Form 10KSB
period 2001-05-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2002-03-04
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2001

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For     the transition period from _______________ to ______________.

Commission File Number: 0-17284

Mercari Communications Group, Ltd.
(Exact name of small business issuer in its charter)

                                       Colorado                                                                             84-1085935
                      (State or other jurisdiction of                                          (I.R.S. employer identification number)
                       incorporation or organization)

1005 East Cobblestone Drive, Highlands Ranch, CO               80126
(Address of principal executive offices)                           (Zip code)

Registrant’s telephone number, including area code:       (303) 791-3888

Securities registered pursuant to section 12 (b) of the Act:      None

Securities registered pursuant to section 12 (g) of the Act:       Common stock, $0.00001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]             NO      [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       [   ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of filing: The common shares of registrant are not traded at the present time on any medium. There is no market in the shares and it is not possible to determine what, if any, market value the voting stock held by non-affiliates may have.

Indicate the number of shares outstanding of each of registrant’s classes of stock as of the latest practicable date: As of May 31, 2001, there were approximately 394,274,720 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None

Part I

Item 1.    Description of Business

Mercari Communications Group, Ltd. (the Company) was incorporated in December 1987 to be a multi-faceted producer and distributor of relevant life management products and services designed to enhance personal development and professional effectiveness. The Company intended to provide education and communication services, training, counseling and personal development programs for adults, primarily in the 30 to 55 age range. The Company intended to concentrate on three primary areas: (i) acquiring or producing and distributing informational and instructional materials, (ii) producing and conducting conferences and seminars, and (iii) acquiring new products which feature novel means for addressing the information and education needs of adult Americans.

The Company completed an Initial Public Offering (IPO) of its securities in September 1988 having sold 77,637,000 units at $0.01 per unit, generating $776,370 in gross proceeds. Each unit consisted of one common share and one Series A Warrant to purchase one common share. Following the offering and after paying debt incurred and offering expenses, net proceeds to the Company were $539,213.

On April 20, 1989 the Company called all 87,137,000 outstanding Series A Warrants for redemption on June 16, 1989. There were 2,835,440 Series A Warrants exercised @ $0.01 for gross proceeds of $28,326 and 302,280 Series A Warrants exercised @ $0.0125 for gross proceeds of $3,775, or total gross proceeds of $32,101. All remaining Series A Warrants expired following the “warrant call”.

The Company ceased all operations mid-year 1990 and was considered to be dormant.

On December 10, 2000 the one remaining director and two unaffiliated businessmen created a new business plan for the Company. New officers and two new directors were appointed for the purpose of implementing the new plan. The new business plan primarily provided for the “clean up” of the Company so as to provide for the filing of all delinquent reports with the Colorado Secretary of State, the United States Securities and Exchange Commission and the Internal Revenue Service and restructuring the balance sheet and the capital structure. Once the Company is current with all agencies, the Company intends to seek to have its common stock traded publicly. The purpose of these actions is the allow the Company to then acquire an operating privately owned business, through a reverse merger, that has assets, revenues and earnings and wishes to become a publicly owned corporation. The Company currently has no prospective acquisition candidates and has not discussed this plan with any potential acquisition candidate.

Year 2000 concerns. Since the Company has had no operations from 1990 through 2001 there are no historical records currently maintained on computer files and the Company currently owns no computer equipment. Therefore, the year 2000 concerns that may impact other businesses should have minimal to zero impact on the Company. However, the year 2000 concern may have an impact on any business the Company may acquire in the future, and management intends to research this issue as part of it’s “due diligence” related to potential acquisition candidates.

Item 2.    Description of Properties

The principal executive offices of the Company are currently located at 1005 East Cobblestone Drive, Highlands Ranch, Colorado 80126. The telephone number at this address is 303-791-3888. The Company is receiving the use of this space free of charge from Mr. Higgins.

Item 3.    Litigation

No material legal proceedings to which the Company is a party or to which the Companies property is subject is pending and no such material proceeding is known by management to be contemplated.

Item 4.    Submission of Matters to a vote of Security Holders

There were no meetings of security holders during the period covered by this report. However, management intends to seek shareholder approval for several issues at the next shareholder meeting. These issues could include a reverse stock split, elimination of the accumulated deficit and shareholder equity through a quasi-reorganization to more accurately reflect the present financial condition of the Company, a change in the Par Value of the common stock, the number of common shares authorized and shareholder approval to change the name of the corporation at the time a “reverse merger” occurs.

PART II

Item 5.    Market for Common Equity and related Stockholder Matters

No market for the common stock of the Company existed as of the date of this report, nor for the last five years. Any market which existed for these shares ceased when the business operations ceased in August 1990. However, management intends, and is hopeful, that when the Company is current with all filings with the Securities and Exchange Commission, that NASD will allow the common stock of the Company to trade on the OTC electronic Bulletin Board exchange as a fully reporting company.

Outstanding shares and shareholders

As of May 31, 2001, the transfer ledgers maintained by the Company’s stock transfer agent indicated that there were 394,274,720 shares of common stock issued and outstanding held by approximately 300 shareholders of record on that date. There were no shares of preferred stock outstanding on that date.

Dividends

The Company has not declared or paid any dividends on the common stock from inception to the date of this report, although there are no restrictions on the payment of dividends. Further, no dividends are contemplated at any time in the foreseeable future.

Item 6.    Management’s discussion and analysis of Financial Condition and Results of Operations

The following should be reviewed in connection with the financial statements and management’s comments thereon set forth under this section and Item 7 below.

                                         Years ended May 31,
                                       2001                2000
                                       ----                ----
Statement of Operations:

Revenues                           $    -0-             $    -0-
Operating Expenses                      -0-                  -0-
Net Profit (Loss)                       -0-                  -0-
Profit (Loss) Per Share                  *                    *

Balance Sheet Data:

Assets                             $    -0-             $    -0-
Liabilities(1)                     $ (110,435)          $ (110,435)
Stockholder's Equity (Deficit)(2)  $ (699,516)          $ (699,516)

* Negligible in amount

(1)	There were approximately $110,000 of unpaid obligations of the Company when operations ceased in August 1990. The Company believes none of such claims would be collectible by creditors, as the statute of limitations applicable to collection of such commercial debt has expired under the Colorado Revised Statute 13-80-101, which limits the collection of commercial debt to six years from the date the last payment was made.
(2)	These deficit amounts were carried forward from the past operations of the Company and management intends to seek shareholder approval for a “quasi-reorganization” to reduce these amounts to zero, to more accurately reflect the present financial condition of the Company.

Liquidity

The Company has not generated any cash flows from operating or investing activities since August 1990. No operating capital was required through the fiscal period covered by this report. Operating capital required subsequent to this report will be provided by one or more of the directors, or from proceeds of stock sold to the three current Board of Director members, or from other presently unknown sources. Until and unless the Company receives additional capital, it will not have sufficient assets to engage in any business.

Results of Operations

The Company had no operations from 1990 through May 31, 2001. In December 2000 the Company adopted the business plan set forth in Item 1 above.

INDEX TO FINANCIAL STATEMENTS

                                                                             PAGE
                                                                             ----
INDEPENDENT AUDITOR'S REPORT                                                  F-1

FINANCIAL STATEMENTS:

       Balance Sheets as of May 31, 2001 and 2000                             F-2

       Statement of Operations for the years ended May 31, 2001 and 2000      F-3

       Statement of Changes in Stockholder Equity for the period from
       December 30, 1987 (Inception) to May 31, 2001                          F-4

       Statement of Cash Flows for the years ended May 31, 2001 and 2000      F-5

NOTES TO FINANCIAL STATEMENTS                                                 F-6

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreement with it’s accountant on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement.

PART III

Item 9.    Directors and Executive Officers of the Company

The following table sets forth all directors and executive officers of the Company, as of July 5, 2000, as well as states their ages:

         NAME                 AGE            POSITION WITH COMPANY *

     Thomas A. Higgins         52            Chairman

     Robert W. Marsik          55            President and Secretary

     Allan Bergenfield         59            Director

* No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee past the current term of office.

Officers will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting immediately following the shareholders’ annual meeting and hold office until their death or until they earlier resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment of executive officers, all of whom serve on an “at will” basis.

The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The Board will meet periodically throughout the year as necessity dictates. During the years of 1990, 1991, 1992, 1993, 1994, 1995, 1996, 1997, 1998, 1999 the Board held no meetings and there was no acting by consent. During 2000 there was one Board meeting.

Executive Profiles

Thomas A. Higgins was a founder and has been Chairman of the Company since inception in December 1987. Mr. Higgins received a Bachelor of Arts degree from Drake University in 1971 and a Masters of Public Administration degree from the University of Colorado in 1974. Mr. Higgins has served as an Officer and Director for several public companies that successfully completed IPO offerings including Bionomic Sciences, Technology Management and Marketing, Inc., OZO Diversified Automation, Inc. and Perfect Products, Inc. Most recently Mr. Higgins has been employed in the wireless telecommunications field with several local companies in the Denver area providing sales and marketing expertise and capital formation and capital structuring expertise.

Robert W. Marsik is currently an independent business broker with a merger and acquisition firm and has been Chief Executive Officer, President, Vice President and Director for numerous public companies over the last twenty years. He has successfully completed several IPO, secondary and warrant exercise funding programs for the companies he was involved in and has considerable merger and acquisition experience with public companies. With many years experience in manufacturing, sales, marketing and administration Mr. Marsik brings diverse and unique management skills to the Company.

Allan Bergenfield is currently the President and principal owner of Bergenfield and Associates which is a regional sales and marketing company servicing the Eastern Seaboard region of the United States and provides sales, broker and marketing services for numerous consumer manufacturing companies. He established this business in 1985 after resigning as Senior Vice President of Minnetonka Inc., a manufacturer of health and beauty aid products. Mr. Bergenfield has also served as a member of the Board of Directors for other public and private companies and brings considerable management experience to the Company.

Item 10.    Executive Compensation

No compensation was paid to the Board of Directors or to Executive Officers of the Company in their capacities as such as of the date of this report, and no cash compensation is anticipated to be paid at any time in the immediate future to any member of the Board.

Employment Agreements:    None.

Item 11.    Security Ownership of Management and Certain Others

Based upon information provided to the Company by its transfer agent, the following table sets forth, as of December 22, 2000, the shares of common stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5 % of the outstanding common stock.

Title of Class                     Name and address of           Number of shares  Percent of Class(1)

Common                             Thomas A. Higgins                97,000,000           25.0%
                                   1005 East Cobblestone Drive
                                   Highlands Ranch, CO 80126

Directors and Executive Officers
As a group                                                          97,000,000           25.0%

(1)    Based upon 394,274,720 shares of common stock issued and outstanding as of May 31, 2001.

Item 12.    Certain Transactions

The office space, telephone and office supplies consumed by the Company are provided free of charge by Thomas Higgins.

PART IV

Item 13.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents and reports have been filed as a part of this report:

1.    Financial Statements:

       F-1   Independent Auditor’s Report
       F-2   Balance Sheet
       F-3   Statement of Operations
       F-4   Statement of Stockholders’ Equity
       F-5   Statement of Cash Flows
       F-6   Notes to Financial Statements

2.   Financial Statement Schedules:    None

3.    Exhibits required by Item 601:   None

4.    Reports on Form 8-K:   None

Robison, Hill & Co.
Certified Public Accountants
1366 East Murray-Holiday Raod
Salt Lake City, Utah 84117-5050

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

MAY 31, 2001 AND 2000

CONTENTS

                                                                           Page
                                                                           ----

Independent Auditor's Report.............................................. F-1

Balance Sheets
  May 31, 2001 and 2000................................................... F-2

Statements of Operations
  For the Years Ended May 31, 2001 and 2000............................... F-3

Statement of Stockholders' Equity for the
  Period from December 30, 1987 (Inception) to May 31, 2001............... F-4

Statements of Cash Flows
  For the Years Ended May 31, 2001 and 2000 .............................. F-5

Notes to Financial Statements............................................. F-6

INDEPENDENT AUDITOR’S REPORT

Mercari Communications Group, Ltd.
(A Development Stage Company)

        We have audited the accompanying balance sheets of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2001 and 2000, and the related statements of operations and cash flows for the two years ended May 31, 2001, and the statement of stockholders’ equity for the period from December 30, 1987 (inception) to May 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2001 and 2000, and the results of its operations and its cash flows for the two years ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                                                                  Respectfully submitted

                                                                                                                                                                 /s/ Robison, Hill & Co.
                                                                                                                                                                  Certified Public Accountants

Salt Lake City, Utah
January 8, 2002

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

                                                                May 31,
                                                          -------------------
                                                          2001           2000
                                                          ----           ----

Assets: ..........................................     $    --        $    --
                                                       =========      =========

Current Liabilities:
   Accounts Payable & Accrued Liabilities ........     $ 110,435      $ 110,435
                                                       ---------      ---------

          Total Liabilities ......................       110,435        110,435
                                                       ---------      ---------

Stockholders' Equity:
  Common Stock, Par value $.00001
    Authorized 950,000,000 shares,
    Issued 394,274,720 shares at May 31, 2001
    and May 31, 2000 .............................         3,943          3,943
  Paid-In Capital ................................       804,722        804,722
  Retained Deficit ...............................      (919,100)      (919,100)
  Deficit Accumulated During the
    Development Stage ............................          --             --
                                                       ---------      ---------

     Total Stockholders' Equity ..................      (110,435)      (110,435)
                                                       ---------      ---------

     Total Liabilities and
       Stockholders' Equity ......................     $    --        $    --
                                                       =========      =========

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                                        Cumulative
                                                                           since
                                                                         August 31,
                                                For the year ended         2001
                                                     May 31,            Inception of
                                                -----------------       development
                                                2001         2000          stage
                                                ----         ----       ------------

Revenues: ...............................     $   --       $   --       $   --

Expenses: ...............................         --           --           --
                                              --------     --------     --------

Net Income ..............................     $   --       $   --       $   --
                                              ========     ========     ========

Basic & Diluted Earnings per share ......     $   --       $   --
                                              ========     ========

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2001

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                                        Since
                                                                                                   August 31,2001
                                                                                                    Inception of
                                                Common Stock             Paid-In      Retained       Development
                                           Shares          Par Value     Capital       Deficit           Stage
                                           ------          ---------     -------      --------     ---------------

Balance at December 30, 1987
(inception) ..........................          --      $      --    $      --      $      --             $  --

Stock Issued for Cash - $.00001/sh ...   271,000,000          2,710         --             --                --
Stock Issued for Cash - $.0001/sh ....     8,000,000             80          720           --                --
Stock Issued for Cash - $.0025/sh ....     8,000,000             80       19,920           --                --
Offering Costs .......................          --             --           (500)          --                --
Net Loss .............................          --             --           --          (62,639)             --
                                         -----------    -----------  -----------    -----------        ----------

Balance at May 31, 1988 ..............   287,000,000          2,870       20,140        (62,639)             --

Stock Issued for Cash - $.0001/sh ....     1,500,000             15          135           --                --
Stock Issued for Cash - $.01/sh ......    77,637,000            777      775,594           --                --
Offering Costs .......................          --             --       (126,353)          --                --
Stock Issued for Cash - $.01/sh ......     2,835,440             28       28,326           --                --
Net Loss .............................          --             --           --         (501,740)             --
                                         -----------    -----------  -----------    -----------        ----------

Balance at May 31, 1989 ..............   368,972,440          3,690      697,842       (564,379)             --

Stock Issued for Cash - $.0125/sh ....       302,280              3        3,775           --                --
Stock Issued for Debt - $.004/sh .....    25,000,000            250      103,105           --                --
Net Loss .............................          --             --           --           (3,355)             --
Write-off of Assets ..................          --             --           --         (351,366)             --
                                         -----------    -----------  -----------    -----------        ----------

Balance at May 31, 1990 ..............   394,274,720          3,943      804,722       (919,100)             --
                                         -----------    -----------  -----------    -----------        ----------

Balance at May 31, 2001 ..............   394,274,720    $     3,943  $   804,722    $  (919,100)          $  --
                                         ===========    ===========  ===========    ===========        ==========

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                                           Cumulative
                                                                               Since
                                                                             August 31,
                                                     For the years ended        2001
                                                           May 31,          Inception of
                                                     -------------------    Development
                                                      2001        2000         Stage
                                                      ----        ----      ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss ........................................   $   --       $   --       $   --
                                                    --------     --------     --------
  Net Cash Used in operating activities .........       --           --           --
                                                    --------     --------     --------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Net cash provided by
  investing activities ..........................       --           --           --
                                                    --------     --------     --------

CASH FLOWS FROM FINANCING
ACTIVITIES:

Net Cash Provided by
  Financing Activities ..........................       --           --           --
                                                    --------     --------     --------

Net (Decrease) Increase in
  Cash and Cash Equivalents .....................       --           --           --
Cash and Cash Equivalents
  at Beginning of Period ........................       --           --           --
                                                    --------     --------     --------
Cash and Cash Equivalents
  at End of Period ..............................   $   --       $   --       $   --
                                                    ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ......................................   $   --       $   --       $   --
  Franchise and income taxes ....................   $   --       $   --       $   --

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:   None

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Mercari Communications Group, Ltd. (a development stage company) is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Colorado on December 30, 1987. The Company ceased all operating activities during the period from June 1, 1990 to August 31, 2001 and was considered dormant. Since August 31, 2001, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

        The Company has no products or services as of May 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                              Per-Share
                                     Income       Shares      Amount
                                     ------       ------      --------
                                  (Numerator)  (Denominator)

                                   For the year ended May 31, 2001
                                   -------------------------------
Basic Earnings per Share
Loss to common shareholders .....   $   --     394,274,720   $   --
                                    ========   ===========   ========

                                   For the year ended May 31, 2000
                                   -------------------------------
Basic Earnings per Share
Loss to common shareholders .....   $   --     394,274,720   $   --
                                    ========   ===========   ========

        There are no outstanding common stock equivalents for May 31, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

        As of May 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $919,000 that may be offset against future taxable income through 2005. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2001 AND 2000

NOTE 3 - DEVELOPMENT STAGE COMPANY

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS

        As of May 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                           MERCARI COMMUNICATIONS GROUP, LTD.

Date:   February __, 2002                             /s/ Robert W. Marsik
                                                                              Robert W. Marsik, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

Date:   February __, 2002                             /s/ Thomas A. Higgins
                                                                              Thomas A. Higgins, Chairman

Date:   February __, 2002                             /s/ Robert W. Marsik
                                                                              Robert W. Marsik, President

Date:   February __, 2002                             /s/ Allan Bergenfield
                                                                              Allan Bergenfield, Director