Form 10QSB
period 2001-08-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2002-03-04
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to ______________.

Commission File Number 0-17284

MERCARI COMMUNICATIONS GROUP, LTD.
(Exact name of small business issuer as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)

84-1085935
(I.R.S. employer identification number)

1005 East Cobblestone Drive, Highlands Ranch, Colorado, 80126
(Address of principal executive offices)

(303) 791-3888
(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 31, 2001 there were approximately 394,274,720 common shares outstanding.

Transitional Small Business Disclosure Format.

Yes  [  ]     No [X]

1. PART 1 - FINANCIAL INFORMATION

Item 1. Financial statements

MERCARI COMMUNICATI0NS GROUP, LTD.

BALANCE SHEET

                                                     August 31,    May 31,
                                                        2001        2001
                                                     ----------    -------
                                                    (unaudited)

ASSETS ...........................................   $  -0-       $  -0-

            TOTAL ASSETS .........................   $  -0-       $  -0-

LIABILITIES ......................................   $ 110,435    $ 110,435

            TOTAL LIABILITIES ....................   $ 110,435    $ 110,435

STOCKHOLDERS' EQUITY
          Common stock, $0.00001 par value:
          Authorized - 950,000,000 shares;
          Issued and outstanding - 394,274,720 ...   $   3,943    $   3,943
          Paid-In Capital ........................   $ 804,722    $ 804,722
          Accumulated deficit ....................   $(919,100)   $(919,100)
          Deficit Accumulated During the
            Development Stage ....................   $  -0-       $  -0-

              TOTAL STOCKHOLDERS' EQUITY .........   $(110,435)   $(110,435)

              TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY ...............   $  -0-       $  -0-

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATI0NS GROUP, LTD.

STATEMENT OF OPERATIONS
(UNAUDITED)

For the three months ended August 31, 2001 and August 31, 2000, respectively

                                                         8-31-01        8-31-00

NET SALES ..................................       $       -0-       $       -0-

COSTS OF SALES .............................       $       -0-       $       -0-

     GROSS PROFIT ..........................       $       -0-       $       -0-

OPERATING EXPENSES
     General and Administrative ............       $       -0-       $       -0-

TOTAL OPERATING EXPENSES ...................       $       -0-       $       -0-

NET INCOME ON OPERATIONS
     BEFORE INCOME TAXES ...................       $       -0-       $       -0-

INCOME TAXES ...............................       $       -0-       $       -0-

NET INCOME .................................       $       -0-       $       -0-

                                                         -------          --------
INCOME PER AVERAGE COMMON SHARE ............       $       -0-       $       -0-

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATI0NS GROUP, LTD.

STATEMENT OF CASH FLOWS
(Unaudited)

For the three months ended August 31, 2001 and August 31, 2000, respectively

                                                            2001          2000
                                                            ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss ...............................      $      -0-      $      -0-

NET CASH USED IN OPERATING ACTIVITIES ..........      $      -0-      $      -0-

CASH FLOWS FROM INVESTING ACTIVITIES ...........      $      -0-      $      -0-

CASH FLOWS FROM FINANCING ACTIVITIES ...........      $      -0-      $      -0-

NET INCREASE (DECREASE) IN CASH ................      $      -0-      $      -0-

CASH, BEGINNING OF PERIOD ......................      $      -0-      $      -0-

CASH, END OF PERIOD ............................      $      -0-      $      -0-

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATI0NS GROUP, LTD.

Notes to Financial Statements
(Unaudited)

PART I

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition of registrant have been included, and the disclosures are adequate to make the information presented not misleading.

ITEM 1. Mercari Communications Group, Ltd. (the Company) was incorporated in December 1987 in the State of Colorado. The Company completed an Initial Public Offering (IPO) of its securities in September 1988 having sold 77,637,000 units at $0.01 per unit, generating $776,370 in gross proceeds. (Each unit consisted of one common share and one Series A Warrant to purchase one common share). Following the offering and after paying debt incurred and offering expenses, net proceeds to the Company were $539,213.

On April 20, 1989 the Company called all 87,137,000 outstanding Series A Warrants for redemption on June 16, 1989. There were 2,835,440 Series A Warrants exercised @ $0.01 for $28,326 gross proceeds and 302,280 Series A Warrants exercised @ $0.0125 for $3,775 gross proceeds, or total gross proceeds of $32,101. All remaining Series A Warrants expired following the “warrant call”. During 1989 the Company issued 25,000,000 Common shares in exchange for $103,105 of debt owed by the Company to an unrelated third party, bringing total shares issued and outstanding to 394,274,720 as of May 31, 2001.

The Company ceased all operations in mid-year 1990 and was considered to be dormant.

On December 10, 2000 one former Board member and two unaffiliated businessmen created a new business plan for the Company and appointed new Officers and Board of Directors for the purpose of implementing the new plan. The new business plan primarily provided for the “clean up” of the Company so as to provide for the filing of all delinquent reports with the Colorado Secretary of State, the United States Securities and Exchange Commission and the Internal Revenue Service and restructuring the balance sheet and the capital structure. Once the Company is current with all agencies, a licensed Broker / Dealer will be located who will file an application with the National Association of Security Dealers for trading of the companies common stock to commence. The purpose of these actions is the allow the Company to then acquire an operating privately owned business, through a reverse merger, that has assets, revenues and earnings and wishes to become a publicly owned corporation. The Company currently has no prospective acquisition candidates and has not discussed this plan with any potential acquisition candidate.

Note 1. According to the 10-Q report filed with the Securities and Exchange Commission for the period ending February 28, 1989 the Company had approximately $ 15,900 of real assets and $ 110,000 of liabilities. The Company believes that the claims of unpaid creditors have become uncollectible against the Company because of the statute of limitations applicable to the collection of commercial debt under Colorado Revised Statue 13-80-101, which limits the collection of commercial debt to six years from the date the last payment was made on said debt.

Note 2. Registrant has not declared or paid dividends on its common stock since inception.

Note 3. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principals for complete financial statements.

Note 4. Income taxes have not been provided for in that registrant has not had a tax liability since inception.

Note 5. The Company had no operations from 1990 through August 2001. The Company is a development stage business, which intends to acquire a United States or foreign based business which is privately owned and wishes to become a publicly owned business. First management must clean up the balance sheet and restructure the capital structure so that an acquisition could be made. Additionally, management must bring the Company current in all of its filing obligations with several state and federal agencies and then have an unaffiliated licensed broker/dealer make application with NASD for the common stock of the Company to trade before an acquisition could occur. At the time of this report, not all of these steps have been completed and no acquisition considerations or discussions have occurred.

ITEM 2.   Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Results of Operations: (See note 5 above).

Liquidity and Capital Resources: The Company presently has no source of liquidity or capital. Unless the Company is able to establish a source of capital it is unlikely that the Company will be able to successfully commence operations.

PART II – OTHER INFORMATION

ITEM 1.   Litigation: There is no pending litigation, which the Company is presently a party to and management is not aware of any litigation which may arise in the future.

ITEM 2.   Change in Securities: There has been no change in securities for the period of this report.

ITEM 3.    Default Upon Senior Securities: None

ITEM 4.    Submission of Matters to a Vote of Security Holders: None

ITEM 5.    Other Information: None

ITEM 6.    Exhibits and Reports of Form 8-K: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of March, 2002.

MERCARI COMMUNICATIONS GROUP, LTD.
(Registrant)

By	By /s/ Robert W. Marsik ______________________________ Robert W. Marsik, President