Form 10QSB
period 2001-11-30
MERCARI COMMUNICATIONS GROUP LTD
filed 2002-03-04
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

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

(303) 791-3888
(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 30, 2001 there were approximately 394,274,720 common shares outstanding.

Transitional Small Business Disclosure Format.

Yes  [  ]     No [X]

1. PART 1 - FINANCIAL INFORMATION

Item 1. Financial statements

MERCARI COMMUNICATI0NS GROUP, LTD.

BALANCE SHEET

                                                    November 30,   November 30,
                                                        2001          2000
                                                     ----------    -----------
                                                    (unaudited)

ASSETS ...........................................   $  -0-         $  -0-

            TOTAL ASSETS .........................   $  -0-         $  -0-

LIABILITIES ......................................   $ 110,435      $ 110,435

            TOTAL LIABILITIES ....................   $ 110,435      $ 110,435

STOCKHOLDERS' EQUITY
          Common stock, $0.00001 par value:
          Authorized - 950,000,000 shares;
          Issued and outstanding - 394,274,720 ...   $   3,943      $   3,943
          Paid-In Capital ........................   $ 804,722      $ 804,722
          Accumulated deficit ....................   $(919,100)     $(919,100)
          Deficit Accumulated During the
            Development Stage ....................   $  -0-         $  -0-

              TOTAL STOCKHOLDERS' EQUITY .........   $(110,435)     $(110,435)

              TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY ...............   $  -0-         $  -0-

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATI0NS GROUP, LTD.

STATEMENT OF OPERATIONS
(UNAUDITED)

For the six months ended November 30, 2001 and November 30, 2000, respectively

                                                        11-30-01       11-30-00

NET SALES ..................................       $       -0-       $       -0-

COSTS OF SALES .............................       $       -0-       $       -0-

     GROSS PROFIT ..........................       $       -0-       $       -0-

OPERATING EXPENSES
     General and Administrative ............       $       -0-       $       -0-

TOTAL OPERATING EXPENSES ...................       $       -0-       $       -0-

NET INCOME ON OPERATIONS
     BEFORE INCOME TAXES ...................       $       -0-       $       -0-

INCOME TAXES ...............................       $       -0-       $       -0-

NET INCOME .................................       $       -0-       $       -0-

                                                         -------          --------
INCOME PER AVERAGE COMMON SHARE ............       $       -0-       $       -0-

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATI0NS GROUP, LTD.

STATEMENT OF CASH FLOWS
(Unaudited)

For the six months ended November 30, 2001 and November 30, 2000, respectively

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