Form 10QSB
period 2002-02-28
MERCARI COMMUNICATIONS GROUP LTD
filed 2002-04-16
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

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

(303) 791-3888
(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 28, 2002, there were approximately 950,000,000 common shares outstanding.

Transitional Small Business Disclosure Format.

Yes  [  ]     No [X]

1. PART 1 - FINANCIAL INFORMATION

Item 1. Financial statements

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development State Company)
BALANCE SHEET

                                                   February 28, February 28,
                                                      2002         2001
                                                   -----------  -----------
                                                   (unaudited)

ASSETS .........................................   $   5,532    $    -0-

            TOTAL ASSETS .......................   $   5,532    $    -0-

LIABILITIES (Note 1) ...........................   $ 113,435    $ 110,435

            TOTAL LIABILITIES ..................   $ 113,435    $ 110,435

STOCKHOLDERS’ EQUITY

          Common stock, $0.00001 par value:
          Authorized - 950,000,000 shares;
          Issued and outstanding - 950,000,000
           and 394,274,720 on February 28, 2002
           and 2001, respectively ..............   $   9,475    $   3,943
          Paid-In Capital ......................   $ 806,867    $ 804,722
          Accumulated deficit ..................   ($919,100)   ($919,100)
          Deficit Accumulated During the
          Development Stage ....................   ($  5,145)   $    -0-

              TOTAL STOCKHOLDERS' EQUITY .......   ($107,903)   ($110,435)

              TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY .............   $   5,532    $    -0-

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development State Company)
STATEMENT OF OPERATIONS
(Unaudited)

                                                                      Cumulative
                                                                        Since
                                                                       August 31,
                                   For the              For the           2001
                             Three Months Ended    Nine Months Ended   Inception
                                 February 28,         February 28,         of
                              -----------------   ------------------   Development
                                2002      2001       2002      2001       Stage
                                ----      ----       ----      ----    -----------

Revenues .................    $  --       $ --     $  --       $ --     $  --
                              -------     -----    -------     -----    -------
Expenses .................      5,145       --       5,145       --       5,145
                              -------     -----    -------     -----    -------
  Net Loss ...............    $(5,145)    $ --     $(5,145)    $ --     $(5,145)
                              =======     =====    =======     =====    =======

Basic & Diluted
  Loss Per Share .........    $  --       $ --     $  --       $ --
                              =======     =====    =======     ======

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development State Company)
STATEMENT OF CASH FLOWS
(Unaudited)

                                                                      Cumulative
                                                                        Since
                                                                       August 31,
                                                        For the           2001
                                                   Nine Months Ended   Inception
                                                      February 28,         of
                                                  ------------------   Development
                                                     2002      2001       Stage
                                                     ----      ----    -----------
CASH FLOW FROM OPERATING
ACTIVITIES:
Net Loss .......................................   $(5,145)   $  --     $(5,145)
Increase (Decrease) in Accounts Payable ........     3,000       --       3,000
                                                   -------    -------   -------
  Net cash used in operating activities ........    (2,145)      --      (2,145)
                                                   -------    -------   -------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Proceeds From Shareholder Advances .............     2,145       --       2,145
Proceeds From Capital Stock Issued .............     5,532       --       5,532
                                                   -------    -------   -------
  Net cash provided by financing activities ....     7,677       --       7,677
                                                   -------    -------   -------
Net (Decrease) Increase in
  Cash and Cash Equivalents ....................     5,532       --       5,532
Cash and Cash Equivalents
  at Beginning of Period .......................      --         --        --
                                                   -------    -------   -------
Cash and Cash Equivalents
  at End of Period .............................   $ 5,532    $  --     $ 5,532
                                                   =======    =======   =======

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest .....................................   $  --      $  --     $  --
  Franchise and income taxes ...................   $  --      $  --     $  --

SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
  None

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development State Company)
Notes to Financial Statements
For the Nine Months Ended February 28, 2002 and 2001
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Mercari Communications Group, Ltd. (a development stage company) (“Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition of registrant have been included, and the disclosures are adequate to make the information presented not misleading.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Colorado on December 30, 1987. The Company ceased all operating activities during the period from June 1, 1990 to August 31, 2001 and was considered dormant. Since August 31, 2001, the Company is in the development stage, and has not commenced planned principal operations.

The Company completed an Initial Public Offering (IPO) of its securities in September 1988 having sold 77,637,000 units at $0.01 per unit, generating $776,370 in gross proceeds. (Each unit consisted of one common share and one Series A Warrant to purchase one common share). Following the offering and after paying debt incurred and offering expenses, net proceeds to the Company were $539,213. On April 20, 1989 the Company called all 87,137,000 outstanding Series A Warrants for redemption on June 16, 1989. There were 2,835,440 Series A Warrants exercised @ $0.01 for $28,326 gross proceeds and 302,280 Series A Warrants exercised @ $0.0125 for $3,775 gross proceeds, or total gross proceeds of $32,101. All remaining Series A Warrants expired following the “warrant call”. During 1989 the Company issued 25,000,000 Common shares in exchange for the cancellation of $103,105 of debt owed by the Company to an unrelated third party, bringing total shares issued and outstanding to 394,274,720 as of May 31, 2001.

The Company ceased all operations in mid-year 1990 and was considered to be dormant.

In December 2000 the one remaining Board member created a new business plan with two unaffiliated businessmen for the Company. New Officers and two new Directors were appointed for the purpose of implementing the new plan. The new business plan primarily provided for the “clean up” of the Company so as to provide for the filing of all delinquent reports with the Colorado Secretary of State, the United States Securities and Exchange Commission and the Internal Revenue Service and restructuring the balance sheet and the capital structure. Once the Company is current with all agencies, an application with the National Association of Security Dealers for inclusion of Company securities on the OTC Bulletin Board Market, although we make no assurances in that regard. The Company plans to seek to acquire an operating privately owned business, through a reverse merger, that has assets, revenues and earnings and wishes to become a publicly owned corporation. The Company currently has no prospective acquisition candidates and has not discussed this plan with any potential acquisition candidate.

On December 17, 2001 the Board of Directors engaged the audit firm of Robison, Hill and Company, approved the audit report prepared by the Auditors for the Company for the fiscal year ended May 31, 2001, and approved the appointment of Computershare Investor Services as transfer agent for the Company

According to the Form 10-Q report filed with the Securities and Exchange Commission by the Company for the quarter ended February 28, 1989, the Company had approximately $110,000 of liabilities at that time. The Company believes that the claims of those unpaid creditors have become uncollectible because of the statute of limitations applicable to the collection of commercial debt under Colorado Revised Statue 13-80-101, which limits the collection of commercial debt to six years from the date of last payment.

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development State Company)
Notes to Financial Statements
For the Nine Months Ended February 28, 2002 and 2001
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business

The Company has no products or services as of February 28, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to wake estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Share:

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                      Per Share
                                            Income       Shares         Amount
                                            ------       ------       ---------
                                         (Numerator)  (Denominator)

                                          For the Three Months Ended February 28, 2002
Basic Loss per Share
Income to common shareholders             $ (5,145)    849,969,450      $ --
                                          ========     ===========      ======

                                          For the Nine Months Ended February 28, 2002
Basic Loss per Share
Income to common shareholders             $ (5,145)    544,420,546      $ --
                                          ========     ===========      ======

                                          For the Three Months Ended February 28, 2001
Basic Loss per Share
Income to common shareholders             $   --       394,274,720      $ --
                                          ========     ===========      ======

                                          For the Nine Months Ended February 28, 2001
Basic Loss per Share
Income to common shareholders             $   --       394,274,720      $ --
                                          ========     ===========      ======

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development State Company)
Notes to Financial Statements
For the Nine Months Ended February 28, 2002 and 2001
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

There are no outstanding common stock equivalents for February 28, 2002 and 2001 and are thus not considered.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

As of February 28, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $924,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets. nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS

As of February 28, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of tbese facilities and there are no connriittnents for future use of the facilities.

NOTE 5 - COMMON STOCK

On December 17, 2001 the Board of Directors voted to cancel 203,250,000 common shares previously issued to twenty-one people who entered into an agreement to cancel these shares with the underwriter in the event that the Company did not achieve certain revenue projections following the IPO in 1988. The Company did not achieve those revenue projections and the current Board of Directors took action to cancel those shares. Additionally, the Board of Directors approved the purchase of 738,975,280 common restricted shares by the current Board members for services and cash contributions of $7,677.

ITEM 2.   Management’s Discussion and Analysis of Financial Conditions and Plan of Operations.

General. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of operations in the Company’s annual report on Form 10-KSB for the year ended May 31, 2001.

Results of Operations. The Company had no operations from 1990 through 2001. The Company is a development stage business, which intends to acquire a United States or foreign based business which is privately owned and wishes to become a publicly owned business. First management must clean up the balance sheet and restructure the capital structure so that an acquisition could be made. Additionally, management must bring the Company current in all of its filing obligations with several state and federal agencies and then have an unaffiliated licensed broker/dealer make application with NASD for the common stock of the Company to trade before an acquisition could occur. At the time or this report, not all of these steps have been completed and no acquisition considerations or discussions have occurred with any party.

For the quarter ended February 28, 2002 compared to the same period in 2001 are not necessarily indicative of the results that may be expected for the year ended May 31, 2001.

The Company has no business operations. The Company had $5,145 and $5,145 in expenses for the three and nine months ended February 28, 2002 and $O and $O for the three and nine months ended 2001. The Company had no revenues for the three and nine month periods ended February 28, 2002 and 2001. Losses on operations may occur until sufficient revenues can be achieved.

Liquidity and Capital Resources

The Company requires working capital principally to fund its current operations. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing, but the Company has been able to borrow any additional working capital that has been required. From time to time in the past, required short-term borrowing have been obtained from a principal shareholder or other related entities.

Plan of Operations

In order to complete any acquisition, the Company may be required to supplement its available cash and other liquid assets with proceeds from borrowings, the sale of additional securities, including the private placement of restricted stock and/or a public offering, or other sources. There can be no assurance that any such required additional funding will be available or favorable to the Company.

The Company’s business plan requires substantial funding from a public offering of its common stock. Along with other shot-term financing, the net proceeds from the sale of comnon stock should provide sufficient working capital to meet anticipated capital needs for the next 12 months. After that, additional funds will be generated through internal operations or from equity or debt financing, for which the Company has no commitments.

Since there is no assurance that the sale of common stock will be successful, the Company intends to actively pursue other fnancing or finding opportunities.

PART II – OTHER INFORMATION

ITEM 1.   Legal Proceedings

There is no pending litigation, which the Company is presently a party to and management is not aware of any litigation which may arise in the future.

ITEM 2.   Change in Securities

On December 17, 2001 the Board of Directors canceled 203,250,000 common shares previously issued to twenty-one persons who entered into an agreement to cancel these shares with thc underwriter in the event that the Company did not achieve certain revenue projections following the IPO in 1988. The Company did not achieve those revenue projections and the current Board of Directors took action to cancel those shares. Additionally, the Board of Directors approved the purchase of 758,975,280 common restricted shares by the current Board members for services and cash contributions of $7,677.

ITEM 3.    Default Upon Senior Securities

                  None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

                  None.

ITEM 5.    Other Information

                  None.

ITEM 6.    Exhibits and Reports of Form 8-K

The Company did not file a report on Form 8-K during the three months ended February 28, 2002.

SIGNATURES

In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD. (Registrant)

Date: April 12, 2002                                                                                                                By   /s/ Robert W. Marsik
                                                                                                                                                           Robert W. Marsik, President