Form 10KSB
period 2002-05-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2002-08-29
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      [X]           NO  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.       [   ]

State issuer’s revenues for its most recent fiscal year. $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of specified date within the past 60 days. There is no market in the shares and it is not possible to determine what, if any, market value the voting stock held by non-affiliates may have.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 31, 2002, there were 950,000,000 common shares outstanding.

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

The Company completed an Initial Public Offering (IPO) of its securities in September 1988 and sold 77,637,000 units at $0.01 per unit, generating $776,370 in gross proceeds. Each unit consisted of one common share and one Series A Warrant to purchase one common share. Following the offering and after paying debt incurred and offering expenses, net proceeds to the Company were $539,213.

On April 20, 1989 the Company called all 87,137,000 outstanding Series A Warrants for redemption on June 16, 1989. There were 2,835,440 Series A Warrants exercised @ $0.01 for gross proceeds of $28,326 and 302,280 Series A Warrants exercised @ $0.0125 for gross proceeds of $3,775, or total gross proceeds of $32,101. All remaining Series A Warrants expired following the “warrant call”.

The Company ceased all operations mid-year 1990 and was considered to be dormant until 2002.

On December 10, 2000 one former Board member and two unaffiliated businessmen created a new business plan for the Company and appointed new Officers and Board of Directors for the purpose of implementing the new plan. The new business plan primarily provided for the “clean up” of the Company so as to provide for the filing of all delinquent reports with the Colorado Secretary of State, the United States Securities and Exchange Commission and the Internal Revenue Service and restructuring the balance sheet and the capital structure. Once the Company is current with all agencies, a licensed Broker/Dealer will be located who will file an application with the National Association of Securities Dealers for trading of the Company’s common stock. The purpose of these actions is the allow the Company to then acquire an operating privately owned business, through a reverse merger or other transaction, that has assets, revenues and earnings and wishes to become a publicly owned corporation. The Company currently has no prospective acquisition candidates and has not discussed this plan with any potential acquisition candidate.

On December 17, 2001 the three current Directors approved the cancellation of 203,250,000 shares previously issued to twenty-one people who had each entered into an agreement with the Company, and with the underwriter for the Company, which required them to each cancel seventy-five percent (75%) of the stock they held if the Company did not meet certain revenue levels within three years from the date of the initial public offering (IPO). The Company did not meet those revenue levels before the Company ceased operations and the shares were therefore subject to cancellation. The Board of Directors also authorized the purchase of 758,975,280 restricted common shares at par value ($0.0001 per share) by the three Directors. The Directors did pay $7,589.75 in cash consideration for those shares. Following the cancellation of the 203,250,000 shares and the purchase of 758,975,280 shares, there are 950,000,000 common shares issued and outstanding.

Year 2000 concerns. Since the Company has had no operations from 1990 through 2002 there are no historical records currently maintained on computer files and the Company currently owns no computer equipment. Therefore, the year 2000 concerns that may impact other businesses should have minimal to zero impact on the Company. However, the year 2000 concern may have an impact on any business the Company may acquire in the future, and management intends to research this issue as part of it’s “due diligence” related to potential acquisition candidates.

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

Item 4.    Submission of Matters to a vote of Security Holders

There were no meetings of security holders during the period covered by this report. However, management intends to seek shareholder approval for several issues at the next shareholder meeting. These issues would include a reverse stock split, elimination of the accumulated deficit and shareholder equity for financial reporting purposes through a quasi-reorganization to more accurately reflect the present financial condition of the Company, a change in the Par Value of the common stock, the number of common shares authorized and shareholder approval to change the name of the corporation at the time a “reverse merger” transaction occurs.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Outstanding shares and shareholders

As of December 17, 2001, there were 394,274,720 shares of common stock issued and outstanding held by approximately 300 shareholders of record. There were no shares of preferred stock outstanding. The Board of Directors authorized the transfer agent to cancel 203,250,000 common shares as described in Item 1 above and to issue 758,975,280 common restricted shares sold to the three Directors. The total shares outstanding is 950,000,000 as of May 31, 2002.

Dividends

The Company has not declared or paid any dividends on the common stock from inception to the date of this report, although there are no restrictions on the payment of dividends. Further, no dividends are contemplated at any time in the foreseeable future.

Recent Sales of Unregistered Securities

Effective Dec 17, 2001, the Board of Directors affirmed the cancellation of 203,250,000 common shares previously issued to 21 persons who had agreed to return these shares for cancellation in the event that the Company did not achieve certain revenue projections made at the time of the Company’s initial public offering in 1988. The Company did not achieve the required level of revenue included in the projections; and the Board of Directors took action to cancel the shares. At that time, the three directors purchased 758,975,280 shares in consideration of services performed by the directors in reorganizing the Company and cash of $7,677. The shares were issued without registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as the purchasers had full information of the business and affairs of the Company and agreed to purchase the shares for investment. Certificates evidencing the shares will each bear an appropriate restrictive legend when issued and the Company will enter “stop transfer” instructions at the time of issuance of the certificates. No underwriter was involved in the offer or sale of these securities.

Item 6.    Management’s discussion and analysis of Financial Condition and Results of Operations

The following should be reviewed in connection with the financial statements and management’s comments thereon set forth under this section and Item 7 below.

                                         Years ended May 31,
                                       2002                2001
                                       ----                ----
Statement of Operations:

Revenues                           $    -0-             $    -0-
Operating Expenses                     8,006                 -0-
Net Profit (Loss)                     (8,006)                -0-
Profit (Loss) Per Share                  *                    *

Balance Sheet Data:

Assets                             $      203           $    -0-
Liabilities(1)                     $ (110,967)          $ (110,435)
Stockholder's Equity (Deficit)(2)  $ (699,516)          $ (699,516)

* Negligible in amount

(1)	Management for the Company believes that there were approximately $ 110,000 of unpaid obligations of the Company when operations ceased in August 1990. The Company believes none of such claims would be collectible by creditors, as the statute of limitations applicable to collection of such commercial debt has expired under the Colorado Revised Statute 13-80-101, which limits the collection of commercial debt to six years from the date the last payment was made.
(2)	These deficit amounts were carried forward from the past operations of the Company and management intends to seek shareholder approval for a quasi-reorganization to eliminate these amounts for financial reporting purposes to more accurately reflect the present financial condition of the Company.

Liquidity

The Company has not generated any cash flows from operating or investing activities since August 1990. No operating capital was required through the fiscal period covered by this report. Operating capital required subsequent to this report will be provided by one of the newly appointed Directors, or from proceeds of stock sold to the three current Board of Director members.

Results of Operations

The Company had no operations from 1990 through May 31, 2002. In December 2000 the Company adopted the business plan set forth in Item 1 above.

INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITOR'S REPORT                                                 F-1

FINANCIAL STATEMENTS:

       Balance Sheets as of May 31, 2002 and 2001                            F-2

       Statement of Operations for the years ended May 31, 2002 and 2001     F-3

       Statement of Changes in Stockholder Equity for the period from
       December 30, 1987 (Inception) to May 31, 2002                         F-4

       Statement of Cash Flows for the years ended May 31, 2002 and 2001     F-5

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

PART III

Item 9.    Directors and Executive Officers of the Company

The following table sets forth all directors and executive officers of the Company, as of May 31, 2002, as well as states their ages:

         NAME                 AGE            POSITION WITH COMPANY *

     Thomas A. Higgins         53            Chairman

     Robert W. Marsik          56            President and Secretary

     Allan Bergenfield         60            Director

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

The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The Board will meet periodically throughout the year as necessity dictates. During the years of 1990, 1991, 1992, 1993, 1994, 1995, 1996, 1997, 1998, 1999 the Board held no meetings and there was no acting by consent. During 2001 there was one Board meeting and one Board meeting during 2002.

Executive Profiles

Thomas A. Higgins was a founder and has been Chairman of the Company since inception in December 1987. Mr. Higgins received a Bachelor of Arts degree from Drake University in 1971 and a Masters of Public Administration degree from the University of Colorado in 1974. Mr. Higgins has served as an Officer and Director for several public companies that successfully completed IPO offerings including Bionomic Sciences International, Inc., Technology Management and Marketing, Inc., OZO Diversified Automation, Inc. and Perfect Products, Inc. Most recently Mr. Higgins has been employed in the wireless telecommunications field with several local companies in the Denver area providing sales and marketing expertise and capital formation and capital structuring expertise.

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

Employment Agreements:    None.

Item 11.    Security Ownership of Management and Certain Others

Based upon information provided to the Company by its transfer agent, the following table sets forth, as of May 31, 2002, the shares of common stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5 % of the outstanding common stock.

Title of Class              Name and address            Number of shares  Percent of Class(1)

Common                      Thomas A. Higgins              237,500,000          25.0%
                            1005 East Cobblestone Drive
                            Highlands Ranch, CO 80126

Common                      Robert W. Marsik               496,725,280          52.2%
                            1960 White Birch Drive
                            Vista, CA 92083

Common                      Allan Bergenfield               40,000,000           4.2%
                            548 Longhorn Crescent
                            Rockville, MD 20850

Directors and Executive
Officers As a group                                        774,225,280          77.2%

(1)    Based upon 950,000,000 shares of common stock issued and outstanding as of May 31, 2002.

(2)    All shares held by Directors are restricted shares as defined by SEC Rule 144.

Item 12.    Certain Transactions

The office space, telephone and office supplies consumed by the Company are provided without cost by Thomas Higgins.

PART IV

Item 13.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents and reports have been filed as a part of this report:

1.    Financial Statements:

       F-1   Independent Auditor’s Report
       F-2   Balance Sheet
       F-3   Statement of Operations
       F-4   Statement of Stockholders’ Equity
       F-6   Statement of Cash Flows
       F-7   Notes to Financial Statements

2.   Financial Statement Schedules:    None

3.    Exhibits required by Item 601:

(a)	Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer, Robert W. Marsik, pursuant to 18 USC Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

4.    Reports on Form 8-K:   None

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

MAY 31, 2002 AND 2001

CONTENTS

                                                                         Page

Independent Auditor's Report...........................................  F - 1

Balance Sheets
  May 31, 2002 and 2001................................................  F - 2

Statements of Operations
  For the Years Ended May 31, 2002 and 2001............................  F - 3

Statement of Stockholders' Equity for the
  Period from December 30, 1987 (Inception) to May 31, 2002............  F - 4

Statements of Cash Flows
  For the Years Ended May 31, 2002 and 2001 ...........................  F - 6

Notes to Financial Statements..........................................  F - 7

INDEPENDENT AUDITOR’S REPORT

Mercari Communications Group, Ltd.
(A Development Stage Company)

        We have audited the accompanying balance sheets of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2002 and 2001, and the related statements of operations and cash flows for the two years ended May 31, 2002, and the statement of stockholders’ equity for the period from December 30, 1987 (inception) to May 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2002 and 2001, and the results of its operations and its cash flows for the two years ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted /s/ Robison, Hill & Co. Certified Public Accountants

Salt Lake City, Utah
July 22, 2002

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

                                                                    May 31,
                                                              -------------------
                                                              2002           2001
                                                              ----           ----

Assets - Cash: ..........................................   $     204    $    --
                                                            =========    =========

Current Liabilities:
   Accounts Payable & Accrued Liabilities ...............   $ 114,047    $ 110,435
                                                            ---------    ---------

          Total Liabilities .............................     114,047      110,435
                                                            ---------    ---------

Stockholders' Equity:
  Common Stock, Par value $.00001
    Authorized 950,000,000 shares,
    Issued 394,274,720 shares at May 31, 2002
    and May 31, 2001 ....................................       3,943        3,943
  Common Stock to be Issued, 555,725,280 shares
     at May 31, 2002, and -0- shares at May 31, 2001 ....       5,557         --
  Paid-In Capital .......................................     814,432      804,722
  Retained Deficit ......................................    (919,100)    (919,100)
  Deficit Accumulated During the
    Development Stage ...................................     (18,675)        --
                                                            ---------    ---------

     Total Stockholders' Equity .........................    (113,843)    (110,435)
                                                            ---------    ---------

     Total Liabilities and
       Stockholders' Equity .............................   $     204    $    --
                                                            =========    =========

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                                        Cumulative
                                                                           since
                                                                         August 31,
                                                For the year ended         2001
                                                     May 31,            Inception of
                                                -----------------       development
                                                2002         2001          stage
                                                ----         ----       ------------

Revenues: ...............................     $   --       $   --       $   --

Expenses: ...............................       18,675          --        18,675
                                              --------     --------     --------

     Net Income .........................     $(18,675)    $   --       $(18,675)
                                              ========     ========     ========

Basic & Diluted Earnings per share ......     $   --       $   --
                                              ========     ========

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2002

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                                               Since
                                                                                                          August 31, 2001
                                                                      Common                               Inception of
                                              Common Stock           Stock to    Paid-In      Retained      Development
                                         Shares         Par Value    be Issued   Capital       Deficit          Stage
                                         ------         ---------    ---------   -------      --------    ---------------

Balance at December 30, 1987
(inception) ..........................        --     $      --    $      --     $      --     $      --       $   --

Stock Issued for Cash - $.00001/sh ... 271,000,000         2,710         --            --            --           --
Stock Issued for Cash - $.0001/sh ....   8,000,000            80         --             720          --           --
Stock Issued for Cash - $.0025/sh ....   8,000,000            80         --          19,920          --           --
Offering Costs .......................        --            --           --            (500)         --           --
Net Loss .............................        --            --           --            --         (62,639)        --
                                       -----------   -----------  -----------   -----------   -----------     --------

Balance at May 31, 1988 .............. 287,000,000         2,870         --          20,140       (62,639)        --

Stock Issued for Cash - $.0001/sh ....   1,500,000            15         --             135          --           --
Stock Issued for Cash - $.01/sh ......  77,637,000           777         --         775,594          --           --
Offering Costs .......................        --            --           --        (126,353)         --           --
Stock Issued for Cash - $.01/sh ......   2,835,440            28         --          28,326          --           --
Net Loss .............................        --            --           --            --        (501,740)        --
                                       -----------   -----------  -----------   -----------   -----------     --------

Balance at May 31, 1989 .............. 368,972,440   $     3,690  $      --     $   697,842   $  (564,379)    $   --

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2002

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                                               Since
                                                                                                          August 31, 2001
                                                                      Common                               Inception of
                                              Common Stock           Stock to    Paid-In      Retained      Development
                                         Shares         Par Value    be Issued   Capital       Deficit          Stage
                                         ------         ---------    ---------   -------      --------    ---------------

Balance at May 31, 1989 .............. 368,972,440   $     3,690  $      --     $   697,842   $  (564,379)    $   --

Stock Issued for Cash - $.0125/sh ....     302,280             3         --           3,775          --           --
Stock Issued for Debt - $.004/sh .....  25,000,000           250         --         103,105          --           --
Net Loss .............................        --            --           --            --          (3,355)        --
Write-off of Assets ..................        --            --           --            --        (351,366)        --
                                       -----------   -----------  -----------   -----------   -----------     --------

Balance at May 31, 1990 .............. 394,274,720         3,943         --         804,722      (919,100)        --
                                       -----------   -----------  -----------   -----------   -----------     --------

Balance at May 31, 2001 .............. 394,274,720         3,943         --         804,722      (919,100)        --

December 17, 2001 Shares to be
  Cancelled ..........................(203,250,000)         --         (2,033)        2,033          --           --
December 17, 2001 Shares to be
  Issued ............................. 758,975,280          --          7,590          --            --           --
Capital Contributed by
  Shareholders .......................        --            --           --           7,677          --           --
Net Loss                                      --            --           --            --            --        (18,675)
                                       -----------   -----------  -----------   -----------   -----------     --------

Balance at May 31, 2002 .............. 950,000,000   $     3,943  $     5,557      $814,432   $  (919,100)    $(18,675)
                                       ===========   ===========  ===========   ===========   ===========     =========

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                                           Cumulative
                                                                               Since
                                                                             August 31,
                                                     For the years ended        2001
                                                           May 31,          Inception of
                                                     -------------------    Development
                                                      2002        2001         Stage
                                                      ----        ----      ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss .......................................   $(18,675)   $    --     $(18,675)
Increase (Decrease) in Accounts Payable ........      3,612         --        3,612
                                                   --------    ---------   --------

  Net Cash Used in operating activities ........    (15,063)        --      (15,063)
                                                   --------    ---------   --------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Net cash provided by investing activities ....       --           --         --
                                                   --------    ---------   --------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Stock issued for cash ..........................      7,590         --        7,590
Cash contributed by shareholders ...............      7,677         --        7,677
                                                   --------    ---------   --------

  Net Cash Provided by financing activities ....     15,267         --       15,267
                                                   --------    ---------   --------

Net (Decrease) Increase in
  Cash and Cash Equivalents ....................        204         --          204
Cash and Cash Equivalents
  at Beginning of Period .......................       --           --         --
                                                   --------    ---------   --------
Cash and Cash Equivalents
  at End of Period .............................   $    204    $    --     $    204
                                                   ========    =========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest .....................................   $   --      $    --     $   --
  Franchise and income taxes ...................   $   --      $    --     $   --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:   None

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2002 AND 2001

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

Nature of Business

        The Company has no products or services as of May 31, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                              Per-Share
                                     Income       Shares      Amount
                                     ------       ------      --------
                                  (Numerator)  (Denominator)

                                   For the year ended May 31, 2002
                                   -------------------------------
Basic Earnings (Loss) per Share
Loss to common shareholders .....  $ (18,675)  647,015,532  $   --
                                    ========   ===========   ========

                                   For the year ended May 31, 2001
                                   -------------------------------
Basic Earnings (Loss) per Share
Loss to common shareholders .....  $    --     394,274,720  $   --
                                    ========   ===========   ========

        There are no outstanding common stock equivalents for May 31, 2002 and 2001 and are thus not considered.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

        As of May 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $930,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2002 AND 2001

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

NOTE 4 - COMMITMENTS

        As of May 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - COMMON STOCK TRANSACTIONS

        On December 17, 2001, the Board of Directors approved the cancellation of 203,250,000 shares of common stock. As of May 31, 2002, these shares had not been cancelled.

        On December 17, 2001, the Board of Directors authorized the sale of 758,975,280 restricted common shares at par value by the three current Directors. The Directors paid $7,590 in cash consideration for those shares. As of May 31, 2002, these shares had not been issued.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                           MERCARI COMMUNICATIONS GROUP, LTD.

Date:   August 29, 2002                                  /s/ Robert W. Marsik
                                                                              Robert W. Marsik, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

Date:   August 29, 2002                                  /s/ Thomas A. Higgins
                                                                              Thomas A. Higgins, Chairman

Date:   August 29, 2002                                  /s/ Robert W. Marsik
                                                                              Robert W. Marsik, President

Date:   August 29, 2002                                  /s/ Allan Bergenfield
                                                                              Allan Bergenfield, Director