Form 10QSB
period 2002-08-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2002-10-22
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

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

(303) 791-3888
(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 28, 2002, there were approximately 950,000,000 common shares outstanding.

Transitional Small Business Disclosure Format.

Yes  [  ]     No [X]

1. PART 1 - FINANCIAL INFORMATION

Item 1. Financial statements

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development State Company)
BALANCE SHEET

                                                    August 31,  August 31,
                                                      2002         2001
                                                    ----------  ----------
                                                   (unaudited)

ASSETS .........................................   $     204    $    -0-

            TOTAL ASSETS .......................   $     204    $    -0-

LIABILITIES (Note 1) ...........................   $ 118,547    $ 110,435

            TOTAL LIABILITIES ..................   $ 118,547    $ 110,435

STOCKHOLDERS’ EQUITY

          Common stock, $0.00001 par value:
          Authorized - 950,000,000 shares;
          Issued and outstanding - 950,000,000
           and 394,274,720 on August 41, 2002
           and 2001, respectively ..............   $   9,475    $   3,943
          Paid-In Capital ......................   $ 806,867    $ 804,722
          Accumulated deficit ..................   $(923,600)   $(919,100)
          Deficit Accumulated During the
          Development Stage ....................   $(9,645)   $    -0-

              TOTAL STOCKHOLDERS' EQUITY .......   ($107,903)   ($110,435)

              TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY .............   $   1,032    $    -0-

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development State Company)
STATEMENT OF OPERATIONS
(Unaudited)

                                                           Cumulative
                                                             Since
                                                            August 31,
                                             For the           2001
                                       Three Months Ended   Inception
                                            August 31,          of
                                        -----------------   Development
                                          2002      2001       Stage
                                          ----      ----    -----------

Revenues ...........................    $  --       $ --     $  --
                                        -------     -----    -------
Expenses ...........................      4,500       --       4,500
                                        -------     -----    -------
  Net Loss .........................    $(4,500)    $ --     $(4,500)
                                        =======     =====    =======

Basic & Diluted
  Loss Per Share ...................    $  --       $ --
                                        =======     ======

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development State Company)
STATEMENT OF CASH FLOWS
(Unaudited)

                                                                      Cumulative
                                                                        Since
                                                                       August 31,
                                                        For the           2001
                                                  Three Months Ended   Inception
                                                       August 31,          of
                                                  ------------------   Development
                                                     2002      2001       Stage
                                                     ----      ----    -----------
CASH FLOW FROM OPERATING
ACTIVITIES:
Net Loss .......................................   $(4,500)   $  --    $(23,175)
Increase (Decrease) in Accounts Payable ........    (4,500)      --      (5,112)
                                                   -------    -------   -------
  Net cash used in operating activities ........     - 0 -       --     (18,063)
                                                   -------    -------   -------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Proceeds From Shareholder Advances .............      --         --       7,677
Proceeds From Capital Stock Issued .............      --         --       7,590
                                                   -------    -------   -------
  Net cash provided by financing activities ....      --         --      15,267
                                                   -------    -------   -------
Net (Decrease) Increase in
  Cash and Cash Equivalents ....................       204       --         204
Cash and Cash Equivalents
  at Beginning of Period .......................      --         --        --
                                                   -------    -------   -------
Cash and Cash Equivalents
  at End of Period .............................   $   204    $  --     $   204
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

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development State Company)
Notes to Financial Statements
For the Three Months Ended August 31, 2002 and 2001
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

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development State Company)
Notes to Financial Statements
For the Three Months Ended August 31, 2002 and 2001
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business

The Company has no products or services as of August 31, 2002. The Company was re-organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                                          For the Three Months Ended August 31, 2002
Basic Loss per Share
Income to common shareholders             $ (5,145)    849,969,450      $ --
                                          ========     ===========      ======

                                          For the Three Months Ended August 31, 2002
Basic Loss per Share
Income to common shareholders             $ (5,145)    544,420,546      $ --
                                          ========     ===========      ======

                                          For the Three Months Ended August 31, 2001
Basic Loss per Share
Income to common shareholders             $   --       394,274,720      $ --
                                          ========     ===========      ======

                                          For the Three Months Ended August 31, 2001
Basic Loss per Share
Income to common shareholders             $   --       394,274,720      $ --
                                          ========     ===========      ======

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development State Company)
Notes to Financial Statements
For the Three Months Ended August 31, 2002 and 2001
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

There are no outstanding common stock equivalents for August 31, 2002 and 2001 and are thus not considered.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

As of August 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $924,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

As of August 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of tbese facilities and there are no connriittnents for future use of the facilities.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Conditions and Plan of Operations.

General. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of operations in the Company’s annual report on Form 10-KSB for the year ended May 31, 2002.

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

For the quarter ended August 31, 2002 compared to the same period in 2001 are not necessarily indicative of the results that may be expected for the year ended May 31, 2002.

The Company has no business operations. The Company had $4,500 and $4,500 in expenses for the three months ended August 31, 2002 and $O and $O for the three months ended 2001. The Company had no revenues for the three month periods ended August 31, 2002 and 2001. Losses on operations may occur until sufficient revenues can be achieved.

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

The Company did not file a report on Form 8-K during the three months ended August 31, 2002.

SIGNATURES

In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD. (Registrant)

Date: October 15, 2002                                                                              By   /s/ Robert W. Marsik
                                                                                                                          Robert W. Marsik, President