Form 10QSB/A
period 2002-08-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2002-10-24
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

ITEM 3.    Default Upon Senior Securities

                  None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

                  None.

ITEM 5.    Other Information

                  None.

ITEM 6.    Exhibits and Reports of Form 8-K

(a)	Exhibits. The following exhibits are filed with this Form 10-QSB:

99.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K. The Company did not file a report on Form 8-K during the three months ended August 31, 2002.

SIGNATURES

In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD. (Registrant)

Date: October 15, 2002                                                                              By   /s/ Robert W. Marsik
                                                                                                                          Robert W. Marsik, President

§ 302 CERTIFICATION*

I, Robert W. Marsik, Chief Executive Officer and Chief Financial Officer, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of Mercari Communications Group, Ltd.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    October 15, 2002

           /s/   Robert W. Marsik
        Robert W. Marsik
        Chief Executive Officer and
        Chief Financial Officer

        * Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.