Form 10QSB
period 2003-02-28
MERCARI COMMUNICATIONS GROUP LTD
filed 2003-07-29
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

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

(303) 791-3888
(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 28, 2003, there were approximately 950,000,000 common shares outstanding.

Transitional Small Business Disclosure Format.

Yes  [  ]     No [X]

1. PART 1 - FINANCIAL INFORMATION

Item 1. Financial statements

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development State Company)
BALANCE SHEET

	February 28, 2003	February 28, 2002
(unaudited)
ASSETS	$ 158	$ -0-
TOTAL ASSETS	$ 158	$ -0-
LIABILITIES (Note 1)	$ 118,714	$ 110,435
TOTAL LIABILITIES	$ 118,714	$ 110,435
STOCKHOLDERS’ EQUITY
Common stock, $0.00001 par value:
Authorized - 950,000,000 shares;
Issued and outstanding - 950,000,000
and 394,274,720 on February 28, 2003
and 2002, respectively	$ 9,475	$ 3,943
Paid-In Capital	$ 806,867	$ 804,722
Accumulated deficit	$(926,864)	$(919,100)
Deficit Accumulated During the
Development Stage	$(15,770)	$ -0-
TOTAL STOCKHOLDERS' EQUITY	($118,714)	($110,435)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 1,032	$ -0-

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development State Company)
STATEMENT OF OPERATIONS
For the three months and nine months ended February 28, 2002 and 2003
(Unaudited)

	For the three months ended February 28,	For the nine months ended February 28,			Cumulative Since August 31, 2001 Inception of Development Stage
	2003	2002	2003	2001
Revenues	$ --	$ --	$ --	$ --	$ --

Expenses	7,764	--	7,764	--	15,770

Net Loss	$ (7,764)	$ --	$ (7,764)	$ --	$ (15,770)

Basic & Diluted
Loss Per Share	$ --	$ --	$ --	$ --

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development State Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended February 28,		Cumulative Since August 31, 2001 Inception of Development Stage
	2003	2002
CASH FLOW FROM OPERATING
ACTIVITIES:
Net Loss	$7,764	$5,145	$(15,770)
Increase (Decrease) in Accounts Payable	(7,764)	(5,145)	(5,764)

Net cash used in operating activities	--	--	(10,006)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Proceeds From Capital Stock Issued	--	--	7,677

Net cash provided by financing activities	--	--	7,677

Net (Decrease) Increase in
Cash and Cash Equivalents	158	--	158
Cash and Cash Equivalents
at Beginning of Period	--	--	--

Cash and Cash Equivalents
at End of Period	$ 158	$ --	$ 158

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$ --	$ --
Franchise and income taxes	$ --	$ --	$ --
SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
None

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development State Company)
Notes to Financial Statements
For the Nine Months Ended February 28, 2003 and 2002
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

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development State Company)
Notes to Financial Statements
For the Nine Months Ended February 28, 2003 and 2002
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business

The Company has no products or services as of February 28, 2003. The Company was re-organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss Per Share:

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
	For the Nine Months Ended February 28, 2003
Basic Loss per Share
Income to common shareholders	$(7,764)	849,969,450	$ --

For the Nine Months Ended February 28, 2003
Basic Loss per Share
Income to common shareholders	$(7,764)	544,420,546	$ --

For the Nine Months Ended February 28, 2003
Basic Loss per Share
Income to common shareholders	$ --	394,274,720	$ --

For the Nine Months Ended February 28, 2003
Basic Loss per Share
Income to common shareholders	$ --	394,274,720	$ --

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development State Company)
Notes to Financial Statements
For the Nine Months Ended February 28, 2003 and 2002
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

There are no outstanding common stock equivalents for February 28, 2003 and 2002 and are thus not considered.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

As of February 28, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $926,600 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

As of February 28, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of tbese facilities and there are no connriittnents for future use of the facilities.

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

For the quarter ended February 28, 2003 compared to the same period in 2002 are not necessarily indicative of the results that may be expected for the year ended May 31, 2003.

The Company has no business operations. The Company had $7,764 in expenses for the nine months ended February 28, 2003 and $O for the nine months ended 2002. The Company had no revenues for the nine month periods ended February 28, 2003 and 2002. Losses on operations may occur until sufficient revenues can be achieved.

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

ITEM 3.    Default Upon Senior Securities

                  None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

                  None.

ITEM 5.    Other Information

                  None.

ITEM 6.    Exhibits and Reports of Form 8-K

(a)	Exhibits. The following exhibits are filed with this Form 10-QSB:

99.1	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K. The Company did not file a report on Form 8-K during the three months ended February 28, 2003.

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