Form 10QSB/A
period 2002-11-30
MERCARI COMMUNICATIONS GROUP LTD
filed 2003-08-01
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A No. 1

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

Yes  [  ]     No [X]

1. PART 1 - FINANCIAL INFORMATION

THE COMPANY DID NOT OBTAIN A REVIEW OF THESE INTERIM FINANCIAL STATEMENTS BY AN INDEPENDENT ACCOUNTANT USING PROFESSIONAL REVIEW STANDARDS AND PROCEDURES, ALTHOUGH THAT REVIEW IS REQUIRED BY PARAGRAPH (b) OF ITEM 310 OF REGULATION S-B.

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

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development State Company)
Notes to Financial Statements
For the Six Months Ended November 30, 2002 and 2001
(Unaudited)

THE COMPANY DID NOT OBTAIN A REVIEW OF THESE INTERIM FINANCIAL STATEMENTS BY AN INDEPENDENT ACCOUNTANT USING PROFESSIONAL REVIEW STANDARDS AND PROCEDURES, ALTHOUGH THAT REVIEW IS REQUIRED BY PARAGRAPH (b) OF ITEM 310 OF REGULATION S-B.

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

MERCARI COMMUNICATIONS GROUP, LTD. (Registrant)

Date: July 30, 2003                                                                              By   /s/ Robert W. Marsik
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

Date:    July 30, 2003

           /s/   Robert W. Marsik
        Robert W. Marsik
        Chief Executive Officer and
        Chief Financial Officer

        * Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.