Form 10QSB/A
period 2002-08-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2004-06-22
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to ______________.

Commission File Number 0-17284

MERCARI COMMUNICATIONS GROUP, LTD.
(Exact name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1085935 (IRS Employer Identification No.)

1005 East Cobblestone Drive, Highlands Ranch, Colorado, 80126
(Address of principal executive offices)

(303) 791-3888
(Issuer’s telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: August 31, 2002 950,000,000

Transitional Small Business Disclosure Format.    Yes  [  ]     No [X]

1. PART 1 - FINANCIAL INFORMATION

Item 1. Financial statements

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	August 31, 2002	May 31, 2002
ASSETS - Cash	$ 183	$ 204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable & Accrued Liabilities	$ 118,547	$ 114,047

Total Liabilities	118,547	114,047

Stockholders’ Equity
Common stock (par value $.00001),
Authorized 950,000,000 shares,
Issued 950,000,000 shares at August 31, 2002
and 394,274,720 shares at May 31, 2002	9,500	3,943
Common stock to be issued, -0- shares at August 31, 2002
and 555,725,280 shares at May 31, 2002	--	5,557
Paid-In Capital	814,432	814,432
Retained Deficit	(919,100)	(919,100)
Deficit Accumulated During Development Stage	(23,196)	(18,675)

Total Stockholders’ Equity	(118,364)	(113,843)

Total Liabilities and Stockholders’ Equity	$ 183	$ 204

See accompanying notes

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended August 31,		Cumulative Since August 31, 2001 Inception of Development
	2002	2001	Stage
Revenues	$ --	$ --	$ --

Expenses	4,521	--	23,196

Net Loss	$ (4,521)	$ --	$ (23,196)

Basic & Diluted
Loss per Share	$ --	$ --

See accompanying notes

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended August 31,		Cumulative Since August 31, 2001 Inception of Development
	2002	2001	Stage
CASH FLOW FROM OPERATING
ACTIVITIES:
Net Loss	$(4,521)	$ --	$(23,196)
Increase (Decrease) in Accounts Payable	4,500	--	8,112

Net Cash Used in operating activities	(21)	--	(15,084)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	--	--	--

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances	--	--	7,590
Proceeds From Capital Stock Issued	--	--	7,677

Net cash provided by financing activities	--	--	15,267

Net (Decrease) Increase in
Cash and Cash Equivalents	(21)	--	183
Cash and Cash Equivalents
at Beginning of Period	204	--	--

Cash and Cash Equivalents
at End of Period	$ 183	$ --	$ 183

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$ --	$ --
Franchise and income taxes	$ --	$ --	$ --
SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
None

See accompanying notes

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development Stage Company)
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

Interim Reporting

     The unaudited financial statements as of August 31, 2002 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share:

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
	For the Three Months Ended August 31, 2002
Basic Loss per Share
Income to common shareholders	$ (4,521)	950,000,000	$ --

For the Three Months Ended August 31, 2001
Basic Loss per Share
Income to common shareholders	$ --	394,274,720	$ --

     There are no outstanding common stock equivalents for August 31, 2002 and 2001 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 — INCOME TAXES

     As of August 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $942,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
(Unaudited)

NOTE 3 — DEVELOPMENT STAGE COMPANY

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

NOTE 4 — COMMITMENTS

     As of August 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 — COMMON STOCK

     On December 17, 2001, the Board of Directors approved the cancellation of 203,250,000 shares of common stock. As of May 31, 2002, these shares had not been cancelled. During the three months ended August 31, 2002, these shares were cancelled.

     On December 17, 2001, the Board of Directors authorized the sale of 758,975,280 restricted common shares at par value by the three current Directors. The Directors paid $7,590 in cash consideration for those shares. As of May 31, 2002, these shares had not been issued. During the three months ended August 31, 2002, these shares were issued.

NOTE 6 — CONTINGENT LIABILITIES

     At August 31, 2002, the Company had $118,547 in current liabilities. The Company believes that $110,435 of these liabilities were unpaid obligations of the Company when operations ceased in August of 1990. The Company believes none of such claims would be collectible by creditors, as the statute of limitations applicable to collection of such commercial debt has expired under the Colorado Revised Statute 13-80-101, which limits the collection of commercial debt to six years from the date the last payment was made.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

General — This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-KSB for the year ended May 31, 2002.

Results of Operations — The Company had no operations from 1990 through 2001. The Company is a development stage business, which intends to acquire a United States or foreign based business which is privately owned and wishes to become a publicly owned business. First management must clean up the balance sheet and restructure the capital structure so that an acquisition could be made. Additionally, management must bring the Company current in all of its filing obligations with several state and federal agencies. At the time of this report, not all of these steps have been completed and no acquisition considerations or discussions have occurred with any party.

     For the quarter ended August 31, 2002 compared to the same period in 2001, results are not necessarily indicative of the results that may be expected for the year ended May 31, 2003.

     The Company has no business operations. The Company had $4,521 in expenses for the three months ended August 31, 2002 and $0 in expenses for the three months ended August 31, 2001. The Company had no revenues for the three month periods ended August 31, 2002 and 2001. Losses on operations may occur until sufficient revenues can be achieved.

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

     The Company’s business plan requires substantial funding from a public offering of its common stock. Along with other short-term financing, the net proceeds from the sale of common stock should provide sufficient working capital to meet anticipated capital needs for the next 12 months. After that, additional funds will be generated through internal operations or from equity or debt financing, for which the Company has no commitments.

     Since there is no assurance that the sale of common stock will be successful, the Company intends to actively pursue other financing or funding opportunities.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

(i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There have been no significant changes in the Company’s internal controls or in other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     There is no pending litigation, which th Company is presently a party to and management is not aware of any litigation which may arise in the future.

Item 2. Changes in Securities

     On December 17, 2001, the Board of Directors approved the cancellation of 203,250,000 shares of common stock. As of May 31, 2002, these shares had not been cancelled. During the three months ended August 31, 2002, these shares were cancelled.

     On December 17, 2001, the Board of Directors authorized the sale of 758,975,280 restricted common shares at par value by the three current Directors. The Directors paid $7,590 in cash consideration for those shares. As of May 31, 2002, these shares had not been issued. During the three months ended August 31, 2002, these shares were issued.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with this Form 10-QSB:

31.1	Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302

32.1	Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906

(b)	Reports on Form 8-K. The Company did not file a report on Form 8-K during the three months ended August 31, 2002.

SIGNATURES

     In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD. (Registrant)

Date: June 17, 2004                                                                              By   /s/ Robert W. Marsik
                                                                                                                          Robert W. Marsik, President
                                                                                                                          (Principal Executive and Financial Officer)