Form 10QSB/A
period 2002-11-30
MERCARI COMMUNICATIONS GROUP LTD
filed 2004-06-22
CIK 835662

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: November 30, 2002 950,000,000

Transitional Small Business Disclosure Format.    Yes  [  ]     No [X]

1. PART 1 - FINANCIAL INFORMATION

Item 1. Financial statements

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	November 30, 2002	May 31, 2002
ASSETS - Cash	$ 171	$ 204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable & Accrued Liabilities	$ 120,207	$ 114,047

Total Liabilities	120,207	114,047

Stockholders’ Equity
Common stock (par value $.00001),
Authorized 950,000,000 shares,
Issued 950,000,000 shares at November 30, 2002
and 394,274,720 shares at May 31, 2002	9,500	3,943
Common stock to be issued, -0- shares at November 30, 2002
and 555,725,280 shares at May 31, 2002	--	5,557
Paid-In Capital	814,432	814,432
Retained Deficit	(919,100)	(919,100)
Deficit Accumulated During Development Stage	(24,868)	(18,675)

Total Stockholders’ Equity	(120,036)	(113,843)

Total Liabilities and Stockholders’ Equity	$ 171	$ 204

See accompanying notes

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30,	For the Six Months Ended November 30,			Cumulative Since August 31, 2001 Inception of Development Stage
	2002	2001	2002	2001
Revenues	$ --	$ --	$ --	$ --	$ --

Expenses	1,672	--	6,193	--	24,868

Net Loss	$ (1,672)	$ --	$ (6,193)	$ --	$ (24,868)

Basic & Diluted
Loss per Share	$ --	$ --	$ --	$ --

See accompanying notes

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended November 30,		Cumulative Since August 31, 2001 Inception of Development
	2002	2001	Stage
CASH FLOW FROM OPERATING
ACTIVITIES:
Net Loss	$(6,193)	$ --	$(24,868)
Increase (Decrease) in Accounts Payable	6,160	--	9,772

Net Cash Used in operating activities	(33)	--	(15,096)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	--	--	--

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances	--	--	7,590
Proceeds From Capital Stock Issued	--	--	7,677

Net cash provided by financing activities	--	--	15,267

Net (Decrease) Increase in
Cash and Cash Equivalents	(33)	--	171
Cash and Cash Equivalents
at Beginning of Period	204	--	--

Cash and Cash Equivalents
at End of Period	$ 171	$ --	$ 171

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$ --	$ --
Franchise and income taxes	$ --	$ --	$ --
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

Interim Reporting

     The unaudited financial statements as of November 30, 2002 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share:

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
	For the Three Months Ended November 30, 2002
Basic Loss per Share
Income to common shareholders	$ (1,672)	950,000,000	$ --

For the Three Months Ended November 30, 2001
Basic Loss per Share
Income to common shareholders	$ --	394,274,720	$ --

For the Six Months Ended November 30, 2002
Basic Loss per Share
Income to common shareholders	$ (6,193)	950,000,000	$ --

For the Six Months Ended November 30, 2001
Basic Loss per Share
Income to common shareholders	$ --	394,274,720	$ --

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

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
(Unaudited)

NOTE 2 — INCOME TAXES

     As of November 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $944,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 6 — CONTINGENT LIABILITIES

     At November 30, 2002, the Company had $120,207 in current liabilities. The Company believes that $110,435 of these liabilities were unpaid obligations of the Company when operations ceased in August of 1990. The Company believes none of such claims would be collectible by creditors, as the statute of limitations applicable to collection of such commercial debt has expired under the Colorado Revised Statute 13-80-101, which limits the collection of commercial debt to six years from the date the last payment was made.

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

     For the quarter ended November 30, 2002 compared to the same period in 2001, results are not necessarily indicative of the results that may be expected for the year ended May 31, 2003.

     The Company has no business operations. The Company had $1,672 and $6,193 in expenses for the three and six months ended November 30, 2002, respectively, and $0 and $0 in expenses for the three and six months ended November 30, 2001, respectively. The Company had no revenues for the three and six month periods ended November 30, 2002 and 2001. Losses on operations may occur until sufficient revenues can be achieved.

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

     None.

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