Form 10QSB/A
period 2003-02-28
MERCARI COMMUNICATIONS GROUP LTD
filed 2004-06-22
CIK 835662

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: February 28, 2003 950,000,000

Transitional Small Business Disclosure Format.    Yes  [  ]     No [X]

1. PART 1 - FINANCIAL INFORMATION

Item 1. Financial statements

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	February 28, 2003	May 31, 2002
ASSETS - Cash	$ 159	$ 204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable & Accrued Liabilities	$ 120,471	$ 114,047

Total Liabilities	120,471	114,047

Stockholders’ Equity
Common stock (par value $.00001),
Authorized 950,000,000 shares,
Issued 950,000,000 shares at February 28, 2003
and 394,274,720 shares at May 31, 2002	9,500	3,943
Common stock to be issued, -0- shares at February 28, 2003
and 555,725,280 shares at May 31, 2002	--	5,557
Paid-In Capital	814,432	814,432
Retained Deficit	(919,100)	(919,100)
Deficit Accumulated During Development Stage	(25,144)	(18,675)

Total Stockholders’ Equity	(120,312)	(113,843)

Total Liabilities and Stockholders’ Equity	$ 159	$ 204

See accompanying notes

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended February 28,	For the Nine Months Ended February 28,			Cumulative Since August 31, 2001 Inception of Development Stage
	2003	2002	2003	2002
Revenues	$ --	$ --	$ --	$ --	$ --

Expenses	276	5,145	6,469	5,145	25,144

Net Loss	$ (276)	$ (5,145)	$ (6,469)	$ (5,145)	$ (25,144)

Basic & Diluted
Loss per Share	$ --	$ --	$ --	$ --

See accompanying notes

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended February 28,		Cumulative Since August 31, 2001 Inception of Development
	2003	2002	Stage
CASH FLOW FROM OPERATING
ACTIVITIES:
Net Loss	$(6,469)	$(5,145)	$(25,144)
Increase (Decrease) in Accounts Payable	6,424	3,000	10,036

Net Cash Used in operating activities	(45)	(2,145)	(15,108)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	--	--	--

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances	--	2,145	7,590
Proceeds From Capital Stock Issued	--	5,532	7,677

Net cash provided by financing activities	--	7,677	15,267

Net (Decrease) Increase in
Cash and Cash Equivalents	(45)	5,532	159
Cash and Cash Equivalents
at Beginning of Period	204	--	--

Cash and Cash Equivalents
at End of Period	$ 159	$ 5,532	$ 159

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$ --	$ --
Franchise and income taxes	$ --	$ --	$ --
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

Interim Reporting

     The unaudited financial statements as of February 28, 2003 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

MERCARI COMMUNICATI0NS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share:

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
	For the Three Months Ended February 28, 2003
Basic Loss per Share
Income to common shareholders	$ (276)	950,000,000	$ --

For the Three Months Ended February 28, 2002
Basic Loss per Share
Income to common shareholders	$ (5,145)	849,969,450	$ --

For the Nine Months Ended February 28, 2003
Basic Loss per Share
Income to common shareholders	$ (6,469)	950,000,000	$ --

For the Nine Months Ended February 28, 2002
Basic Loss per Share
Income to common shareholders	$ (5,145)	544,420,546	$ --

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

NOTE 2 — INCOME TAXES

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

NOTE 4 — COMMITMENTS

     As of February 28, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

NOTE 6 — CONTINGENT LIABILITIES

     At February 28, 2003, the Company had $120,471 in current liabilities. The Company believes that $110,435 of these liabilities were unpaid obligations of the Company when operations ceased in August of 1990. The Company believes none of such claims would be collectible by creditors, as the statute of limitations applicable to collection of such commercial debt has expired under the Colorado Revised Statute 13-80-101, which limits the collection of commercial debt to six years from the date the last payment was made.

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

     For the quarter ended February 28, 2003 compared to the same period in 2002, results are not necessarily indicative of the results that may be expected for the year ended May 31, 2003.

     The Company has no business operations. The Company had $276 and $6,469 in expenses for the three and nine months ended February 28, 2003, respectively, and $5,145 and $5,145 in expenses for the three and nine months ended February 28, 2002, respectively. The Company had no revenues for the three and nine month periods ended February 28, 2003 and 2002. Losses on operations may occur until sufficient revenues can be achieved.

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