Form 10KSB
period 2003-05-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2004-06-22
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: May 31, 2003

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
                       incorporation or organization)

1005 East Cobblestone Drive, Highlands Ranch, Colorado 80126
(Address of principal executive offices)  zip code)

Issuer’s telephone number:       (303) 791-3888

Securities registered pursuant to section 12 (b) of the Act:      None

Securities registered pursuant to section 12 (g) of the Act:

Common stock, $0.00001 Par Value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      [   ]           NO  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.       [X]

State issuer’s revenues for its most recent fiscal year. The Issuer had no revenue during its most recent fiscal year. There is no market in the shares and it is not possible to determine what, if any, market value the voting stock held by non-affiliates may have.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed with reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: the aggregate value of the voting and non-voting common stock held by non-affiliates as of March 1, 2004 is not possible to determine, as there is no reported public market for the common stock or other common equity of the Issuer.

State the number of shares outstanding for each of registrant’s classes of common equity, as of the latest practicable date: As of March 1, 2004, there were 950,000,000 shares of Issuer’s common stock outstanding. No other class of equity securities are issued or outstanding.

Transition Small Business Disclosure Format: Yes    [   ]   No   [X}

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None

Part I

ITEM 1 DESCRIPTION OF BUSINESS

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

     On December 10, 2000 one former Board member and two unaffiliated businessmen created a new business plan for the Company and appointed new Officers and Board of Directors for the purpose of implementing the new plan. The new business plan primarily provided for the “clean up” of the Company so as to provide for the filing of all delinquent reports with the Colorado Secretary of State, the United States Securities and Exchange Commission and the Internal Revenue Service and restructuring the balance sheet and the capital structure. The purpose of these actions is to allow the Company to then acquire an operating privately owned business, through a reverse merger or other transaction, that has assets, revenues and earnings and wishes to become a publicly owned corporation. The Company currently has no prospective acquisition candidates and has not discussed this plan with any potential acquisition candidate.

     On December 17, 2001 the three current Directors held a Board of Director meeting and approved the cancellation of 203,250,000 shares previously issued to twenty-one people who had each entered into an agreement with the Company, and with the underwriter for the Company, which required them to each cancel seventy-five percent (75%) of the stock they held if the Company did not meet certain revenue levels within three years from the date of the initial public offering (IPO). The Company did not meet those revenue levels before the Company ceased operations and the shares are therefore subject to cancellation. The Board of Directors also authorized the issuance of 758,975,280 restricted common shares at par value ($0.0001 per share) to the three Directors for cash and services. The Directors did pay $7,589.75 in cash consideration for those shares. Following the cancellation of the 203,250,000 and the purchase of 758,975,280, there are 950,000,000 common shares issued and outstanding. The directors then proceeded to cause the Company the Company to again become current in its reporting obligations under the Securities Exchange Act of 1934, and to complete other delinquent filings.

     Beginning in 2002, the Company, acting through its President, began to seek a privately-owned business which would be interested in being acquired by, or an acquiring company. Through May 31, 2003, the end of its most recent fiscal year, the Company had not found any acceptable acquisition candidate.

ITEM 2 DESCRIPTION OF PROPERTY

     The principal executive offices of the Company are currently located at 1005 East Cobblestone Drive, Highlands Ranch, Colorado 80126. The telephone number at this address is 303- 791-3888. The Company is receiving the use of this space free of charge from Mr. Higgins.

ITEM 3 LEGAL PROCEEDINGS

     No material legal proceedings to which the Company is a party or to which the Companies property is subject is pending and no such material proceeding is known by management to be contemplated.

ITEM 4 SUBMISSION OF MATTERS TO A
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

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

(a) Market Information.

     No public market for the common stock of the Company existed as of the date of this report, nor for the last five years. Any public market which previously existed for the common stock ceased when the business operations were discontinue in August 1990.

Outstanding shares and shareholders

(b) Holders.

     As of May 31, 2002, the transfer ledgers maintained by the Company’s stock transfer agent indicated that there were 394,274,720 shares of common stock issued and outstanding held by approximately 300 shareholders of record on that date. There were no shares of preferred stock outstanding on that date. The Board of Directors previously, in December 2001, had authorized cancellation of 203,250,000 common shares as described in Item 1 above, and issuance of 758,975,280 common shares. As a result of such actions, there were authorized and outstanding a total of 950,000,000 shares. During the fiscal year ended May 31, 2003, the transfer agent received a bond from a bank which had previously held certificates representing the 203,250,000 common shares in escrow pending a determination whether cancellation was required, and the transfer agent formally canceled such shares. Certificates representing the 758,975,280 common shares authorized for issuance in 2001 were not issued by the transfer agent until 2004. However, as of the end of the last two fiscal years, the Company had authorized and outstanding, or committed for issuance, 950,000,000 shares.

(c) Dividends.

     The Company has not declared or paid any dividends on the common stock from inception to the date of this report, although there are no restrictions on the payment of dividends. Further, no dividends are contemplated at any time in the foreseeable future.

(d) Securities Authorized for Issuance Undere Equity Compensation Plans.

     There are not securities of the Company authorized or committed for issuance under any equity or other compensation plan.

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSISOF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be reviewed in connection with the financial statements and management’s comments thereon set forth under this section and Item 7 below.

	Years ended May 31,
	2003	2002
Statement of Operations:
Revenues	$ --	$ --
Operating Expenses	6,478	18,675
Net Profit (Loss)	(6,478)	(18,675)
Profit (Loss) Per Share	-	-
Balance Sheet Data:
Assets	$ 150	$ 204
Liabilities(1)	120,471	114,047
Stockholder’s Equity	(120,321)	(113,843)
Retained Deficit(2)	(919,100)	(919,100)
Deficit Accumulated During the Development State	(25,153)	(18,675)

(1) Management for the Company believes that there were approximately $110,000 of unpaid obligations of the Company when operations ceased in August 1990. The Company believes none of such claims would be collectible by creditors, as the statute of limitations applicable to collection of such commercial debt has expired under the Colorado Revised Statute 13-80-101, which limits the collection of commercial debt to six years from the date the last payment was made.

(2) These deficit amounts were carried forward from the past operations of the Company and management intends to seek shareholder approval for a quasi-reorganization to zero out these amounts to more accurately reflect the present financial condition of the Company.

Liquidity

     The Company has not generated any cash flows from operating or investing activities since August 1990. No operating capital was required through the fiscal period covered by this report. The Company is presently unable to satisfy its obligations from current assets. Operating capital required subsequent to this report is expected to be provided by one of the newly appointed Directors, or from proceeds of stock sold to the three current Board of Director members.

Results of Operations

     The Company had no operations from 1990 through May 31, 2003. In December 2000 the Company adopted the business plan set forth in Item 1 above.

ITEM 7 FINANCIAL STATEMENTS

     The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreement with it’s accountant on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement.

PART III

ITEM 9 DIRECTORS EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names and ages of all directors and executive officers of the Company as of May 31, 2003:

Director’s Name	Age	Position
Thomas A. Higgins	54	Chairman
Robert W. Marsik	57	President and Secretary
Allan Bergenfield	61	Director

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

The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The Company has no such committees because of its relative inactivity and limited financial resources. The Board will meet periodically throughout the year as necessity dictates. During the years of 1990, 1991, 1992, 1993, 1994, 1995, 1996, 1997, 1998, 1999 the Board held no meetings and there was no acting by consent. During each fiscal year from 2001 through May 31, 2003 there was one meeting of the Board of Directors.

Executive Profiles

Robert W. Marsik; Chairman, Chief Executive Officer, President and Secretary — For the past one year he has been employed as a car salesman for Cush Honda in Escondido California. For the five years prior, he was an independent business broker with a merger and acquisition firm in Irvine California and was Chief Executive Officer, President, Vice President and Director for numerous public companies over the last twenty years. Presently, he is a director and officer of the Company only. He successfully assisted with several IPO, secondary and warrant exercise offerings for the companies he was involved in and has merger and acquisition experience with several public companies.

Allan Bergenfield — Mr. Bergenfield has been a director since 2000. He is the President and principal owner of Bergenfield and Associates, which is a regional sales and marketing company servicing primarily the Eastern Seaboard portion of the United States and provides sales, broker and marketing services for numerous personal care manufacturing companies. He established this business in 1985 after resigning a position as Senior Vice President of Marketing for Minnetonka Inc. a manufacturer of health and beauty aids. Mr. Bergenfield has also served as a member of the Board of Directors for other public and private companies and brings considerable management experience to the Company.

Thomas A. Higgins — Mr. Higgins has been a director since inception. Mr. Higgins received a Bachelor of Arts degree from Drake University in 1971 and a Masters of Public Administration degree from the University of Colorado in 1974. Mr. Higgins has served as an Officer and Director for several companies that successfully completed IPO offerings, secondary and warrant exercise offerings and brings many management skills and experience to the Company. For the past four years he has been employed in the home improvement industry and one year ago started Superior Products Company, which sells home improvement products in the Denver Colorado market area. Mr. Higgins received a Bachelor of Arts degree from Drake University in 1971 and a Masters of Public Administration degree from the University of Colorado in 1974. Mr. Higgins has served as an Officer and Director for several companies that successfully completed IPO offerings, secondary and warrant exercise offerings and brings many management skills and experience to the Company. For the past four years he has been employed in the home improvement industry and one year ago started Superior Products Company, which sells home improvement products in the Denver Colorado market area.

ITEM 10 EXECUTIVE COMPENSATION

     No compensation was paid to the Board of Directors or to Executive Officers of the Company in their capacities as such, or for any other purpose between December 2000, and the date of this report, and no cash compensation is anticipated to be paid at any time in the immediate future to any member of the Board, or to any executive officer.

Employment Agreements: None.

ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
AND MANAGEMENT

     Based upon information provided to the Company by its transfer agent, the following table sets forth, as of May 31, 2003, the shares of common stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5 % of the outstanding common stock.

Name and Address of Beneficial Owners Directors	# of Shares Owned	Percent
Thomas A. Higgins	237,500,000	25.0%
1005 East Cobblestone Dr.
Highland Ranch, CO 80126
Robert W. Marsik	496,725,280	52.2%
1960 White Birch Drive
Vista, CA 92083
Allan Bergenfield	40,000,000	4.2%
548 Longhorn Crescent
Rockville, MD 20850
All Executive Officers and
Directors as a Group
(4 persons)	774,225,280	77.2%

(1) Based upon 950,000,000 shares of common stock issued and outstanding as of May 31, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The office space, telephone and office supplies consumed by the Company are provided without cost by Thomas Higgins, Chairman, or Robert W. Marsik, President.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report.

1.   Financial Statements

2.    Financial Statement Schedules

       None.

3.   Exhibits

       The following exhibits are included as part of this report:

Exhibit Number	Title of Document
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     There were no reports filed on Form 8-K during the year ended May 31, 2003.

ITEM 14. CONTROLS AND PROCEDURES

     The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10-KSB, that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

(ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

     There have been no significant changes in the Company’s internal controls or in other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

ITEM 15. PRINCIPAL ACCOUNTANT FEES & SERVICES

     The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended May 31, 2003 and 2002:

Service	2003	2002
Audit Fees	$1,500	$3,850
Audit-Related Fees	--	--
Tax Fees	--	70
All Other Fees	--	--

Total	$1,500	$3,920

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

     The Audit Committee, consisting of all directors, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

     The Audit Committee pre-approved 100% of the Company’s 2003 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD. By /s/ Robert W. Marsik Robert W. Marsik, President (Principal Executive and Financial Officer)

Dated: June 17, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 17th day of June 2004.

Signatures	Title

/s/ Thomas A. Higgins Thomas A. Higgins	Chairman

/s/ Robert W. Marsik Robert W. Marsik	President

/s/ Allan Bergenfield Allan Bergenfield	Director

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

_________________

INDEPENDENT AUDITOR’S REPORT

MAY 31, 2003 AND 2002

INDEPENDENT AUDITOR’S REPORT

Mercari Communications Group, Ltd.
(A Development Stage Company)

     We have audited the accompanying balance sheets of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2003 and 2002, and the related statements of operations and cash flows for the two years ended May 31, 2003, and the cumulative period from August 31, 2001 (inception of development stage) to May 31, 2003, and the statement of stockholders’ equity for the period from December 30, 1987 (inception) to May 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2003 and 2002, and the results of its operations and its cash flows for the two years ended May 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted, /s/ Robison, Hill & Co. Certified Public Accountants

Salt Lake City, Utah
June 17, 2004

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	May 31,
	2003	2002
Assets - Cash:	$ 150	$ 204

Current Liabilities:
Accounts Payable & Accrued Liabilities	$ 120,471	$ 114,047

Total Liabilities	120,471	114,047

Stockholders’ Equity:
Common Stock, Par value $.00001
Authorized 950,000,000 shares,
Issued 950,000,000 shares at May 31, 2003
and 394,274,720 shares at May 31, 2002	9,500	3,943
Common Stock to be Issued, -0- shares at May 31, 2003
and 555,725,280 shares at May 31, 2002	--	5,557
Paid-In Capital	814,432	814,432
Retained Deficit	(919,100)	(919,100)
Deficit Accumulated During the
Development Stage	(25,153)	(18,675)

Total Stockholders’ Equity	(120,321)	(113,843)

Total Liabilities and
Stockholders’ Equity	$ 150	$ 204

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the year ended May 31,	Cumulative since August 31, 2001 Inception of development
	2003	2002	stage
Revenues:	$ --	$ --	$ --
Expenses:	6,478	18,675	25,153

Net Income	$(6,478)	$(18,675)	$(25,153)

Basic & Diluted Earnings per share	$ --	$ --

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2003

	Common Stock	Common Stock	Paid-In	Retained	Deficit Accumulated Since August 31, 2001 Inception of Development
	Shares	Par Value	to be Issued	Capital	Deficit	Stage
Balance at December 30, 1987 (inception)	--	$ --	$ --	$ --	$ --	$ --
Stock Issued for Cash - $.00001/sh	271,000,000	2,710	--	--	--	--
Stock Issued for Cash - $.0001/sh	8,000,000	80	--	720	--	--
Stock Issued for Cash - $.0025/sh	8,000,000	80	--	19,920	--	--
Offering Costs	--	--	--	(500)	--	--
Net Loss	--	--	--	--	(62,639)	--

Balance at May 31, 1988	287,000,000	2,870	--	20,140	(62,639)	--
Stock Issued for Cash - $.0001/sh	1,500,000	15	--	135	--	--
Stock Issued for Cash - $.01/sh	77,637,000	777	--	775,594	--	--
Offering Costs	--	--	--	(126,353)	--	--
Stock Issued for Cash - $.01/sh	2,835,440	28	--	28,326	--	--
Net Loss	--	--	--	--	(501,740)	--

Balance at May 31, 1989	368,972,440	$3,690	$ --	$ 697,842	$(564,379)	$ --

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2003

	Common Stock	Common Stock	Paid-In	Retained	Deficit Accumulated Since August 31, 2001 Inception of Development
	Shares	Par Value	to be Issued	Capital	Deficit	Stage
Balance at May 31, 1989	368,972,440	$ 3,690	$ --	$697,842	$(564,379)	$ --
Stock Issued for Cash - $.0125/sh	302,280	3	--	3,775	--	--
Stock Issued for Debt - $.004/sh	25,000,000	250	--	103,105	--	--
Net Loss	--	--	--	--	(3,355)	--
Write-off of Assets	--	--	--	--	(351,366)	--

Balance at May 31, 1990	394,274,720	3,943	--	804,722	(919,100)	--

Balance at May 31, 2001	394,274,720	3,943	--	804,722	(919,100)	--
December 17, 2001 Shares to be
Cancelled	(203,250,000)	--	(2,033)	2,033	--	--
December 17, 2001 Shares to be
Issued	758,975,280	--	7,590	--	--	--
Capital Contributed by Shareholders	--	--	--	7,677	--	--
Net Loss	--	--	--	--	--	(18,675)

Balance at May 31, 2002	950,000,000	$ 3,943	$ 5,557	$814,432	$(919,100)	$(18,675)

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2003

	Common Stock	Common Stock	Paid-In	Retained	Deficit Accumulated Since August 31, 2001 Inception of Development
	Shares	Par Value	to be Issued	Capital	Deficit	Stage
Balance at May 31, 2002	950,000,000	$ 3,943	$ 5,557	$814,432	$(919,100)	$(18,675)
Cancellation of shares previously
authorized	--	(2,033)	2,033	--	--	--
Issuance of shares previously
authorized	--	7,590	(7,590)	--	--	--
Net Loss	--	--	--	--	--	(6,478)

Balance at May 31, 2003	950,000,000	$ 9,500	$ --	$814,432	$(919,100)	$(25,153)

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the years ended May 31,		Cumulative Since August 31, 2001 Inception of Development
	2003	2002	Stage
CASH FLOW FROM OPERATING
ACTIVITIES:
Net Loss	$(6,478)	$ (18,675)	$(25,153)
Increase (Decrease) in Accounts Payable	6,424	3,612	10,036

Net Cash Used in operating activities	(54)	(15,063)	(15,117)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	--	--	--

CASH FLOWS FROM FINANCING
ACTIVITIES:
Stock issued for cash	--	7,590	7,590
Cash distributed by shareholders	--	7,677	7,677

Net cash provided by financing activities	--	15,267	15,267

Net (Decrease) Increase in
Cash and Cash Equivalents	(54)	204	150
Cash and Cash Equivalents
at Beginning of Period	204	--	--

Cash and Cash Equivalents
at End of Period	$ 150	$ 204	$ 150

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$ --	$ --
Franchise and income taxes	$ --	$ --	$ --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Business

     The Company has no products or services as of May 31, 2003. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
	For the year ended May 31, 2003
Basic Earnings (Loss) per Share
Loss to common shareholders	$ (6,478)	950,000,000	$ --

For the year ended May 31, 2002
Basic Earnings (Loss) per Share
Loss to common shareholders	$ (18,675)	647,015,532	$ --

     There are no outstanding common stock equivalents for May 31, 2003 and 2002 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 — INCOME TAXES

     As of May 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $944,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2003 AND 2002

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

NOTE 4 — COMMITMENTS

     As of May 31, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 — COMMON STOCK TRANSACTIONS

     On December 17, 2001, the Board of Directors approved the cancellation of 203,250,000 shares of common stock. As of May 31, 2002, these shares had not been cancelled. During the year ended May 31, 2003, these shares were cancelled.

     On December 17, 2001, the Board of Directors authorized the sale of 758,975,280 restricted common shares at par value by the three current Directors. The Directors paid $7,590 in cash consideration for those shares. As of May 31, 2002, these shares had not been issued. During the year ended May 31, 2003, these shares were issued.

NOTE 6 — CONTINGENT LIABILITIES

     At May 31, 2003, the Company had $120,471 in current liabilities. The Company believes that $110,435 of these liabilities were unpaid obligations of the Company when operations ceased in August of 1990. The Company believes none of such claims would be collectible by creditors, as the statute of limitations applicable to collection of such commercial debt has expired under the Colorado Revised Statute 13-80-101, which limits the collection of commercial debt to six years from the date the last payment was made.