Form 10QSB
period 2003-11-30
MERCARI COMMUNICATIONS GROUP LTD
filed 2004-06-23
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: November 30, 2003 - 950,000,000

Transitional Small Business Disclosure Format.    Yes  [  ]     No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	November 30, 2003	May 31, 2003
ASSETS - Cash	$ 125	$ 150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable & Accrued Liabilities	$ 127,287	$ 120,471

Total Liabilities	127,287	120,471

Stockholders’ Equity
Common stock (par value $.00001),
Authorized 950,000,000 shares,
Issued 950,000,000 shares at November 30, 2003
and May 31, 2003	9,500	9,500
Paid-In Capital	814,432	814,432
Retained Deficit	(919,100)	(919,100)
Deficit Accumulated During Development Stage	(31,994)	(25,153)

Total Stockholders’ Equity	(127,162)	(120,321)

Total Liabilities and Stockholders’ Equity	$ 125	$ 150

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30,	For the Six Months Ended November 30,			Cumulative Since August 31, 2001 Inception of Development
	2003	2002	2003	2002	Stage
Revenues	$ --	$ --	$ --	$ --	$ --

Expenses	2,024	1,672	6,841	6,193	31,994

Net Loss	$(2,024)	$(1,672)	$(6,841)	$(6,193)	$(31,994)

Basic & Diluted
Loss per Share	$ --	$ --	$ --	$ --

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended November 30,	Cumulative Since August 31, 2001 Inception of Development
	2003	2002	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(6,841)	$(6,193)	$(31,994)
Increase (Decrease) in Accounts Payable	6,816	6,160	16,852

Net Cash Used in operating activities	(25)	(33)	(15,142)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	--	--	--

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances	--	--	7,590
Proceeds From Capital Stock Issued	--	--	7,677

Net cash provided by financing activities	--	--	15,267

Net (Decrease) Increase in
Cash and Cash Equivalents	(25)	(33)	125
Cash and Cash Equivalents
at Beginning of Period	150	204	--

Cash and Cash Equivalents
at End of Period	$ 125	$ 171	$ 125

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$ --	$ --
Franchise and income taxes	$ --	$ --	$ --
SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
None

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002
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

Interim Reporting

     The unaudited financial statements as of November 30, 2003 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Colorado on December 30, 1987. The Company ceased all operating activities during the period from June 1, 1990 to August 31, 2001 and was considered dormant. Since August 31, 2001, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of November 30, 2003. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002
(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share:

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

	Loss	Shares	Per Share Amount
	(Numerator)	(Denominator)
	For the Three Months Ended November 30, 2003
Basic Loss per Share
Loss to common shareholders	$ (2,024)	950,000,000	$ --

For the Three Months Ended November 30, 2002
Basic Loss per Share
Loss to common shareholders	$ (1,672)	950,000,000	$ --

For the Six Months Ended November 30, 2003
Basic Loss per Share
Loss to common shareholders	$ (6,841)	950,000,000	$ --

For the Six Months Ended November 30, 2002
Basic Loss per Share
Loss to common shareholders	$ (6,193)	950,000,000	$ --

     There are no outstanding common stock equivalents for November 30, 2003 and 2002 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002
(Unaudited)

NOTE 2 — INCOME TAXES

     As of November 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $951,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 — COMMITMENTS

     As of November 30, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 — CONTINGENT LIABILITIES

     At November 30, 2003, the Company had $127,287 in current liabilities. The Company believes that $110,435 of these liabilities were unpaid obligations of the Company when operations ceased in August of 1990. The Company believes none of such claims would be collectible by creditors, as the statute of limitations applicable to collection of such commercial debt has expired under the Colorado Revised Statute 13-80-101, which limits the collection of commercial debt to six years from the date the last payment was made.

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

     For the quarter ended November 30, 2003 compared to the same period in 2002, results are not necessarily indicative of the results that may be expected for the year ended May 31, 2004.

     The Company has no business operations. The Company had $2,024 and $6,841 in expenses for the three and six months ended November 30, 2003, respectively, and $1,672 and $6,193 in expenses for the three and six months ended November 30, 2002, respectively. The Company had no revenues for the three and six month periods ended November 30, 2003 and 2002. Losses on operations may occur until sufficient revenues can be achieved.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with this Form 10-QSB:

31.1	Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302

32.1	Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906

(b)	Reports on Form 8-K. The Company did not file a report on Form 8-K during the three months ended November 30, 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD. (Registrant)

DATE: June 18, 2004	By /s/ Robert W. Marsik Robert W. Marsik, President (Principal Executive and Financial Officer)