Form 10QSB
period 2004-02-29
MERCARI COMMUNICATIONS GROUP LTD
filed 2004-06-23
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: February 29, 2004 - 950,000,000

Transitional Small Business Disclosure Format.    Yes  [  ]     No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	February 29, 2004	May 31, 2003
ASSETS - Cash	$ 110	$ 150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable & Accrued Liabilities	$ 129,401	$ 120,471

Total Liabilities	129,401	120,471

Stockholders’ Equity
Common stock (par value $.00001),
Authorized 950,000,000 shares,
Issued 950,000,000 shares at February 29, 2004
and May 31, 2003	9,500	9,500
Paid-In Capital	814,432	814,432
Retained Deficit	(919,100)	(919,100)
Deficit Accumulated During Development Stage	(34,123)	(25,153)

Total Stockholders’ Equity	(129,291)	(120,321)

Total Liabilities and Stockholders’ Equity	$ 110	$ 150

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Nine Months Ended			Cumulative Since August 31, 2001 Inception of
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003	Development Stage
Revenues	$ --	$ --	$ --	$ --	$ --

Expenses	2,129	276	8,970	6,469	34,123

Net Loss	$(2,129)	$(276)	$(8,970)	$(6,469)	$(34,123)

Basic & Diluted
Loss per Share	$ --	$ --	$ --	$ --	--

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended	Cumulative Since August 31, 2001 Inception of
	February 29, 2004	February 28, 2003	Development Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(8,970)	$(6,469)	$(34,123)
Increase (Decrease) in Accounts Payable	8,930	6,424	18,966

Net Cash Used in operating activities	(40)	(45)	(15,157)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	--	--	--

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds From Shareholder Advances	--	--	7,590
Proceeds From Capital Stock Issued	--	--	7,677

Net cash provided by financing activities	--	--	15,267

Net (Decrease) Increase in
Cash and Cash Equivalents	(40)	(45)	110
Cash and Cash Equivalents
at Beginning of Period	150	204	--

Cash and Cash Equivalents
at End of Period	$ 110	$ 159	$ 110

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$ --	$ --
Franchise and income taxes	$ --	$ --	$ --
SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
None

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
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

Interim Reporting

     The unaudited financial statements as of February 29, 2004 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Colorado on December 30, 1987. The Company ceased all operating activities during the period from June 1, 1990 to August 31, 2001 and was considered dormant. Since August 31, 2001, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of February 29, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share:

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

	Loss	Shares	Per-Share Amount
	(Numerator)	(Denominator)
	For the Three Months Ended February 29, 2004
Basic Loss per Share
Loss to common shareholders	$(2,129)	950,000,000	$ --

For the Three Months Ended February 28, 2003
Basic Loss per Share
Loss to common shareholders	$(276)	950,000,000	$ --

For the Nine Months Ended February 29, 2004
Basic Loss per Share
Loss to common shareholders	$(8,970)	950,000,000	$ --

For the Nine Months Ended February 28, 2003
Basic Loss per Share
Loss to common shareholders	$(6,469)	950,000,000	$ --

     There are no outstanding common stock equivalents for February 29, 2004 and February 28, 2003 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
(Unaudited)

NOTE 2 — INCOME TAXES

     As of February 29, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $953,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 — COMMITMENTS

     As of February 29, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 — CONTINGENT LIABILITIES

     At February 29, 2004, the Company had $129,401 in current liabilities. The Company believes that $110,435 of these liabilities were unpaid obligations of the Company when operations ceased in August of 1990. The Company believes none of such claims would be collectible by creditors, as the statute of limitations applicable to collection of such commercial debt has expired under the Colorado Revised Statute 13-80-101, which limits the collection of commercial debt to six years from the date the last payment was made.

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

     For the quarter ended February 29, 2004 compared to the same period in 2003, results are not necessarily indicative of the results that may be expected for the year ended May 31, 2004.

     The Company has no business operations. The Company had $2,129 and $8,970 in expenses for the three and nine months ended February 29, 2004, respectively, and $276 and $6,469 in expenses for the three and nine months ended February 28, 2003, respectively. The Company had no revenues for the three and nine month periods ended February 29, 2004 and February 28, 2003. Losses on operations may occur until sufficient revenues can be achieved.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with this Form 10-QSB:

31.1	Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302

32.1	Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906

(b)	Reports on Form 8-K. The Company did not file a report on Form 8-K during the three months ended February 29, 2004.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD. (Registrant)

DATE: June 18, 2004	By /s/ Robert W. Marsik Robert W. Marsik, President (Principal Executive and Financial Officer)