Form 10KSB
period 2004-05-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2004-09-13
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: May 31, 2004

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

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed with reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: the aggregate value of the voting and non-voting common stock held by non-affiliates as of May 31, 2004 is not possible to determine, as there is no reported public market for the common stock or other common equity of the Issuer.

State the number of shares outstanding for each of registrant’s classes of common equity, as of the latest practicable date: As of August 27, 2004, there were 1,055,555 shares of Issuer’s common stock outstanding. No other class of equity securities are issued or outstanding.

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

     The Company completed an Initial Public Offering (IPO) of its securities in September 1988 and sold 86,263 units at $0.01 per unit, generating $776,370 in gross proceeds. Each unit consisted of one common share and one Series A Warrant to purchase one common share. Following the offering and after paying outstanding debt and offering expenses, net proceeds to the Company were $539,213. The Company registered its common stock under the Securities Exchange Act of 1934, as amended, in 1988.

     On April 20, 1989 the Company called all 96,819 outstanding Series A Warrants for redemption on June 16, 1989. There were 3,150 Series A Warrants exercised at an exercise price of $0.01 per share for gross proceeds of $28,326 and 336 Series A Warrants exercised at $0.0125 for gross proceeds of $3,775, or total gross proceeds of $32,101. All remaining Series A Warrants expired following the “warrant call.”

     The Company ceased all operations in mid-year 1990 and was dormant until 2001.

     On December 10, 2000 one person who had been a director in 1990 (the other directors had resigned) and two unaffiliated businessmen created a new business plan for the Company and appointed new officers and two new directors for the purpose of implementing the new plan. The new business plan primarily provided for the “clean up” of the Company and for filing of all delinquent reports with the Colorado Secretary of State, the United States Securities and Exchange Commission and the Internal Revenue Service and restructuring the balance sheet and the capital structure. The purpose of these actions is to allow the Company to then acquire an operating privately owned business, through a reverse merger or other transaction, with assets, revenues and earnings and that intends to become a publicly owned corporation.

     On December 17, 2001 the three directors approved the cancellation of 225,833 shares previously issued to twenty-one people who in 1988 had each entered into an agreement with the Company, and with the underwriter for the Company, which required them to each cancel seventy-five percent (75%) of the stock they held if the Company did not meet certain revenue levels within three years from the date of the initial public offering. The Company did not meet those revenue levels before the Company ceased operations and the shares were therefore subject to cancellation. The Board of Directors also authorized the issuance of 843,305 restricted common shares at par value ($0.0001 per share) to the three directors for $7,589.75 in cash and services. Following the cancellation of the 225,833 and the purchase of 843,305, there were 1,055,555 common shares issued or committed and deemed to be outstanding. The directors then proceeded to cause the Company to become current in its reporting obligations under the Securities Exchange Act of 1934, and to complete other delinquent filings.

     Beginning in 2002, the Company, acting through its president, began to seek a privately-owned business which would be interested in an acquisition by or of the Company. Through May 31, 2004, the end of its most recent fiscal year, the Company had not found any acceptable acquisition candidate.

     In March 2004 the Company entered into a consulting agreement with an unrelated consulting firm under which the Company engaged the consultant to serve as the Company’s exclusive placement agent and investment banker (i) to assist the Company to seek and evaluate potential acquisition or merger target businesses; and (ii) to advise the Company in evaluating and revising its capital structure in connection with any acquisition transaction. In the agreement the Company agreed to compensate the consultant by paying a cash financing fee equal to seven percent (7%) of the gross proceeds from each transaction completed or commenced during the term of the agreement. A “transaction” for purposes of the agreement includes a merger, business combination or reorganization, acquisition and/or purchase of all or substantially all of the securities or stock or assets of another company or any similar transaction or combination thereof. The financing fee and the consultant’s out-of-pocket expenses are payable only upon completion of such a transaction. In the Consulting Agreement, the Company agreed to promptly make all filings necessary to become current under the Securities Exchange Act of 1934, as amended, and to call a meeting of the Company’s shareholders for the purpose of approving a reverse stock split.

     The Company’s president, Robert W. Marsik, then borrowed $50,000 from an unrelated third party introduced by the consultant. Mr. Marsik contributed the funds to the Company as additional capital. The Company has used a portion of the proceeds of the loan to pay amounts owed by the Company to its auditors and legal counsel and to pay all costs of the Company incurred in connection with preparing and filing all required reports under the Securities Exchange Act of 1934, as amended, and to bring the Company current in its filing obligations under that Act, and expenses incurred in connection with holding a special meeting of shareholders to approve a reverse share split and other matters.

     Mr. Marsik’s note to the lender is due March 9, 2006. As security for payment of the note, Mr. Marsik and the other two directors of the Company a total of 533,083 shares of Company common stock owned by them to an affiliate of the lender as an accommodation pledge.

     At a special meeting of shareholders of the Company held August 3, 2004, the shareholders of the Company approved a Plan of Recapitalization pursuant to which a 900-into-1 reverse stock split of all the Company’s outstanding common stock was effected. As a result of the reverse stock split, the number of outstanding common shares was reduced from 950,000,000 to 1,055,555. All references to the Company’s common stock have been restated to reflect the reverse stock split. At the shareholders meeting, the shareholders also authorized the Board of Directors to change the name of the corporation by amending the Articles of Incorporation at such time as the Company completes an acquisition transaction with another business entity. Finally, shareholders also approved a “quasi-reorganization” pursuant to which the balance sheet of the Company will be adjusted, effective March 1, 2004, the first day of the fourth quarter, to eliminate accumulated deficit incurred through 1990 and to reduce additional paid-in capital and adjust shareholder equity to more accurately reflect that the financial condition of the Company following its reactivation in 2001.

ITEM 2 DESCRIPTION OF PROPERTY

     The principal executive offices of the Company are currently located at the home of the Company’s chairman, Thomas A. Higgins, 1005 East Cobblestone Drive, Highlands Ranch, Colorado 80126. The telephone number at this address is 303- 791-3888. The Company is receiving the use of this space free of charge from Mr. Higgins.

ITEM 3 LEGAL PROCEEDINGS

     No material legal proceedings to which the Company is a party or to which the Companies property is subject is pending and no such material proceeding is known by management to be contemplated.

ITEM 4 SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

     There were no meetings of security holders during the period covered by this report. At a special meeting of shareholders held August 3, 2004, in the first quarter of the Company’s current fiscal year, shareholders approved the following matters:

     (a) Adoption of a Plan of Recapitalization pursuant to which a reverse share split of 900 shares into one share was effected. As a result of the approval of the reverse stock split, the Company’s 950,000,000 outstanding shares of common stock were reduced to 1,055,555 shares, plus shares issued in rounding of fractional shares. There was no change in the number of authorized shares which the Company may issue.

     (b) Approval of an amendment to the Articles of Incorporation of the Company to change the name of the Company to a name to be selected in the future by the Board of Directors at such time as the Company completes an acquisition transaction with another business entity.

     (c) The approval of a “quasi-reorganization” effective March 1, 2004, pursuant to which the balance sheet of the Company was adjusted to eliminate accumulated deficit incurred through 1990 and to reduce additional paid-in capital and adjust shareholder equity to more accurately reflect that the financial condition of the Company following its reactivation in 2001.

Each of the above matters were approved by the affirmative vote of holders in excess of 860,250 shares. No shareholders voted in opposition to approval of the above matters.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

(a) Market Information.

     No public market for the common stock of the Company existed as of the date of this report, nor for the last five years. Any public market which previously existed for the common stock ceased when the business operations were discontinued in August 1990.

Outstanding shares and shareholders

(b) Holders.

     Shareholders of the Company adopted a 900-into-1 reverse stock split on August 3, 2004, effective immediately. All information relating to outstanding common stock in this report have been adjusted to reflect the effect of this reverse stock split.

     As of May 31, 2002, the transfer ledgers maintained by the Company’s stock transfer agent indicated that there were 438,083 shares of common stock issued and outstanding held by approximately 300 shareholders of record on that date. There were no shares of preferred stock outstanding on that date. The Board of Directors previously, in December 2001, had authorized cancellation of 225,833 common shares as described in Item 1 above, and issuance of 843,305 common shares. As a result of such actions, there were authorized and outstanding a total of 1,055,555 shares. During the fiscal year ended May 31, 2003, the transfer agent received a bond from a bank which had previously held certificates representing the 225,833 common shares in escrow pending a determination whether cancellation was required, and the transfer agent formally canceled such shares. Certificates representing the 843,305 common shares authorized for issuance in 2001 were not issued by the transfer agent until 2004. However, as of the end of each of the last two fiscal years, the Company had outstanding, or committed for issuance, 1,055,555 shares. Following adoption of the reverse stock split on August 3, 2004, there are now approximately 1,055,555 shares issued and outstanding as fractional shares after the reverse stock split were rounded up to the next higher whole number of shares, and holders of fewer than 100 shares were each rounded up to 100 shares.

(c) Dividends.

     The Company has not declared or paid any dividends on the common stock from inception to the date of this report, although there are no restrictions on the payment of dividends. Further, no dividends are contemplated at any time in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

     There are no securities of the Company authorized or committed for issuance under any equity or other compensation plan.

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSISOF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be reviewed in connection with the financial statements and management’s comments thereon set forth under this section and Item 7 below.

Plan of Operations

     The Company had no operations from 1990 through 2004. The Company is a development stage business, which intends to acquire a United States or foreign based business which is privately owned and wishes to become a publicly owned business. The Company is now current in its state and federal filing obligations, and is current in its reporting obligations under the Securities Exchange Act of 1934, as amended. The Company is now actively seeking one or more acquisition candidates.

     During each of the years since the Company was reactivated, the Company has had no revenue and has had losses approximately equal to the expenditures made to reactivate and meet filing and reporting obligations. We funded these expenditures using capital contributions and proceeds of loans from our directors. We do not expect any revenue unless and until a business acquisition transaction is completed. Our expenses have been paid from capital contributions and advances from the three directors.

Liquidity and Capital Resources

     The Company requires working capital principally to fund its current operations. There are no commitments from banks or other lending sources for lines of credit or similar short-term borrowing, but the Company has been able to obtain additional capital required from its directors. From time to time in the past, required short-term borrowing have been obtained from a principal shareholder or other related entities.

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

     The Company’s business plan requires substantial funding from a public or private offering of its common stock in connection with a business acquisition, for which the Company has no commitments. The Company intends to actively pursue other financing or funding opportunities.

ITEM 7 FINANCIAL STATEMENTS

     The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreement with its accountant on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement.

PART III

ITEM 9 DIRECTORS EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report:

Director’s Name	Age	Position
Thomas A. Higgins	55	Chairman
Robert W. Marsik	58	President and Secretary
Allan Bergenfield	62	Director

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

     The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The Company has no such committees because of its relative inactivity and limited financial resources. The Board will meet periodically throughout the year as necessity dictates. During the years of 1990 through 1999 the Board held no meetings and there were no actions taken by unanimous consent. During each fiscal year from 2001 through May 31, 2004 there was one meeting of the Board of Directors, by telephone.

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

     Thomas A. Higgins — Mr. Higgins has been a director since inception. Mr. Higgins received a Bachelor of Arts degree from Drake University in 1971 and a Masters of Public Administration degree from the University of Colorado in 1974. Mr. Higgins has served as an Officer and Director for several companies that successfully completed IPO offerings, secondary and warrant exercise offerings and brings many management skills and experience to the Company. For the past five years he has been self employed in the home improvement industry and in 2002 started Superior Products Company, which sells home improvement products in the Denver Colorado market area. Mr. Higgins received a Bachelor of Arts degree from Drake University in 1971 and a Masters of Public Administration degree from the University of Colorado in 1974. Mr. Higgins has served as an Officer and Director for several companies that successfully completed IPO offerings, secondary and warrant exercise offerings prior to 1990.

ITEM 10 EXECUTIVE COMPENSATION

     No compensation was paid to the Board of Directors or to Executive Officers of the Company in their capacities as such, or for any other purpose between December 2000, and the date of this report, and no cash compensation is anticipated to be paid at any time in the immediate future to any member of the Board, or to any executive officer.

Employment Agreements or Other Compensation Arrangements:   None.

ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
AND MANAGEMENT

     Based upon information provided to the Company by its transfer agent, the following table sets forth, as of August 27, 2004, the shares of common stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5 % of the outstanding common stock.

Name and Address of Beneficial Owners Directors	# of Shares Owned(1)	Percent
Thomas A. Higgins	263,888	25.0%
1005 East Cobblestone Dr.
Highland Ranch, CO 80126
Robert W. Marsik	551,917	52.2%
1960 White Birch Drive
Vista, CA 92083
Allan Bergenfield	44,445	4.2%
548 Longhorn Crescent
Rockville, MD 20850
All Executive Officers and
Directors as a Group
(3 persons)	860,250	81.4%

(1)	Based upon 1,055,555 shares of common stock issued and outstanding as of August 27, 2004. Reflects a 900-into-one reverse stock split adopted by shareholders August 3, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The office space, telephone and office supplies consumed by the Company are provided without cost by Thomas Higgins, Chairman, and Robert W. Marsik, President.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report.

1.   Financial Statements

2.    Financial Statement Schedules

      None.

3.   Exhibits

      The following exhibits are included as part of this report:

Exhibit Number	Title of Document
10	Consulting Agreement dated March 10, 2004.
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     There were no reports filed on Form 8-K during the year ended May 31, 2004.

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES & SERVICES

          The firm of Robison Hill & Company has acted as independent auditor for the Company for the fiscal years ended May 31, 2001 through 2004. The Independent Auditors’ Report on the financial statements of the Company for each of the last four fiscal years each raised substantial doubt about the Company’s ability to be a going concern and each report indicated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has had no disagreements with its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

          The aggregate fees billed for each of the last three fiscal years for professional services rendered by our auditors for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly financial statements, including services normally provided by accountants in connection with statutory and regulatory filings or engagements is as follows:

	Year Ended May 31, 2004	Year Ended May 31, 2003
	$-0-	$1,500
Audit Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees

          Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

          Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

          Other Fees. Except as set forth above, none of the amounts the Company paid to its independent auditors represented charges for tax advice or tax planning services. Likewise, none of the fees paid to the auditors presented charges for financial information assistance design, implementation or similar services, or for any other services.

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

          The Board of Directors, acting as the Audit Committee, pre-approved 100% of the Company’s 2004 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD. By /s/ Robert W. Marsik Robert W. Marsik, President (Principal Executive and Financial Officer)

Dated: September 13, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th day of September 2004.

Signatures	Title

/s/ Thomas A. Higgins Thomas A. Higgins	Chairman

/s/ Robert W. Marsik Robert W. Marsik	President

/s/ Allan Bergenfield Allan Bergenfield	Director

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

_________________

INDEPENDENT AUDITOR’S REPORT

MAY 31, 2004 AND 2003

INDEPENDENT AUDITOR’S REPORT

Mercari Communications Group, Ltd.
(A Development Stage Company)

     We have audited the accompanying balance sheets of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2004 and 2003, and the related statements of operations and cash flows for the two years ended May 31, 2004, and the cumulative period from August 31, 2001 (inception of development stage) to May 31, 2004, and the statement of stockholders’ equity for the period from December 30, 1987 (inception) to May 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2004 and 2003, and the results of its operations and its cash flows for the two years ended May 31, 2004, and the cumulative period from August 31, 2001 (inception of development stage) to May 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted, /s/ Robison, Hill & Co. Certified Public Accountants

Salt Lake City, Utah
August 27, 2004

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	May 31,
	2004	2003
Current Assets
Cash	$ 710	$ 150
Cash in Escrow	16,681	--
Prepaid Expense	3,500	--

Total Assets	$ 20,891	$ 150

Current Liabilities:
Accounts Payable & Accrued Liabilities	$ 1,628	$ 120,471
Shareholder Loans	550	--

Total Liabilities	2,178	120,471

Stockholders’ Equity:
Common Stock, Par value $.00001
Authorized 950,000,000 shares,
Issued 1,055,555 shares at May 31, 2004 and 2003	10	10
Paid-In Capital	31,134	823,922
Retained deficit (prior to quasi reorganization)	--	(919,100)
Deficit accumulated during the
development stage (prior to quasi reorganization)	--	(25,153)
Deficit accumulated during the
development stage since March 1, 2004
in connection with quasi reorganization	(12,431)	--

Total Stockholders’ Equity	18,713	(120,321)

Total Liabilities and
Stockholders’ Equity	$ 20,891	$ 150

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the year ended May 31,	Cumulative since March 1, 2004 Inception of development
	2004	2003	stage
Revenues:	$ --	$ --	$ --
Expenses:	21,401	6,478	12,431

Net Income	$(21,401)	$ (6,478)	$(12,431)

Basic & Diluted Earnings per share	$ (0.02)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2004

	Common Stock Par	Common Stock	Paid-In	Retained	Deficit Accumulated Since August 31, 2001 Inception of Development Stage (Prior to quasi	Deficit Accumulated Since March 1, 2004 Inception of Development Stage (Since quasi
	Shares	Value	to be Issued	Capital	Deficit	reorganization)	reorganization)
Balance at December 30, 1987
(inception)	--	$ --	$ --	$ --	$ --	$ --	$ --
Stock issued for cash - $.00001/sh	301,111	3	--	2,707	--	--	--
Stock issued for cash - $.0001/sh	8,889	--	--	800	--	--	--
Stock issued for cash - $.0025/sh	8,889	--	--	20,000	--	--	--
Offering costs	--	--	--	(500)	--	--	--
Net loss	--	--	--	--	(62,639)	--	--

Balance at May 31, 1988	318,889	3	--	23,007	(62,639)	--	--
Stock issued for cash - $.0001/sh	1,667	--	--	150	--	--	--
Stock issued for cash - $.01/sh	86,263	1	--	776,370	--	--	--
Offering costs	--	--	--	(126,353)	--	--	--
Stock issued for cash - $.01/sh	3,150	--	--	28,354	--	--	--
Net loss	--	--	--	--	(501,740)	--	--

Balance at May 31, 1989	409,969	4	--	701,528	(564,379)	--	--

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2004

	Common Stock Par	Common Stock	Paid-In	Retained	Deficit Accumulated Since August 31, 2001 Inception of Development Stage (Prior to quasi	Deficit Accumulated Since March 1, 2004 Inception of Development Stage (Since quasi
	Shares	Value	to be Issued	Capital	Deficit	reorganization)	reorganization)
Balance at May 31, 1989	409,969	$ 4	$ --	$ 701,528	$(564,379)	$ --	$ --
Stock issued for cash -
$.0125/share	336	--	--	3,778	--	--	--
Stock issued for debt -
$.004/share	27,778	--	--	103,355	--	--	--
Net loss	--	--	--	--	(3,355)	--	--
Write-off of assets	--	--	--	--	(351,366)	--	--

Balance at May 31, 1990	438,083	4	--	808,661	(919,100)	--	--

Balance at May 31, 2001	438,083	4	--	808,661	(919,100)	--	--
December 17, 2001 shares
to be cancelled	(225,833)	--	(2)	2	--	--	--
December 17, 2001 shares
to be issued	843,305	--	8	7,582	--	--	--
Capital contributed by
shareholders	--	--	--	7,677	--	--	--
Net loss	--	--	--	--	--	(18,675)	--

Balance at May 31, 2002	1,055,555	4	6	823,922	(919,100)	(18,675)	--

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2004

	Common Stock Par	Common Stock	Paid-In	Retained	Deficit Accumulated Since August 31, 2001 Inception of Development Stage (Prior to quasi	Deficit Accumulated Since March 1, 2004 Inception of Development Stage (Since quasi
	Shares	Value	to be Issued	Capital	Deficit	reorganization)	reorganization)
Balance at May 31, 2002	1,055,555	$ 4	$ 6	$ 823,922	$(919,100)	$(18,675)	$ --
Cancellation of shares previously
authorized	--	(2)	2	--	--	--	--
Issuance of shares previously
authorized	--	8	(8)	--	--	--	--
Net loss	--	--	--	--	--	(6,478)	--

Balance at May 31, 2003	1,055,555	10	--	823,922	(919,100)	(25,153)	--
Expired accounts payable
reclassified to paid-in capital	--	--	--	110,435	--	--	--
Capital contributed by shareholder	--	--	--	50,000	--	--	--
Net loss (prior to quasi
reorganization)	--	--	--	--	--	(8,970)	--
Quasi-reorganization effective
March 1, 2004	--	--	--	(953,223)	919,100	34,123	--
Net loss (since quasi organization)	--	--	--	--	--	--	(12,431)

Balance at May 31, 2004	1,055,555	$ 10	$ --	$ 31,134	$ --	$ --	$(12,431)

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the years ended May 31,	Cumulative Since March 31, 2004 Inception of Development
	2004	2003	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(21,401)	$(6,478)	$(12,431)
(Increase) Decrease in Prepaid Expenses	(3,500)	(3,500)
Increase (Decrease) in Accounts Payable	(8,408)	6,424	(17,338)

Net Cash Used in operating activities	(33,309)	(54)	(33,269)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	--	--	--

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from shareholder loans	550	--	550
Cash contributed by shareholders	50,000	--	50,000

Net Cash Provided by financing activities	50,550	--	50,550

Net (Decrease) Increase in
Cash and Cash Equivalents	17,241	(54)	17,281
Cash and Cash Equivalents
at Beginning of Period	150	204	110

Cash and Cash Equivalents
at End of Period	$ 17,391	$ 150	$ 17,391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$ --	$ --
Franchise and income taxes	$ --	$ --	$ --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
None

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2004 AND 2003

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

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Colorado on December 30, 1987. The Company ceased all operating activities during the period from June 1, 1990 to August 31, 2001 and was considered dormant. From August 31, 2001 to March 1, 2004, the Company was in the development stage. On August 3, 2004, the stockholders of the Company approved a plan of quasi reorganization which called for a restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The quasi reorganization was effective March 1, 2004. Since March 1, 2004, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of May 31, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2004 AND 2003

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
	For the year ended May 31, 2004
Basic Earnings (Loss) per Share
Loss to common shareholders	$ (21,401)	1,055,555	$ (0.02)

For the year ended May 31, 2003
Basic Earnings (Loss) per Share
Loss to common shareholders	$ (6,478)	1,055,555	$ (0.01)

     There are no outstanding common stock equivalents for May 31, 2004 and 2003 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 — INCOME TAXES

     As of May 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $903,015 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2004 AND 2003

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

NOTE 4 — COMMITMENTS

     As of May 31, 2004 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 — COMMON STOCK TRANSACTIONS

     On December 17, 2001, the Board of Directors approved the cancellation of 225,833 shares of common stock. As of May 31, 2002, these shares had not been cancelled. During the year ended May 31, 2003, these shares were cancelled.

     On December 17, 2001, the Board of Directors authorized the sale of 843,305 restricted common shares at par value by the three current Directors. The Directors paid $7,590 in cash consideration for those shares. As of May 31, 2002, these shares had not been issued. During the year ended May 31, 2003, these shares were issued.

NOTE 6 — CONTINGENT LIABILITIES

     At May 31, 2003, the Company had $120,471 in current liabilities. The Company believes that $110,435 of these liabilities were unpaid obligations of the Company when operations ceased in August of 1990. The Company believes none of such claims would be collectible by creditors, as the statute of limitations applicable to collection of such commercial debt has expired under the Colorado Revised Statute 13-80-101, which limits the collection of commercial debt to six years from the date the last payment was made. During the year ended May 31, 2004, the Company reclassified the $110,435 of expired liabilities to paid-in capital.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2004 AND 2003

NOTE 7 — RELATED PARTY TRANSACTIONS

     During the year ended May 31, 2004, an officer loaned the Company $550 to pay general and administrative expenses. Amounts due to the officer are non-interest bearing, unsecured and payable at anytime the shareholder desires.

NOTE 8 — QUASI REORGANIZATION

     On August 3, 2004, the Company approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The quasi-reorganization became effective March 1, 2004. The quasi reorganization resulted in the elimination of $919,100 of retained deficit at the effective date of the reorganization, the elimination of $34,123 of deficit accumulated since the August 31, 2001 inception of development stage, and a decrease in additional paid-in capital of $953,223.

NOTE 9 — SUBSEQUENT EVENTS

     On August 3, 2004, the Company authorized a 1 for 900 reverse stock split of the Company’s common stock. The reverse stock split reduced the number of outstanding common shares from 950,000,000 to 1,055,555. All references to the Company’s common stock in the financial statements have been restated to reflect the reverse stock split.