Form 10QSB
period 2004-08-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2005-03-04
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: January 31, 2005 - 1,055,555

Transitional Small Business Disclosure Format.    Yes  [  ]     No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	August 31, 2004	May 31, 2004
ASSETS
Current Assets
Cash	$ 4,946	$ 710
Cash in Escrow	10,544	16,681
Prepaid Expense	1,900	3,500

Total Assets	$ 17,390	$ 20,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable & Accrued Liabilities	$ 1,050	$ 1,628
Shareholder Loans	550	550

Total Liabilities	1,600	2,178

Stockholders’ Equity
Common stock (par value $.00001),
Authorized 950,000,000 shares,
Issued 1,055,555 shares at August 31, 2004
and May 31, 2004	10	10
Paid-In Capital	36,134	31,134
Deficit accumulated during the development stage
Since March 1, 2004 in connection with
Quasi reorganization	(20,354)	(12,431)

Total Stockholders’ Equity	15,790	18,713

Total Liabilities and Stockholders’ Equity	$ 17,390	$ 20,891

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended August 31,		Cumulative Since March 1, 2004 Inception of Development
	2004	2003	Stage
Revenues	$ --	$ --	$ --

Expenses	7,923	4,817	20,354

Net Loss	$ (7,923)	$ (4,817)	$ (20,354)

Basic & Diluted
Loss per Share	$ (0.01)	$ --

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended August 31,		Cumulative Since March 1, 2004 Inception of Development
	2004	2003	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(7,923)	$(4,521)	$(20,354)
(Increase) Decrease in Prepaid Expenses	1,600	--	(1,900)
Increase (Decrease) in Accounts Payable	(578)	4,500	(17,916)

Net Cash Used in operating activities	(6,901)	(21)	(40,170)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	--	--	--

CASH FLOWS FROM FINANCING
ACTIVITIES:
Contributed capital	5,000	--	5,000
Proceeds from shareholder loans	--	--	550
Cash contributed by shareholders	--	--	50,000

Net cash provided by financing activities	5,000	--	55,550

Net (Decrease) Increase in
Cash and Cash Equivalents	(1,901)	(21)	15,380
Cash and Cash Equivalents
at Beginning of Period	17,391	204	110

Cash and Cash Equivalents
at End of Period	$ 15,490	$ 183	$ 15,490

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$ --	$ --
Franchise and income taxes	$ --	$ --	$ --
SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
None

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003
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

Interim Reporting

     The unaudited financial statements as of August 31, 2004 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

     The Company has no products or services as of August 31, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003
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

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

	Income	Shares	Per-Share Amount
	(Numerator)	(Denominator)
	For the three months ended August 31, 2004
Basic Earnings (Loss) per Share
Loss to common shareholders	$ (7,923)	1,055,555	$ (0.01)

For the three months ended August 31, 2003
Basic Earnings (Loss) per Share
Loss to common shareholders	$ (4,817)	1,055,555	$ --

     There are no outstanding common stock equivalents for August 31, 2004 and 2003 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003
(Unaudited)

NOTE 2 — INCOME TAXES

     As of May 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $12,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 — COMMITMENTS

     As of August 31, 2004 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003
(Unaudited)

NOTE 5 — COMMON STOCK TRANSACTIONS (continued)

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

General — This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-KSB for the year ended May 31, 2004.

Results of Operations

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

Item 3.   Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB, that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

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

     The Company did not file a report on Form 8-K during the three months ended August 31, 2004.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD. (Registrant)

DATE: February 4, 2005	By /s/ Robert W. Marsik Robert W. Marsik, President (Principal Executive and Financial Officer)