Form 10QSB
period 2004-11-30
MERCARI COMMUNICATIONS GROUP LTD
filed 2005-05-18
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: May 10, 2005 - 1,055,555

Transitional Small Business Disclosure Format.    Yes  [  ]     No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	November 30, 2004	May 31, 2004
ASSETS
Current Assets
Cash	$ 4,946	$ 710
Cash in Escrow	5,147	16,681
Prepaid Expense	--	3,500

Total Assets	$ 10,093	$ 20,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable & Accrued Liabilities	$ 1,500	$ 1,628
Shareholder Loans	550	550

Total Liabilities	2,050	2,178

Stockholders’ Equity
Common stock (par value $.00001),
Authorized 950,000,000 shares,
Issued 1,055,555 shares at November 30, 2004
and May 31, 2004	10	10
Paid-In Capital	36,134	31,134
Deficit accumulated during the development stage
Since March 1, 2004 in connection with
Quasi reorganization	(28,101)	(12,431)

Total Stockholders’ Equity	8,043	18,713

Total Liabilities and Stockholders’ Equity	$ 10,093	$ 20,891

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30,	For the Six Months Ended November 30,			Cumulative Since March 1, 2004 Inception of Development
	2004	2003	2004	2003	Stage
Revenues	$ --	$ --	$ --	$ --	$ --

Expenses	7,747	2,024	15,670	6,841	28,101

Net Loss	$(7,747)	$(2,024)	$(15,670)	$(6,841)	$(28,101)

Basic & Diluted
Loss per Share	$ (0.01)	$ --	$ (0.02)	$ (0.01)

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended November 30,		Cumulative Since March 1, 2004 Inception of Development
	2004	2003	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(15,670)	$(6,841)	$(28,101)
(Increase) Decrease in Prepaid Expenses	3,500	--	--
Increase (Decrease) in Accounts Payable	(128)	6,816	(17,466)

Net Cash Used in operating activities	(12,298)	(25)	(45,567)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	--	--	--

CASH FLOWS FROM FINANCING
ACTIVITIES:
Contributed capital	5,000	--	5,000
Proceeds from shareholder loans	--	--	550
Cash contributed by shareholders	--	--	50,000

Net cash provided by financing activities	5,000	--	55,550

Net (Decrease) Increase in
Cash and Cash Equivalents	(7,298)	(25)	9,983
Cash and Cash Equivalents
at Beginning of Period	17,391	150	110

Cash and Cash Equivalents
at End of Period	$ 10,093	$ 125	$ 10,093

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$ --	$ --
Franchise and income taxes	$ --	$ --	$ --
SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
None

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003
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

Interim Reporting

     The unaudited financial statements as of November 30, 2004 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

     The Company has no products or services as of November 30, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003
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

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

	Income	Shares	Per-Share Amount
	(Numerator)	(Denominator)
	For the three months ended November 30, 2004
Basic Earnings (Loss) per Share
Loss to common shareholders	$ (7,747)	1,055,555	$ (0.01)

	For the three months ended November 30, 2003
Basic Earnings (Loss) per Share
Loss to common shareholders	$ (2,024)	1,055,555	$ --

	For the six months ended November 30, 2004
Basic Earnings (Loss) per Share
Loss to common shareholders	$ (15,670)	1,055,555	$ (0.02)

	For the six months ended November 30, 2003
Basic Earnings (Loss) per Share
Loss to common shareholders	$ (6,841)	1,055,555	$ (0.01)

     There are no outstanding common stock equivalents for November 30, 2004 and 2003 and are thus not considered.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003
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

NOTE 4 — COMMITMENTS

     As of November 30, 2004 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 — COMMON STOCK TRANSACTIONS

     On December 17, 2001, the Board of Directors approved the cancellation of 225,833 shares of common stock. As of May 31, 2002, these shares had not been cancelled. During the year ended May 31, 2003, these shares were cancelled.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003
(Unaudited)

NOTE 5 — COMMON STOCK TRANSACTIONS (continued)

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

Item 3.   Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

     (a)    Evaluation of Disclosure Controls and Procedures

       As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Company’s President concluded that, as of the end of the period, the Company’s disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

     (b)    Changes in Internal Controls

     Based on his evaluation as of November 30, 2004, there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

     There is no pending litigation to which the Company is presently a party and management is not aware of any litigation which may arise in the future.

Item 2.   Changes in Securities

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended November 30, 2004.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD. (Registrant)

DATE: May 18, 2005	By /s/ Robert W. Marsik Robert W. Marsik, President (Principal Executive and Financial Officer)