Form 10QSB
period 2005-02-28
MERCARI COMMUNICATIONS GROUP LTD
filed 2005-08-25
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: August 22, 2005—1,055,555

Transitional Small Business Disclosure Format.    Yes  [  ]     No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	February 28, 2005	May 31, 2004
ASSETS
Current Assets
Cash	$ 5,087	$ 710
Cash in Escrow	4,357	16,681
Prepaid Expense	--	3,500

Total Assets	$ 9,444	$ 20,891

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts Payable & Accrued Liabilities	$ 1,500	$ 1,628
Shareholder Loans	2,350	550

Total Liabilities	3,850	2,178

Stockholders’ Equity
Common stock (par value $.00001),
Authorized 950,000,000 shares,
Issued 1,055,555 shares at February 28, 2005
and May 31, 2004	10	10
Paid-In Capital	36,134	31,134
Deficit accumulated during the development stage
Since March 1, 2004 in connection with
Quasi reorganization	(30,550)	(12,431)

Total Stockholders’ Equity	5,594	18,713

Total Liabilities and Stockholders’ Equity	$ 9,444	$ 20,891

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Nine Months Ended			Cumulative Since March 1, 2004 Inception of
	February 28, 2005	February 28, 2004	February 28, 2005	February 28, 2004	Development Stage
Revenues	$ --	$ --	$ --	$ --	$ --

Expenses	2,449	2,129	18,119	8,970	30,550

Net Loss	$ (2,449)	$ (2,129)	$ (18,119)	$ (8,970)	$(30,550)

Basic & Diluted
Loss per Share	$ --	$ --	$ (0.02)	$ (0.01)

Weighted Average
Shares	1,055,555	1,055,555	1,055,555	1,055,555

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended February 28,		Cumulative Since March 1, 2004 Inception of Development
	2005	2004	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(18,119)	$(8,970)	$(30,550)
(Increase) Decrease in Prepaid Expenses	3,500	--	--
Increase (Decrease) in Accounts Payable	(128)	8,930	(17,466)

Net Cash Used in operating activities	(14,747)	(40)	(48,016)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	--	--	--

CASH FLOWS FROM FINANCING
ACTIVITIES:
Contributed capital	5,000	--	5,000
Proceeds from shareholder loans	1,800	--	2,350
Cash contributed by shareholders	--	--	50,000

Net cash provided by financing activities	6,800	--	57,350

Net (Decrease) Increase in
Cash and Cash Equivalents	(7,947)	(40)	9,334
Cash and Cash Equivalents
at Beginning of Period	17,391	150	110

Cash and Cash Equivalents
at End of Period	$ 9,444	$ 110	$ 9,444

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$ --	$ --
Franchise and income taxes	$ --	$ --	$ --
SUPPLEMENTAL DISCLOSURE OF NON-
CASH INVESTING AND FINANCING
ACTIVITIES:
None

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004
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

Interim Reporting

     The unaudited financial statements as of February 28, 2005 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

     The Company has no products or services as of February 28, 2005. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004
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

Loss per Share

     Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There are no outstanding common stock equivalents for February 28, 2005 and 2004 and are thus not considered.

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004
(Unaudited)

NOTE 3 — DEVELOPMENT STAGE COMPANY (continued)

     However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 — COMMITMENTS

     As of February 28, 2005 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004
(Unaudited)

NOTE 7 — RELATED PARTY TRANSACTIONS

     During the year ended May 31, 2004, an officer loaned the Company $550 to pay general and administrative expenses. Amounts due to the officer are non-interest bearing, unsecured and payable at anytime the shareholder desires.

     During the three months ended February 28, 2005, an officer loaned the Company $1,800 to pay general and administrative expenses. Amounts due to the officer are non-interest bearing, unsecured and payable at anytime the shareholder desires.

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

       (b) Changes in Internal Controls

     Based on his evaluation as of February 28, 2005, there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the nine months ended February 28, 2005.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD. (Registrant)

DATE: August 23, 2005	By /s/ Robert W. Marsik Robert W. Marsik, President (Principal Executive and Financial Officer)