Form 10KSB
period 2005-05-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2005-10-07
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: May 31, 2005

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

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed with reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: the aggregate value of the voting and non-voting common stock held by non-affiliates as of May 31, 2005 is not possible to determine, as there is no reported public market for the common stock or other common equity of the Issuer.

State the number of shares outstanding for each of registrant’s classes of common equity, as of the latest practicable date: As of July 28, 2005, there were 1,055,555 shares of Issuer’s common stock outstanding. No other class of equity securities are issued or outstanding.

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

     Beginning in 2002, the Company, acting through its president, began to seek a privately-owned business which would be interested in an acquisition by or of the Company. Through May 31, 2005, the end of its most recent fiscal year, the Company had not found any acceptable acquisition candidate.

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

     At a special meeting of shareholders of the Company held August 3, 2004, the shareholders of the Company approved a Plan of Recapitalization pursuant to which a 900-into-1 reverse stock split of all the Company’s outstanding common stock was effected. As a result of the reverse stock split, the number of outstanding common shares was reduced from 950,000,000 to 1,055,555. All references to the Company’s common stock have been restated to reflect the reverse stock split. At the shareholders meeting, the shareholders also authorized the Board of Directors to change the name of the corporation by amending the Articles of Incorporation at such time as the Company completes an acquisition transaction with another business entity. Finally, shareholders also approved a “quasi-reorganization” pursuant to which the balance sheet of the Company was adjusted, effective March 1, 2004, the first day of the fourth fiscal quarter, to eliminate accumulated deficit incurred through 1990 and to reduce additional paid-in capital and adjust shareholder equity to more accurately reflect the financial condition of the Company following its reactivation in 2001.

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

     None.

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

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be reviewed in connection with the financial statements and management’s comments thereon set forth under this section and Item 7 below.

Plan of Operations

     The Company had no operations from 1990 through 2005. The Company is a development stage business, which intends to acquire a United States or foreign based business which is privately owned and wishes to become a publicly owned business. The Company is now current in its state and federal filing obligations, and is current in its reporting obligations under the Securities Exchange Act of 1934, as amended. The Company is now actively seeking one or more acquisition candidates.

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

ITEM 8a CONTROLS AND PROCEDURES

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

     (b) Changes in Internal Controls

     Based on his evaluation as of May 31, 2005, there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9 DIRECTORS AND\ EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report:

Director’s Name	Age	Position
Thomas A. Higgins	56	Chairman
Robert W. Marsik	59	President and Secretary
Allan Bergenfield	63	Director

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

     The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The Company has no such committees because of its relative inactivity and limited financial resources. The Board will meet periodically throughout the year as necessity dictates. During the years of 1990 through 1999 the Board held no meetings and there were no actions taken by unanimous consent. During each fiscal year from 2001 through May 31, 2005 there was one meeting of the Board of Directors, by telephone.

Executive Profiles

     Robert W. Marsik; Chairman, Chief Executive Officer, President and Secretary — For the past year he has been employed as a salesman and operations manager for Burt Kuni Honda in Centennial, Colorado. For the two prior years Mr. Marsik was employed as a car salesman for Cush Honda in Escondido California. For the five years prior, he was an independent business broker with a merger and acquisition firm in Irvine California and was Chief Executive Officer, President, Vice President and Director for numerous public companies over the last twenty years. Presently, he is a director and officer of the Company only. He successfully assisted with several IPO, secondary and warrant exercise offerings for the companies he was involved in and has merger and acquisition experience with several public companies.

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

Employment Agreements or Other Compensation Arrangements:   None.

ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
AND MANAGEMENT

     Based upon information provided to the Company by its transfer agent, the following table sets forth, as of July 28, 2005, the shares of common stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5 % of the outstanding common stock.

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

     There were no reports filed on Form 8-K during the year ended May 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

          The firm of Robison Hill & Company has acted as independent auditor for the Company for the fiscal years ended May 31, 2001 through 2005. The Independent Auditors’ Report on the financial statements of the Company for each of the last four fiscal years each raised substantial doubt about the Company’s ability to be a going concern and each report indicated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has had no disagreements with its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

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

	Year Ended May 31, 2005	Year Ended May 31, 2004

Audit Fees	$ 8,726	$ -0-
Tax Fees	74	-0-
All Other Fees	-0-	-0-

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

          The Board of Directors, acting as the Audit Committee, pre-approved 100% of the Company’s 2005 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD. By /s/ Robert W. Marsik Robert W. Marsik, President (Principal Executive and Financial Officer)

Dated: October 6, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 6th day of October 2005.

Signatures	Title

/s/ Thomas A. Higgins Thomas A. Higgins	Chairman

/s/ Robert W. Marsik Robert W. Marsik	President

/s/ Allan Bergenfield Allan Bergenfield	Director

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

_________________

INDEPENDENT AUDITOR’S REPORT

MAY 31, 2005 AND 2004

INDEPENDENT AUDITOR’S REPORT

Mercari Communications Group, Ltd.
(A Development Stage Company)

     We have audited the accompanying balance sheets of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2005 and 2004, and the related statements of operations and cash flows for the two years ended May 31, 2005, and the cumulative period from August 31, 2001 (inception of development stage) to May 31, 2005, and the statement of stockholders’ equity for the period from December 30, 1987 (inception) to May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2005 and 2004, and the results of its operations and its cash flows for the two years ended May 31, 2005, and the cumulative period from August 31, 2001 (inception of development stage) to May 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted, /s/ Robison, Hill & Co. Certified Public Accountants

Salt Lake City, Utah
September 13, 2005

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	May 31,
	2005	2004
Current Assets
Cash	$ 3,767	$ 710
Cash in Escrow	3,186	16,681
Prepaid Expense	--	3,500

Total Assets	$ 6,953	$ 20,891

Current Liabilities:
Accounts Payable & Accrued Liabilities	$ 192	$ 1,628
Shareholder Loans	2,350	550

Total Liabilities	2,542	2,178

Stockholders’ Equity:
Common Stock, Par value $.00001
Authorized 950,000,000 shares,
Issued 1,055,555 shares at May 31, 2005 and 2004	10	10
Paid-In Capital	36,134	31,134
Retained deficit (prior to quasi reorganization)	--	--
Deficit accumulated during the
development stage (prior to quasi reorganization)	--	--
Deficit accumulated during the
development stage since March 1, 2004
in connection with quasi reorganization	(31,733)	(12,431)

Total Stockholders’ Equity	4,411	18,713

Total Liabilities and
Stockholders’ Equity	$ 6,953	$ 20,891

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the year ended May 31,	Cumulative since March 1, 2004 Inception of development
	2005	2004	stage
Revenues:	$ --	$ --	$ --
Expenses:	19,302	21,401	31,733

Net Income	$ (19,302)	$ (21,401)	$ (31,733)

Basic & Diluted Earnings Per Share	$ (0.02)	$ (0.02)

Weighted Average Shares	1,055,555	1,055,555

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2005

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
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2005

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
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2005

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2005

	Common Stock Par	Common Stock	Paid-In	Retained	Deficit Accumulated Since August 31, 2001 Inception of Development Stage (Prior to quasi	Deficit Accumulated Since March 1, 2004 Inception of Development Stage (Since quasi
	Shares	Value	to be Issued	Capital	Deficit	reorganization)	reorganization)
Balance at May 31, 2004	1,055,555	--	--	31,134	--	--	(12,431)
Capital contributed by shareholder	--	--	--	5,000	--	--	--
Net loss	--	--	--	--	--	--	(19,302)

Balance at May 31, 2005	1,055,555	$ 10	$ --	$ 36,134	$ --	$ --	$ (31,733)

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the years ended May 31,	Cumulative Since March 31, 2004 Inception of Development
	2005	2004	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(19,302)	$(21,401)	$(31,733)
(Increase) Decrease in Prepaid Expenses	3,500	(3,500)	--
Increase (Decrease) in Accounts Payable	(1,436)	(8,408)	(18,774)

Net Cash Used in operating activities	(17,238)	(33,309)	(50,507)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	--	--	--

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from shareholder loans	1,800	550	2,350
Cash contributed by shareholders	5,000	50,000	55,000

Net Cash Provided by financing activities	6,800	50,550	57,350

Net (Decrease) Increase in
Cash and Cash Equivalents	(10,438)	17,241	6,893
Cash and Cash Equivalents
at Beginning of Period	17,391	150	110

Cash and Cash Equivalents
at End of Period	$ 6,953	$ 17,391	$ 6,953

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ --	$ --	$ --
Franchise and income taxes	$ --	$ --	$ --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
None

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2005 AND 2004

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

Nature of Business

     The Company has no products or services as of May 31, 2005. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2005 AND 2004

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for May 31, 2005 and 2004 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 — INCOME TAXES

     As of May 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $32,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2005 AND 2004

NOTE 4 — COMMITMENTS

     As of May 31, 2005 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2005 AND 2004

NOTE 7 — RELATED PARTY TRANSACTIONS (continued)

     During the year ended May 31, 2005, an officer loaned the Company $1,800 to pay general and administrative expenses. Amounts due to the officer are non-bearing, unsecured and payable at anytime the shareholder desires.

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