Form 10QSB
period 2005-08-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2007-02-27
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

(303) 791-3888
(Issuer’s telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]     No [X]

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  [X]     No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: August 31, 2005 - 1,062,897

Transitional Small Business Disclosure Format.    Yes  [  ]     No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited) August 31, 2005	May 31, 2005
ASSETS
Current Assets
Cash	$ 2,782	$ 3,767
Cash in Escrow	2,621	3,186

Total Assets	$ 5,403	$ 6,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable & Accrued Liabilities	$ —	$ 192
Shareholder Loans	2,350	2,350

Total Liabilities	2,350	2,542

Stockholders’ Equity
Common stock, par value $.00001,
Authorized 950,000,000 shares,
Issued 1,062,897 shares at August 31, 2005
and May 31, 2005	11	11
Paid-In Capital	36,133	36,133
Deficit accumulated during the development stage
Since March 1, 2004 in connection with
Quasi reorganization	(33,091)	(31,733)

Total Stockholders’ Equity	3,053	4,411

Total Liabilities and Stockholders’ Equity	$ 5,403	$ 6,953

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	(Unaudited) For the three months ended August 31,		Cumulative since March 1, 2004 Inception of development
	2005	2004	stage
Revenues:	$ —	$ —	$ —

Expenses:	1,358	7,923	33,091

Net Income (Loss)	$ (1,358)	$ (7,923)	$ (33,091)

Basic & Diluted Loss Per Share	$ —	$ (0.01)

Weighted Average Shares	1,062,897	1,062,897

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	(Unaudited) For the three months ended August 31,		Cumulative since March 1, 2004 Inception of development
	2005	2004	stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(1,358)	$(7,923)	$(33,091)
(Increase) Decrease in Prepaid Expenses	—	1,600	—
Increase (Decrease) in Accounts Payable	(192)	(578)	(18,966)

Net Cash Used in operating activities	(1,550)	(6,901)	(52,057)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	—	—	—

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from shareholder loans	—	—	2,350
Cash contributed by shareholders	—	5,000	55,000

Net cash provided by financing activities	—	5,000	57,350

Net (Decrease) Increase in
Cash and Cash Equivalents	(1,550)	(1,901)	5,293
Cash and Cash Equivalents
at Beginning of Period	6,953	17,391	110

Cash and Cash Equivalents
at End of Period	$ 5,403	$ 15,490	$ 5,403

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ —	$ —	$ —
Franchise and income taxes	$ —	$ —	$ —

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

Interim Reporting

     The unaudited financial statements as of August 31, 2005 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

     The Company has no products or services as of August 31, 2005. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

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

Loss per Share

     Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for August 31, 2005 and 2004 and are thus not considered.

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
(continued)

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

NOTE 4 — COMMITMENTS

     As of August 31, 2005 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 — COMMON STOCK TRANSACTIONS

     On December 17, 2001, the Board of Directors approved the cancellation of 225,833 shares of common stock. As of May 31, 2002, these shares had not been cancelled. During the year ended May 31, 2003, these shares were cancelled.

     On December 17, 2001, the Board of Directors authorized the sale of 843,305 restricted common shares at par value to the three current Directors. The Directors paid $7,590 in cash consideration for those shares. As of May 31, 2002, these shares had not been issued. During the year ended May 31, 2003, these shares were issued.

     On August 3, 2004, the Company authorized a 1 for 900 reverse stock split of the Company’s common stock. The reverse stock split reduced the number of outstanding common shares from 950,000,000 to 1,062,897, after rounding up. All references to the Company’s common stock in the financial statements have been restated to reflect the reverse stock split.

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
(continued)

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

Item 2.      Management’s Discussion and Analysis or Plan of Operation.

General — This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-KSB for the year ended May 31, 2005.

Results of Operations

     The Company had no operations from 1990 through 2005. The Company is a development stage business, which intends to acquire a United States or foreign based business which is privately owned and wishes to become a publicly owned business. The Company is now current in its state and United States internal revenue filing obligations, but is not yet current in its reporting obligations under the Securities Exchange Act of 1934, as amended. The Company is now actively seeking one or more acquisition candidates.

     During each of the years since the Company was reactivated, the Company has had no revenue and has had quarterly and annual losses approximately equal to the expenditures made to reactivate and meet filing and reporting obligations. We do not expect any revenue unless and until a business acquisition transaction is completed. Our expenses have been paid from capital contributions and advances from the three directors. We expect to continue to have losses until and unless we complete a business acquisition or similar transaction.

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

     Our business plan requires substantial funding from a public or private offering of its common stock in connection with a business acquisition, for which we have no commitments. The Company intends to actively pursue other financing or funding opportunities.

Off Balance Sheet Arrangements

     We have no off balance sheet financing or similar arrangements and we do not expect to initiate any such arrangement.

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

     (b)    Changes in Internal Controls

     Based on his evaluation as of August 31, 2005, there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     The Company did not file a report on Form 8-K during the three months ended August 31, 2005.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD. (Registrant) By /s/ Robert W. Marsik Robert W. Marsik, President (Principal Executive and Financial Officer)

DATE: February 27, 2007