Form 10QSB
period 2005-11-30
MERCARI COMMUNICATIONS GROUP LTD
filed 2007-02-27
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: November 30, 2005 - 1,062,897

Transitional Small Business Disclosure Format.    Yes  [  ]     No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited) November 30, 2005	May 31, 2005
ASSETS
Current Assets
Cash	$ 2,327	$ 3,767
Cash in Escrow	1,503	3,186

Total Assets	$ 3,830	$ 6,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable & Accrued Liabilities	$ 2,100	$ 192
Shareholder Loans	2,350	2,350

Total Liabilities	4,450	2,542

Stockholders’ Equity
Common stock, par value $.00001,
Authorized 950,000,000 shares,
Issued 1,062,897 shares at November 30, 2005
and May 31, 2005	11	11
Paid-In Capital	36,133	36,133
Deficit accumulated during the development stage
Since March 1, 2004 in connection with
Quasi reorganization	(36,764)	(31,733)

Total Stockholders’ Equity	(620)	4,411

Total Liabilities and Stockholders’ Equity	$ 3,830	$ 6,953

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	(Unaudited) For the three months ended November 30,	(Unaudited) For the six months ended November 30,			Cumulative since March 1, 2004 Inception of development
	2005	2004	2005	2004	stage
Revenues:	$ —	$ —	$ —	$ —	$ —

Expenses:	3,673	7,747	5,031	15,670	36,764

Net Income (Loss)	$ (3,673)	$ (7,747)	$ (5,031)	$ (15,670)	$(36,764)

Basic & Diluted Loss Per Share	$ —	$ (0.01)	$ —	$ (0.02)

Weighted Average Shares	1,062,897	1,062,897	1,062,897	1,062,897

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	(Unaudited) For the six months ended November 30,		Cumulative since March 1, 2004 Inception of development
	2005	2004	stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(5,031)	$(15,670)	$(36,764)
(Increase) Decrease in Prepaid Expenses	—	3,500	—
Increase (Decrease) in Accounts Payable	1,908	(128)	(16,866)

Net Cash Used in operating activities	(3,123)	(12,298)	(53,630)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	—	—	—

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from shareholder loans	—	—	2,350
Cash contributed by shareholders	—	5,000	55,000

Net cash provided by financing activities	—	5,000	57,350

Net (Decrease) Increase in
Cash and Cash Equivalents	(3,123)	(7,298)	3,720
Cash and Cash Equivalents
at Beginning of Period	6,953	17,391	110

Cash and Cash Equivalents
at End of Period	$ 3,830	$ 10,093	$ 3,830

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ —	$ —	$ —
Franchise and income taxes	$ —	$ —	$ —

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

Interim Reporting

     The unaudited financial statements as of November 30, 2005 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Colorado on December 30, 1987. The Company ceased all operating activities during the period from June 1, 1990 to November 30, 2001 and was considered dormant. From November 30, 2001 to March 1, 2004, the Company was in the development stage. On August 3, 2004, the stockholders of the Company approved a plan of quasi reorganization which called for a restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The quasi reorganization was effective March 1, 2004. Since March 1, 2004, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of November 30, 2005. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

     Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for November 30, 2005 and 2004 and are thus not considered.

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

NOTE 4 — COMMITMENTS

     As of November 30, 2005 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

NOTE 8 — QUASI REORGANIZATION

     On August 3, 2004, the Company approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The quasi-reorganization became effective March 1, 2004. The quasi reorganization resulted in the elimination of $919,100 of retained deficit at the effective date of the reorganization, the elimination of $34,123 of deficit accumulated since the November 30, 2001 inception of development stage, and a decrease in additional paid-in capital of $953,223.

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

     (b)    Changes in Internal Controls

     Based on his evaluation as of November 30, 2005, there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     None.

Item 5.      Other Information

     None.

Item 6.      Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended November 30, 2005.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD. (Registrant) By /s/ Robert W. Marsik Robert W. Marsik, President (Principal Executive and Financial Officer)

DATE: February 27, 2007