Form 10KSB
period 2006-05-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2007-03-07
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORTUNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2006

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________.

Commission file number: 0-17284

Mercari Communications Group, Ltd.
(Exact name of small business issuer in its charter)

Colorado	84-1085935
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

1005 East Cobblestone Drive, Highlands Ranch, CO                      80126
(Address of principal executive offices)                                           (Zip code)

Registrant’s telephone number, including area code:   (303) 791-3888

Securities registered pursuant to section 12 (b) of the Act:   None

Securities registered pursuant to section 12 (g) of the Act:

Common stock, $0.00001 Par Value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 on 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      [   ]           NO  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      [X]           NO  [   ]

State issuer’s revenues for its most recent fiscal year. The Issuer had no revenue during its most recent fiscal year.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed with reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: the aggregate market value of the voting and non-voting common stock held by non-affiliates as of May 31, 2006 is not possible to determine, as there is no reported public or other market for the common stock or other common equity of the Issuer.

State the number of shares outstanding for each of registrant’s classes of common equity, as of the latest practicable date: As of May 31, 2006 and February 28, 2007, there were 1,062,897 shares of Issuer’s common stock outstanding. No other class of equity securities is issued or outstanding.

Transition Small Business Disclosure Format:     Yes      [   ]            NO  [X]

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated:  None

     Transitional Small Business Disclosure Format     Yes    [   ]     No  [X]

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

     On April 20, 1989 the Company called all outstanding Series A Warrants for redemption on June 16, 1989. There were 3,137,720 Series A Warrants exercised for total gross proceeds of $32,101. All remaining Series A Warrants expired following the “warrant call”.

     The Company ceased all operations in early 1990 and was dormant until 2001.

     On December 10, 2000 one person who had been a director in 1990 (the other directors had resigned) and two unaffiliated businessmen created a new business plan for the Company and appointed new officers and two new directors for the purpose of implementing the new plan. The new business plan primarily provided for the “clean up” of the Company and for filing of all delinquent reports with the Colorado Secretary of State, the United States Securities and Exchange Commission and the Internal Revenue Service and restructuring the balance sheet and the capital structure. The purpose of these actions is to allow the Company to then acquire an operating privately owned business, through a reverse merger or other transaction, with assets, revenues and earnings that intends to become a publicly owned corporation.

     In December, 2001 the Board of Directors approved the cancellation of 203,250,000 shares previously issued to twenty-one people who had each entered into an agreement with the Company, and with the underwriter for the Company, which required them to each cancel seventy-five percent (75%) of the stock they held if the Company did not meet certain revenue levels within three years from the date of the IPO. The Company did not meet those revenue levels before the Company ceased operations and the shares were thus subject to cancellation. The Board of Directors also authorized the purchase of 758,975,280 restricted common shares at par value by the three Directors for $7,590 in cash and services. Following the cancellation and the purchase there were 950,000,000 common shares issued and outstanding.

     The directors then proceeded to cause the Company to become current in its reporting obligations under the Securities Exchange Act of 1934, and to complete other delinquent filings.

     At a special meeting of shareholders of the Company held August 3, 2004, the shareholders of the Company approved a Plan of Recapitalization pursuant to which a 900-into-1 reverse stock split of all the Company’s outstanding common stock was effected. As a result of the reverse stock split, the number of outstanding common shares was reduced from 950,000,000 to 1,062,897. All references to the Company’s common stock in the balance of this Report have been restated to reflect the reverse stock split. At the shareholders meeting, the shareholders also authorized the Board of Directors to change the name of the corporation by amending the Articles of Incorporation at such time as the Company completes an acquisition transaction with another business entity. Finally, shareholders also approved a “quasi-reorganization” pursuant to which the balance sheet of the Company was adjusted, effective March 1, 2004, the first day of the fourth fiscal quarter, to eliminate accumulated deficit incurred through 1990 and to reduce additional paid-in capital and adjust shareholder equity to more accurately reflect that the financial condition of the Company following its reactivation in 2001.

     In March 2004 the Company entered into a consulting agreement with an unrelated consulting firm under which the Company engaged the consultant to serve as the Company’s exclusive placement agent and investment banker (i) to assist the Company to seek and evaluate potential acquisition or merger target businesses; and (ii) to advise the Company in evaluating and revising its capital structure in connection with any acquisition transaction. In the agreement the Company agreed to compensate the consultant by paying a cash financing fee equal to seven percent (7%) of the gross proceeds from each transaction completed or commenced during the term of the agreement. A “transaction” for purposes of the agreement included a merger, business combination or reorganization, acquisition and/or purchase of all or substantially all of the securities or stock or assets of another company or any similar transaction or combination thereof. The financing fee and the consultant’s out-of-pocket expenses were to be payable only upon completion of such a transaction. In the Consulting Agreement, the Company agreed to make all filings necessary to remain current under the Securities Exchange Act of 1934, as amended, and to effect the reverse stock split.

     In 2004 the Company’s President, Robert W. Marsik, borrowed $50,000 from an unrelated third party introduced by the consultant. Mr. Marsik contributed the funds to the Company as additional capital. The Company has used a portion of the proceeds of capital to pay amounts owed by the Company to its auditors and legal counsel and to pay costs of the Company incurred in connection with preparing and filing required reports under the Securities Exchange Act of 1934, as amended, and to maintain the Company as current in its filing obligations under that Act, and expenses incurred in connection with holding a special meeting of shareholders to approve the reverse share split and other matters.

     Mr. Marsik’s loan was due March 9, 2006. As security for payment of the note, Mr. Marsik and the other two directors of the Company had pledged a total of 533,083 shares of Company common stock owned by them to an affiliate of the lender as an accommodation pledge. Effective as of May 31, 2006 the Consulting Agreement was terminated and the loan to Mr. Marsik and the pledges of shares were cancelled by the parties.

     Beginning in 2002, the Company, acting through its president, began to seek one or more privately-owned business which would be interested in an acquisition by or of the Company.

     Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. Due to our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     Mercari is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. Mercari does not plan to raise additional capital at the present time.

     The manner in which Mercari participates in an acquisition opportunity will depend upon the nature of the opportunity, the respective needs and desires of Mercari and the merger or acquisition candidate, and the relative negotiating strength of Mercari and such merger or acquisition candidate. The exact form or structure of Mercari's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. Mercari’s participation may be structured as an asset purchase, a lease, a license, a joint venture, a partnership, a merger, an acquisition of securities, or another arrangement. Through May 31, 2006, the end of its most recent fiscal year, the Company had not found any acceptable acquisition candidate.

RISK FACTORS

     In addition to the other information contained in this Report, Mercari is subject to a number of risks, including those set forth below.

     No Recent Operating History. Since 2000, Mercari has engaged in minimal operations and has conducted only organizational business, except to become current in reporting with the SEC and other regulatory offices with the intention to acquire, or to be acquired by, an operating privately-owned business. There can be no assurance that our activities will be profitable. As of the date of this Report, Mercari has not entered into any arrangement to participate in any business ventures or purchase any products.

     No Assets. Mercari has no material assets as of the date hereof. Any business activity that we may undertake may require substantial capital.

     Speculative Nature of Company’s Proposed Operations. The success of Mercari's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the companies with which we may merge or which it acquires. While management intends to seek an acquisition of privately held entities with established operating histories, there can be no assurance that Mercari will be successful in locating an acquisition candidate meeting such criteria. In the event Mercari completes a merger or acquisition transaction, of which there can be no assurance, the success of Mercari's operations will be dependent upon management of the successor firm and numerous other factors beyond Mercari's control. Mercari anticipates that it will seek to merge with or acquire an existing business. After a business combination has been completed, the surviving entity would be Mercari, however, management from the acquired entity will operate Mercari.

     Securities are Not Publicly Traded. Mercari’s shares are not publicly traded and there is no assurance that a public market for Mercari shares will develop.

     Dilution in Acquisition Transaction. Mercari’s plan of operation is based upon a merger with or acquisition of a private concern, which in all likelihood would result in Mercari issuing securities to shareholders of any such target concern. The issuance of previously authorized and unissued common stock of Mercari will result in substantial dilution to present and prospective shareholders of Mercari, which will result in a change in control or management of Mercari.

     Dependence on Management; Limited Participation of Management. The success of Mercari will largely be dependent upon the active participation of Robert W. Marsik, Mercari’s President, Chief Financial Officer and a Director. Mr. Marsik has limited experience in the business in which Mercari proposes to engage and, accordingly, Mercari may obtain outside professionals to assist Mercari to evaluate potential opportunities or business acquisitions. Mr. Marsik has other full time employment and will be available to participate in management decisions only on a part time or as needed basis. Mr. Marsik devotes less than 1% of his time to the business affairs of Mercari, and may be inadequate to properly attend to its business. Mr. Marsik will not be compensated.

     Impact of Limited Time Devoted to Mercari. Opportunities available to Mercari for mergers or acquisitions may be lost or delayed as a result of the limited amount of time devoted to Mercari by management. As a result, an acquisition or merger may never take place.

     No Business Plan. Mercari has not identified the business opportunities in which it will attempt to obtain an interest. Mercari therefore cannot describe the specific risks presented by such business.

     Rights of Dissenting Shareholders. A shareholder of Mercari would have the right to dissent under Colorado law to any statutory plan of merger or consolidation to which Mercari is a party or types of other corporate reorganizations which require shareholder approval.

     No Agreement for Business Combination or Other Acquisition Transaction. Mercari has no arrangement, agreement or understanding with respect to engaging in a merger with, or acquisition of, any entity private or public. There can be no assurance Mercari will be successful in identifying and evaluating suitable merger or acquisition candidates or in concluding a merger or acquisition transaction. Management has not identified any specific business within an industry for evaluation by Mercari. There is no assurance Mercari will be able to negotiate a merger or acquisition on favorable terms.

     Issuance of Additional Shares. Only 1,062,897 shares of common stock of the 950,000,000 authorized shares of common stock of Mercari have been issued. The Board of Directors has the power to issue all unissued shares without shareholder approval. Mercari may issue additional shares of common stock pursuant to a merger with a private corporation or in another type of acquisition transaction. Mercari could in the future issue shares to acquire products, properties or businesses, or for other corporate purposes.

     Lack of Public Market for Securities. Although our common stock is not traded on any public market, and no market exists for our shares and there is no assurance that a regular trading market will develop or if developed, that it will be sustained.

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

ITEM 4 SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

     No meeting of shareholders of the Company was held during the fiscal year ended May 31, 2006.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

(a)   Market Information.

     No public market for the common stock of the Company existed as of the date of this report, nor for more than the last five years. Any public market which previously existed for the common stock ceased when the business operations were discontinued in August 1990.

Outstanding shares and shareholders

(b)    Holders.

     As of the end of each of the last two fiscal years, the Company had outstanding, or committed for issuance, 1,062,897 shares, held of record by approximately 135 holders.

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

Plan of Operations

     The Company had no operations from 1990 through 2006. The Company is a development stage business, which intends to acquire or be acquired by a United States or foreign based business which is privately owned and wishes to become a publicly owned business. The Company intends to remain current in its state and federal filing obligations, and is current in its reporting obligations under the Securities Exchange Act of 1934, as amended. The Company is now actively seeking one or more acquisition candidates.

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

ITEM 7 FINANCIAL STATEMENTS

     The following financial statements of the Company are included in Item 7:

INDEPENDENT AUDITOR’S REPORT

Mercari Communications Group, Ltd.
(A Development Stage Company)

     We have audited the accompanying balance sheets of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2006 and 2005, and the related statements of operations and cash flows for the two years ended May 31, 2006, and the cumulative period from March 1, 2004 (inception of development stage) to May 31, 2006, and the statement of stockholders’ equity for the period from December 30, 1987 (inception) to May 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2006 and 2005, and the results of its operations and its cash flows for the two years ended May 31, 2006, and the cumulative period from March 1, 2004 (inception of development stage) to May 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison Hill & Co. Certified Public Accountants

Salt Lake City, Utah
February 10, 2007

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	May 31,
	2006	2005
Current Assets
Cash	$ 1,071	$ 3,767
Cash in Escrow	62	3,186

Total Current Assets	1,133	6,953

Total Assets	$ 1,133	$ 6,953

Current Liabilities:
Accounts Payable & Accrued Liabilities	$ 2,100	$ 192
Shareholder Loans	2,350	2,350

Total Current Liabilities	4,450	2,542

Total Liabilities	4,450	2,542

Stockholders’ Equity:
Common Stock, Par value $.00001
Authorized 950,000,000 shares,
Issued 1,062,897 shares at May 31, 2006 and 2005	10	10
Paid-In Capital	36,134	36,134
Retained deficit (prior to quasi reorganization)	—	—
Deficit accumulated during the
development stage (prior to quasi reorganization)	—	—
Deficit accumulated during the
development stage since March 1, 2004
in connection with quasi reorganization	(39,461)	(31,733)

Total Stockholders’ Equity	(3,317)	4,411

Total Liabilities and
Stockholders’ Equity	$ 1,133	$ 6,953

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the year ended May 31,		Cumulative since March 1, 2004 Inception of development
	2006	2005	stage
Revenues:	$ —	$ —	$ —

Expenses:
General and administrative	7,728	19,302	39,461

Net Income	$ (7,728)	$ (19,302)	$ (39,461)

Basic & Diluted Earnings Per Share	$ (0.01)	$ (0.02)

Weighted Average Shares	1,062,897	1,062,897

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2006

	Common Stock		Common Stock	Paid-In	Retained	Deficit Accumulated Since August 31, 2001 Inception of Development Stage (Prior to quasi	Deficit Accumulated Since March 1, 2004 Inception of Development Stage (Since quasi
	Shares	Par Value	to be Issued	Capital	Deficit	reorganization)	reorganization)
Balance at December 30, 1987
(inception)	—	$ —	$ —	$ —	$ —	$ —	$ —

Stock issued for cash - $.00001/sh	271,000,000	2,710	—	—	—	—	—
Stock issued for cash - $.0001/sh	8,000,000	80	—	720	—	—	—
Stock issued for cash - $.0025/sh	8,000,000	80	—	19,920	—	—	—
Offering costs	—	—	—	(500)	—	—	—
Net loss	—	—	—	—	(62,639)	—	—

Balance at May 31, 1988	287,000,000	2,870	—	20,140	(62,639)	—	—
August 2004 - 900:1 Reverse
Stock split	(286,673,769)	(2,867)	—	2,867	—	—	—

Restated Balance at May 31, 1988	326,231	3	—	23,007	(62,639)	—	—

Stock issued for cash - $.0001/sh	1,667	—	—	150	—	—	—
Stock issued for cash - $.01/sh	86,263	1	—	776,370	—	—	—
Offering costs	—	—	—	(126,353)	—	—	—
Stock issued for cash - $.01/sh	3,150	—	—	28,354	—	—	—
Net loss	—	—	—	—	(501,740)	—	—

Balance at May 31, 1989	417,311	4	—	701,528	(564,379)	—	—

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2006

	Common Stock		Common Stock	Paid-In	Retained	Deficit Accumulated Since August 31, 2001 Inception of Development Stage (Prior to quasi	Deficit Accumulated Since March 1, 2004 Inception of Development Stage (Since quasi
	Shares	Par Value	to be Issued	Capital	Deficit	reorganization)	reorganization)
Balance at May 31, 1989	417,311	$ 4	$ —	$ 701,528	$ (564,379)	$ —	$ —

Stock issued for cash -
$.0125/share	336	—	—	3,778	—	—	—
Stock issued for debt -
$.004/share	27,778	—	—	103,355	—	—	—
Net loss	—	—	—	—	(3,355)	—	—
Write-off of assets	—	—	—	—	(351,366)	—	—

Balance at May 31, 1990	445,425	4	—	808,661	(919,100)	—	—

Balance at May 31, 2001	445,425	4	—	808,661	(919,100)	—	—

December 17, 2001 shares
to be cancelled	(225,833)	—	(2)	2	—	—	—
December 17, 2001 shares
to be issued	843,305	—	8	7,582	—	—	—
Capital contributed by
shareholders	—	—	—	7,677	—	—	—
Net loss	—	—	—	—	—	(18,675)	—

Balance at May 31, 2002	1,062,897	4	6	823,922	(919,100)	(18,675)	—

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2006

	Common Stock		Common Stock	Paid-In	Retained	Deficit Accumulated Since August 31, 2001 Inception of Development Stage (Prior to quasi	Deficit Accumulated Since March 1, 2004 Inception of Development Stage (Since quasi
	Shares	Par Value	to be Issued	Capital	Deficit	reorganization)	reorganization)
Balance at May 31, 2002	1,062,897	$ 4	$ 6	$ 823,922	$ (919,100)	$ (18,675)	$ —

Cancellation of shares previously
authorized	—	(2)	2	—	—	—	—
Issuance of shares previously
authorized	—	8	(8)	—	—	—	—
Net loss	—	—	—	—	—	(6,478)	—

Balance at May 31, 2003	1,062,897	10	—	823,922	(919,100)	(25,153)	—

Expired accounts payable
reclassified to paid-in capital	—	—	—	110,435	—	—	—
Capital contributed by shareholder	—	—	—	50,000	—	—	—
Net loss (prior to quasi
reorganization)	—	—	—	—	—	(8,970)	—
Quasi-reorganization effective
March 1, 2004	—	—	—	(953,223)	919,100	34,123	—
Net loss (since quasi organization)	—	—	—	—	—	—	(12,431)

Balance at May 31, 2004	1,062,897	10	—	31,134	—	—	(12,431)

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2006

	Common Stock		Common Stock	Paid-In	Retained	Deficit Accumulated Since August 31, 2001 Inception of Development Stage (Prior to quasi	Deficit Accumulated Since March 1, 2004 Inception of Development Stage (Since quasi
	Shares	Par Value	to be Issued	Capital	Deficit	reorganization)	reorganization)
Balance at May 31, 2004	1,062,897	$ 10	$ —	$31,134	$ —	$ —	$(12,431)
Capital contributed by shareholder	—	—	—	5,000	—	—	—
Net loss	—	—	—	—	—	—	(19,302)

Balance at May 31, 2005	1,062,897	10	—	36,134	—	—	(31,733)

Net loss	—	—	—	—	—	—	(7,728)

Balance at May 31, 2006	1,062,897	$ 10	$ —	$36,134	$ —	$ —	$(39,461)

The accompanying notes are an integral part of these financial statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the years ended May 31,		Cumulative Since March 31, 2004 Inception of Development
	2006	2005	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(7,728)	$(19,302)	$(39,461)
(Increase) Decrease in Prepaid Expenses	—	3,500	—
Increase (Decrease) in Accounts Payable	1,908	(1,436)	(16,866)

Net Cash Used in operating activities	(5,820)	(17,238)	(56,327)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	—	—	—

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from shareholder loans	—	1,800	2,350
Cash contributed by shareholders	—	5,000	55,000

Net Cash Provided by financing activities	—	6,800	57,350

Net (Decrease) Increase in
Cash and Cash Equivalents	(5,820)	(10,438)	1,023
Cash and Cash Equivalents
at Beginning of Period	6,953	17,391	110

Cash and Cash Equivalents
at End of Period	$ 1,133	$ 6,953	$ 1,133

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ —	$ —	$ —
Franchise and income taxes	$ —	$ —	$ —

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

Nature of Operations and Going Concern

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Mercari Communications Group, Ltd. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

     Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $39,461 for the period from March 1, 2004 (inception of development stage) to May 31, 2006, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

     These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

     The Company has no products or services as of May 31, 2006. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Income Taxes

     The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.” SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Loss per Share

     Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for May 31, 2006 and 2005 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 2 — INCOME TAXES

     As of May 31, 2006, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $39,461 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2006	2005
Net Operating Losses	$ 5,919	$ 4,760
Valuation Allowance	(5,919)	(4,760)

	$ —	$ —

     The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2006	2005
Provision (Benefit) at US Statutory Rate	$ 1,159	$ 2,895
Increase (Decrease) in Valuation Allowance	(1,159)	(2,895)

	$ —	$ —

     The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

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

NOTE 4 — COMMITMENTS

     As of May 31, 2006 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

     On August 3, 2004, the Company authorized a 900 to 1 reverse stock split of the Company’s common stock. The reverse stock split reduced the number of outstanding common shares from 950,000,000 to 1,062,897. All references to the Company’s common stock in the financial statements have been restated to reflect the reverse stock split.

NOTE 6 — CONTINGENT LIABILITIES

     At May 31, 2003, the Company had $120,471 in current liabilities. The Company believes that $110,435 of these liabilities were unpaid obligations of the Company when operations ceased in August of 1990. The Company believes none of such claims would be collectible by creditors, as the statute of limitations applicable to collection of such commercial debt has expired under the Colorado Revised Statute 13-80-101, which limits the collection of commercial debt to six years from the date the last payment was made. During the year ended May 31, 2004, and as part of a quasi reorganization, the Company reclassified the $110,435 of expired liabilities to paid-in capital.

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

     (b)     Changes in Internal Controls

     Based on his evaluation as of May 31, 2006, there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9 DIRECTORS EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report:

Director’s Name	Age	Position
Thomas A. Higgins	57	Chairman
Robert W. Marsik	60	President and Secretary
Allan Bergenfield	64	Director

     No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee past the current term of office.

     Officers hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting immediately following the shareholders’ annual meeting and hold office until their death or until they earlier resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment of executive officers, all of whom serve on an “at will” basis.

     The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The Company has no such committees because of its relative inactivity and limited financial resources. The Board will meet periodically throughout the year as necessity dictates. During each fiscal year from 2001 through May 31, 2006 there was one meeting of the Board of Directors, by telephone.

Executive Profiles

     Robert W. Marsik; Chief Executive Officer, President and Secretary— Mr. Marsik has been a director since 2000. Since October 2004, Mr. Marsik has been Finance Manager at Burt Kuni Honda, Englewood, Colorado. From June 2002 until September 2004 he was employed as a car salesman for Cush Honda in Escondido California. For five years prior, he was an independent business broker with a small merger and acquisition firm in Irvine California and was Chief Executive Officer, President, Vice President and Director for numerous public companies over the last twenty years. Presently, he is a director and officer of the Company only. He successfully assisted with several IPO, secondary and warrant exercise offerings for the companies he was involved in and has merger and acquisition experience with several public companies.

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

     Thomas A. Higgins; Chairman — Mr. Higgins has been a director since inception. For the past five years Mr. Higgins has been self employed in the home improvement industry and in 2002 started Superior Products Company, which sells home improvement products in the Denver, Colorado market area. Mr. Higgins received a Bachelor of Arts degree from Drake University in 1971 and a Masters of Public Administration degree from the University of Colorado in 1974.

ITEM 10 EXECUTIVE COMPENSATION

     No compensation was paid to the Board of Directors or to Executive Officers of the Company in their capacities as such, or for any other purpose between December 2000, and the date of this report, and no cash compensation is anticipated to be paid at any time in the immediate future to any member of the Board, or to any executive officer, or other employee.

Employment Agreements or Other Compensation Arrangements:    None.

ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
AND MANAGEMENT

     Based upon information provided to the Company by its transfer agent, the following table sets forth, as of May 31, 2006 and February 28, 2007, the shares of common stock owned by each director, by directors and executive officers as a group and by each person known by the Company to own more than 5 % of the outstanding common stock.

Name and Address of Beneficial Owners Directors	# of Shares Owned(1)	Percent
Thomas A. Higgins	263,889	25.0
1005 East Cobblestone Dr.
Highland Ranch, CO 80126

Robert W. Marsik	561,917	52.2
6353 Vacquero Drive
Castle Rock, CO 80108

Allan Bergenfield	44,445	4.2
548 Longhorn Crescent
Rockville, MD 20850

All Executive Officers and
Directors as a Group
(3 persons)	860,251	81.4

(1)	Based upon 1,062,897 shares of common stock issued and outstanding and reflects a 900-into-one reverse stock split adopted by shareholders August 3, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The use of office space, telephone services and office supplies consumed by the Company are provided without cost by Thomas Higgins, Chairman, and Robert W. Marsik, President.

     In 2004 and 2005 Mr. Marsik loaned a total of $2,350 to the Company, which was used to satisfy Company obligations for which other resources were not available. The loans have not been repaid, are noninterest bearing and are not represented by notes or other written documentation.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

     (a)     The following documents are filed as part of this report.

1.      Financial Statements

2.      Financial Statement Schedules

     None.

3.      Exhibits

     The following exhibits are included as part of this report:

Exhibit Number	Title of Document
3.1	Articles of Incorporation.
3.2	Bylaws of the Registrant
3.3	Plan of Recapitalization adopted August 4, 2005.
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          There were no reports filed on Form 8-K during the year ended May 31, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

          The firm of Robison Hill & Company has acted as independent auditor for the Company for each of the fiscal years ended May 31, 2001 through 2006. The Independent Auditors’ Report on the financial statements of the Company for each of the last four fiscal years each raised substantial doubt about the Company’s ability to be a going concern and each report indicated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has had no disagreements with its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

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

	Year Ended May 31, 2006	Year Ended May 31, 2005
Audit Fees	$2,805	$8,726
Tax Fees	75	74
All Other Fees	-0-	-0-

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

          Because the Company has no audit committee of its Board of Directors, directors pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

          The Board of Directors, acting as the Audit Committee, pre-approved 100% of the Company’s 2006 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD. By /s/ Robert W. Marsik Robert W. Marsik, President (Principal Executive and Financial Officer)

Dated: March 7, 2007

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 7th day of March 2007.

Signatures		Title

/s/ Thomas A. Higgins		Chairman
Thomas A. Higgins

/s/ Robert W. Marsik		President
Robert W. Marsik

/s/ Allan Bergenfield		Director
Allan Bergenfield

13