Form 10QSB
period 2006-08-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2007-03-12
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: August 31, 2006 - 1,062,897

Transitional Small Business Disclosure Format.    Yes  [  ]     No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited) August 31, 2006	May 31, 2006
ASSETS
Current Assets
Cash	$ 1,053	$ 1,071
Cash in Escrow	16	62

Total Assets	$ 1,069	$ 1,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable & Accrued Liabilities	$ 2,100	$ 2,100
Shareholder Loans	2,350	2,350

Total Liabilities	4,450	4,450

Stockholders’ Equity
Common stock, par value $.00001,
Authorized 950,000,000 shares,
Issued 1,062,897 shares at August 31, 2006
and May 31, 2006	11	11
Paid-In Capital	36,133	36,133
Deficit accumulated during the development stage
Since March 1, 2004 in connection with
Quasi reorganization	(39,525)	(39,461)

Total Stockholders’ Equity	(3,381)	(3,317)

Total Liabilities and Stockholders’ Equity	$ 1,069	$ 1,113

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	(Unaudited) For the three months ended August 31,		Cumulative since March 1, 2004 Inception of development
	2006	2005	stage
Revenues:	$ —	$ —	$ —

Expenses:	64	1,358	39,525

Net Income (Loss)	$ (64)	$ (1,358)	$ (39,525)

Basic & Diluted Loss Per Share	$ —	$ —

Weighted Average Shares	1,062,897	1,062,897

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	(Unaudited) For the Three Months ended August 31,		Cumulative since March 1, 2004 Inception of Development
	2006	2005	stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (64)	$(1,358)	$(39,525)
Increase (Decrease) in Accounts Payable	—	(192)	(16,866)

Net Cash Used in operating activities	(64)	(1,550)	(56,391)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	—	—	—

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from shareholder loans	—	—	2,350
Cash contributed by shareholders	—	—	55,000

Net cash provided by financing activities	—	—	57,350

Net (Decrease) Increase in
Cash and Cash Equivalents	(64)	(1,550)	959
Cash and Cash Equivalents
at Beginning of Period	1,133	6,953	110

Cash and Cash Equivalents
at End of Period	$ 1,069	$ 5,403	$ 1,069

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ —	$ —	$ —
Franchise and income taxes	$ —	$ —	$ —

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

Interim Reporting

     The unaudited financial statements as of August 31, 2006 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

     The Company has no products or services as of August 31, 2006. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

     Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents at August 31, 2006 and 2005 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 — INCOME TAXES

     As of May 31, 2006, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $39,461 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 2 — INCOME TAXES (continued)

	2006	2005
Net Operating Losses	$ 5,919	$ 4,760
Valuation Allowance
	(5,919)	(4,760)

	$ —	$ —

     The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2006	2005
Provision (Benefit) at US Statutory Rate	$ 1,159	$ 2,895
Increase (Decrease) in Valuation Allowance
	(1,159)	(2,895)

	$ —	$ —

     The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

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

NOTE 4 — COMMITMENTS

     As of August 31, 2006 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Item 2.      Management’s Discussion and Analysis or Plan of Operation.

General — This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-KSB for the year ended May 31, 2006.

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

     (b)    Changes in Internal Controls

     Based on his evaluation as of August 31, 2006, there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     The Company did not file a report on Form 8-K during the three months ended August 31, 2006.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD. (Registrant) By /s/ Robert W. Marsik Robert W. Marsik, President (Principal Executive and Financial Officer)

DATE: March 9, 2007