Form 10QSB
period 2007-02-28
MERCARI COMMUNICATIONS GROUP LTD
filed 2007-03-22
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: February 28, 2007 - 1,062,897

Transitional Small Business Disclosure Format.    Yes  [  ]     No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited) February 28, 2007	May 31, 2006
ASSETS
Current Assets
Cash	$ —	$ 1,071
Cash in Escrow	8,381	62

Total Assets	$ 8,381	$ 1,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts Payable & Accrued Liabilities	$ —	$ 2,100
Shareholder Loans	—	2,350
Notes Payable	20,000	—

Total Liabilities	20,000	4,450

Stockholders’ Equity
Common stock, par value $.00001,
Authorized 950,000,000 shares,
Issued 1,062,897 shares at February 28, 2007
and May 31, 2006	11	11
Paid-In Capital	37,873	36,133
Deficit accumulated during the development stage
Since March 1, 2004 in connection with
Quasi reorganization	(49,503)	(39,461)

Total Stockholders’ Equity	(11,619)	(3,317)

Total Liabilities and Stockholders’ Equity	$ 8,381	$ 1,133

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	(Unaudited) For the three months ended February 28,		(Unaudited) For the nine months ended February 28,		Cumulative since March 1, 2004 Inception of development
	2007	2006	2007	2006	stage
Revenues:	$ —	$ —	$ —	$ —	$ —

Expenses:	9,695	1,156	10,042	6,187	49,503

Net Income (Loss)	$ (9,695)	$ (1,156)	$ (10,042)	$ (6,187)	$(49,503)

Basic & Diluted Loss Per Share	$ (0.01)	$ —	$ (0.01)	$ —

Weighted Average Shares	1,062,897	1,062,897	1,062,897	1,062,897

See accompanying notes

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	(Unaudited) For the Nine Months ended February 28,		Cumulative since March 1, 2004 Inception of Development
	2007	2006	stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(10,042)	$(6,187)	$(49,503)
Increase (Decrease) in Accounts Payable	(2,100)	1,908	(18,966)

Net Cash Used in operating activities	(12,142)	(4,279)	(68,469)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	—	—	—

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from shareholder loans	—	—	2,350
Payments on shareholder loans	(610)	—	(610)
Proceeds from loans	20,000	—	20,000
Cash contributed by shareholders	—	—	55,000

Net cash provided by financing activities	19,390	—	76,740

Net (Decrease) Increase in
Cash and Cash Equivalents	7,248	(4,279)	8,271
Cash and Cash Equivalents
at Beginning of Period	1,133	6,953	110

Cash and Cash Equivalents
at End of Period	$ 8,381	$ 2,674	$ 8,381

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ —	$ —	$ —
Franchise and income taxes	$ —	$ —	$ —

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

Interim Reporting

     The unaudited financial statements as of February 28, 2007 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

     The Company has no products or services as of February 28, 2007. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

     Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents at February 28, 2007 and 2006 and are thus not considered.

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

NOTE 4 — COMMITMENTS

     For all periods ending February 28, 2007 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

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

     In February 2007, the Company repaid $610 of the total shareholder loan due of $2,350, and the balance of the loan of $1,740 was forgiven and reclassified as paid-in capital.

NOTE 6 — NOTES PAYABLE

     On January 19, 2007, the Company borrowed $10,000 from each of two nonaffiliated lenders, and agreed to use the proceeds of the loans to pay legal, accounting and other expenses anticipated to be incurred by the Company in filing all reports and other filings required under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the notes, the Company has agreed to repay the loans within two business days after the date that the Company has become current with its reporting and other filing obligations under the Exchange Act. Each note is payable only by the issuance by the Company of 1.0 million shares of newly-issued, unregistered common stock of the Company. At February 28, 2007, the total amount due on these notes was $20,000. The Company believes that it will be current at the time this report is filed and the shares will be delivered at that time.

NOTE 7 — QUASI REORGANIZATION

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

Item 2.      Management’s Discussion and Analysis or Plan of Operation.

General — This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and other information in the Company’s annual report on Form 10-KSB for the year ended May 31, 2006.

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

Liquidity and Capital Resources

     The Company requires working capital principally to fund its current operations. There are no commitments from banks or other lending sources for lines of credit or similar short-term borrowing, but the Company has been able to obtain additional capital required from its directors. From time to time in the past, required short-term borrowing have been obtained from a principal shareholder or other related entities. As of February 28, 2007, all such advances from shareholders and related parties have been repaid or forgiven.

     In January we borrowed $20,000 from two unaffiliated lenders and agreed to use the proceeds of the loans to pay outstanding obligations and as required to bring the Company current in its reporting obligations under the Securities Exchange Act of 1934, as amended. We plan to repay these loans by issuing 1.0 million shares to each lender. In order to complete any acquisition, the Company may be required to supplement its available cash and other liquid assets with proceeds from borrowings, the sale of additional securities, including the private placement of restricted stock and/or a public offering, or other sources. There can be no assurance that any such required additional funding will be available or favorable to the Company.

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

     (b)    Changes in Internal Controls

     Based on his evaluation as of February 28, 2007, there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     None.

Item 5.      Other Information

     None.

Item 6.      Exhibits and Reports on Form 8-K

     On January 19, 2007, the Company filed a report on Form 8-K, reporting under Item 1.01, Entry Into a Material Definitive Agreement, and under Item 3.02, Unregistered Sales of Equity Securities.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD. (Registrant) By /s/ Robert W. Marsik Robert W. Marsik, President (Principal Executive and Financial Officer)

DATE: March 21, 2007