Form 10KSB
period 2007-05-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2007-09-04
CIK 835662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  May 31, 2007
OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number: 0-17284

Mercari Communications Group, Ltd.
                    (Exact name of small business issuer in its charter)

Colorado	84-1085935
(State or other jurisdiction of	( I.R.S. employer
incorporation or organization)	identification number)

2525 East Cedar Avenue, Denver, CO	80209
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (303) 623-0203
Securities registered pursuant to section 12 (b) of the Act: None
Securities registered pursuant to section 12 (g) of the Act:

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

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed with reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: the aggregate value of the voting and non-voting common stock held by non-affiliates as of May 31, 2007 is not possible to determine, as there is no reported public market for the common stock or other common equity of the Issuer.

State the number of shares outstanding for each of registrant’s classes of common equity, as of the latest practicable date: As of August 10, there were 4,062,897 shares of Issuer’s common stock outstanding. No other class of equity securities is issued or outstanding.

Transition Small Business Disclosure Format: Yes [   ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [X ]   No [   ]

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None

TABLE OF CONTENTS

PART I

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Item 6. Management’s Discussion and Analysis or Plan of Operation

Item 7. Financial Statements Item 8. Change In and Disagreements With Accountants on Accounting and Financial Disclosure Item 8A.Controls and Procedures

Item 8B.Other Information

PART III

Item 9. Directors and Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12. Certain Relationships and Related Transactions, and Director Independence

Item 13. Exhibits

Item 14. Principal Accountant Fees and Services

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

     On April 20, 1989 the Company called all 96,819 outstanding Series A Warrants for redemption on June 16, 1989. There were 3,150 Series A Warrants exercised at an exercise price of $0.01 per share for gross proceeds of $28,354 and 336 Series A Warrants exercised @ $0.0125 for gross proceeds of $3,778, or total gross proceeds of $32,101. All remaining Series A Warrants expired following the “warrant call.”

       The Company ceased all operations in mid-year 1990 and was dormant until 2001.

     On December 10, 2000 one person who had been a director in 1990 (the other directors had resigned) and two unaffiliated businessmen created a new business plan for the Company and appointed new officers and two new directors for the purpose of implementing the new plan. The new business plan primarily provided for the “clean up” of the Company and for filing of all delinquent reports with the Colorado Secretary of State, the United States Securities and Exchange Commission and the Internal Revenue Service and restructuring the balance sheet and the capital structure. The purpose of these actions was to allow the Company to then acquire an operating privately owned business, through a reverse merger or other transaction, with assets, revenues and earnings and that intends to become a publicly owned corporation.

     On December 17, 2001 the three directors approved the cancellation of 225,833 shares previously issued to twenty-one people who in 1988 had each entered into an agreement with the Company, and with the underwriter for the Company, which required them to each cancel seventy-five percent (75%) of the stock they held if the Company did not meet certain revenue levels within three years from the date of the initial public offering. The Company did not meet those revenue levels before the Company ceased operations and the shares were therefore subject to cancellation. The Board of Directors also authorized the issuance of 843,305 restricted common shares at par value ($0.0001 per share) to the three directors for $7,589.75 in cash and services. Following the cancellation of the 225,833 and the purchase of 843,305, there were 1,062,897 common shares issued or committed and deemed to be outstanding. The directors then proceeded to cause the Company to become current in its reporting obligations under the Securities Exchange Act of 1934, and to complete other delinquent filings.

     Beginning in 2002, the Company, acting through its president, began to seek a privately-owned business which would be interested in an acquisition by or of the Company. Through May 31, 2007, the end of its most recent fiscal year, the Company had not found any acceptable acquisition candidate.

     In March 2004 the Company entered into a consulting agreement with an unrelated consulting firm under which the Company engaged the consultant to serve as the Company’s exclusive placement agent and investment banker (i) to assist the Company to seek and evaluate potential acquisition or merger target businesses; and (ii) to advise the Company in evaluating and revising its capital structure in connection with any acquisition transaction. In the Consulting Agreement, the Company agreed to promptly make all filings necessary to become current under the Securities Exchange Act of 1934, as amended, and to call a meeting of the Company’s shareholders for the purpose of approving a reverse stock split. The Consulting Agreement was terminated effective May 31, 2006.

     In 2004, the Company’s president, Robert W. Marsik, borrowed $50,000 from an unrelated third party introduced by the consultant. Mr. Marsik contributed the funds to the Company as additional capital. The Company used the proceeds of the capital contribution to pay amounts owed by the Company to its auditors and legal counsel and others and to pay costs of the Company incurred in connection with preparing and filing all required reports under the Securities Exchange Act of 1934, as amended, and to bring the Company current in its filing obligations under that Act, and expenses incurred in connection with holding a special meeting of shareholders to approve a reverse share split and other matters. Mr. Marsik and the other two directors of the Company pledged 533,083 shares of Company common stock owned by them to an affiliate of the lender as security for repayment of the loan to Mr. Marsik. In 2006 the lender released the pledged securities.

     As a result of a reverse stock split approved by shareholders in 2004, the number of outstanding common shares was reduced from 950,000,000 to 1,062,897. All references to the Company’s outstanding common stock in this Form 10-KSB have been restated to reflect the reverse stock split. At the shareholders meeting, the shareholders also authorized the Board of Directors to change the name of the corporation by amending the Articles of Incorporation at such time as the Company completes an acquisition transaction with another business entity. Finally, shareholders also approved a “quasi-reorganization” pursuant to which the balance sheet of the Company was adjusted, effective March 1, 2004, the first day of the fourth fiscal quarter, to eliminate accumulated deficit incurred through 1990 and to reduce additional paid-in capital and adjust shareholder equity to more accurately reflect that the financial condition of the Company following its reactivation in 2001.

     On April 23 and 24, 2007, the directors resigned and were replaced by two persons designated by the controlling shareholders.

ITEM 2 DESCRIPTION OF PROPERTY

     The principal executive offices of the Company are currently located at the home of the Company’s secretary, John P. Kanouff, 2525 East Cedar Avenue, Denver, Colorado 80209. The telephone number address is 303- 623-0302. The Company is receiving the use of this space without cost from Mr. Kanouff.

ITEM 3 LEGAL PROCEEDINGS

     No material legal proceedings to which the Company is a party or to which the Company’s property is subject is pending and no such material proceeding is known by management to be contemplated.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There has been no meeting of shareholders of the Company during the last two fiscal years.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

     No public market for the common stock of the Company existed as of the date of this report, nor for the last five years. Any public market which previously existed for the common stock ceased when the business operations were discontinued in August 1990.

Outstanding shares and shareholders

(b) Holders.

     As of July 31, 2007, there were 4,062,897 shares of common stock issued and outstanding held by approximately 136 shareholders of record on that date. There are no shares of preferred stock outstanding.

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

(e)   CUSIP Number.

        The CUSIP number for our $0.00001 par value common stock is 587572 30 6.

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSISOF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be reviewed in connection with the financial statements and management’s comments thereon set forth under this section and Item 7 below.

Plan of Operations

     The Company had no operations from 1990 through 2007. The Company is a development stage business, which intends to acquire a United States or foreign based business which is privately owned and wishes to become a publicly owned business. The Company is now current in its state and federal filing obligations, and is current in its reporting obligations under the Securities Exchange Act of 1934, as amended. The Company is now actively seeking one or more acquisition candidates.

     During each of the years since the Company was reactivated, the Company has had no revenue and has had losses approximately equal to the expenditures made to reactivate and meet filing and reporting obligations. We do not expect any revenue unless and until a business acquisition transaction is completed. Our expenses have been paid from capital contributions and advances from the three directors, and, in 2007, from the proceeds of loans and sales of common shares.

Liquidity and Capital Resources

     The Company requires working capital principally to fund its current operations, which briefly include continuing to remain current under the reporting obligations of the 1934 Act. There are no commitments from banks or other lending sources, including from officers and directors, for lines of credit or similar short-term borrowing, but the Company has in the past been able to obtain additional capital required from its directors. From time to time in years before 2006, required short-term borrowing have been obtained from a principal shareholder or other related entities.

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

     The Company’s business plan requires substantial funding from a public or private offering of its common stock in connection with a business acquisition, for which the Company has no commitments. The Company intends to actively pursue other financing or funding opportunities at such time as a business acquisition opportunity becomes available.

ITEM 7 FINANCIAL STATEMENTS

     The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreement with its accountants on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement.

ITEM 8a CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's President and the Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President and the Treasurer concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

(b) Changes in Internal Controls

     Based on their evaluation as of May 31, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8(b) OTHER INFORMATION

None. See summary of Reports on Form 8-K filed during 2007 in Item 13 below.

PART III

ITEM 9 DIRECTORS EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names and ages of all directors and executive officers of the Company as the end of the last fiscal year and on the date of this report:

Director’s Name	Age	Position	Date First Elected/Appointed

L. Michael Underwood	54	President and Director	March 21, 2007
John P. Kanouff	63	Secretary, Treasurer and Director	March 21, 2007

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

     The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The Company has no such committees because of its small size, relative inactivity and limited financial resources. The Board of Directors acts to make nominations of person to be considered for election or appointment as a director, a process considered to be acceptable for the Company, given its small size and limited activities.

     The Board of Directors will meet periodically throughout the year as the level of corporate activity dictates. During the years of 1990 through 1999 the Board held no meetings and there were no actions taken by unanimous consent. During each fiscal year from 2001 through May 31, 2006 there was one meeting of the Board of Directors, by telephone. During the fiscal year ended May 31, 2007, there were four meetings of the Board, all by unanimous written consent.

     On April 23, 2007, Thomas A. Higgins and Allan Bergenfield resigned as Directors of the Company. On April 24, 2007, Robert W. Marsik appointed Messrs. Underwood and Kanouff to fill the existing vacancies on the Board and then resigned as a Director of the Company and as President, Secretary and Treasurer of the Company.

Executive Profiles

     L. Michael Underwood.  During the past five years, Mr. Underwood’s principal occupation has been acting as the sole officer of LMU & Company (“LMUCO”), a Colorado corporation wholly owned by Mr. Underwood. LMUCO’s business consists of providing consulting services to businesses. Mr. Underwood is not currently a director of a publicly held entity.

     John P. Kanouff.  During the past five years, Mr. Kanouff’s principal occupation has been acting as the manager of Kanouff, LLC (“KLLC”), a Colorado limited liability company wholly owned by Mr. Kanouff. KLLC’s business consists of providing consulting services to businesses. From May to December of 2002, Mr. Kanouff was a registered representative with Sands Brothers & Co., Ltd., a member of the New York Stock Exchange; and from November of 2004, to July of 2006, Mr. Kanouff was a registered representative with US EURO Securities, Inc., a member of the National Association of Securities Dealers. Mr. Kanouff is not currently a director of a publicly held entity.

Audit Committee and Audit Committee Financial Expert

     The Company does not have a standing audit committee at the present time. Our board of directors has determined that the Company does not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

     We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee for this corporation can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the level of our business activity and the fact that we have generated no revenue from operations to date.

Section 16(a) Beneficial Ownership Compliance

     Based solely on our review of the copies of the Section 16(a) reports furnished to the Company, the Company considers that all Section 16(a) filing requirements applicable to the officers, directors, and holders of 10% of our outstanding common stock were timely met except that Thomas A. Higgins, an officer and director, and Allan Bergenfield, a director, were each late in filing one Form 4.

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

Employment Agreements or Other Compensation Arrangements: None.

ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

     Based upon information provided to the Company by its transfer agent, the following table sets forth, as of July 31, 2007, the shares of common stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5 % of the outstanding common stock.

Name and Address of Beneficial Owners Directors	# of Shares Owned(1)		Percent

John P. Kanouff	1,760,126	(2)	43.3%
2525 E. Cedar Ave.
Denver, CO 80209

L. Michael Underwood	1,760,126	(3)	43.3%
5 Eagle Point Ln
Castle Pines, CO 80108

Robert W. Marsik	216,000		5.3%
6353 Vacquero Drive
Castle Rock, CO 80108

All Executive Officers and
Directors as a Group
(2 persons)	3,736,252		86.7%

(1)	Based upon 4,062,897 shares of common stock issued and outstanding as of August 27, 2004.

(2)	The shares are owned by Kanouff, LLC, of which Mr. Kanouff is the sole owner and Manager.

(3)	The shares are owned by Underwood Family Partners, Ltd., of which Mr. Underwood is the General Partner and a beneficial owner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The office space, telephone and office supplies consumed by the Company through April 2007 were provided without cost by Thomas A. Higgins, who was then the Chairman, and Robert W. Marsik, who was then the President. Since May 1, 2007, such facilities and supplies have been provided by John P. Kanouff, Treasurer, without cost to the Company.

     On January 19, 2007, Kanouff, LLC, an entity owned and controlled by Mr. Kanouff and Underwood Family Partners, Ltd. an entity controlled by Mr. Sherwood, each loaned $10,000 to the Company and the Company agreed to use the proceeds of the loans in a manner consistent with bringing the Company current with its reporting obligations under the Securities Exchange Act of 1934, as amended. The two entities also loaned $35,000 to the three persons who were then the directors of the Company on January 19, 2007. The terms of the loans to the Company provided that they would be repaid once the Company was current in its reporting obligations by issuance of 1.0 million shares to each lending entity. The loan to the three individuals provided that it would be repaid when the Company’s loan was repaid, by transferring a total of 570,125 shares of common stock held by the three individuals to the two lending entities.

     On March 21, 2007, the Company repaid the loans by issuing 1.0 million shares to each lending entity. Also on that date, he three individuals repaid the loan and transferred 570,125 shares, one-half to each lending entity. As a result of the repayment of the three loans described above, a change in control of the Company occurred on or about march 21, 2007, as reported on form 8-K filed by the Company on that date.

     On June 18, 2007, the Company sold 500,000 shares of its common stock to Kanouff, LLC, of which John P. Kanouff is the sole owner, for $5,000. On that date the Company also sold 500,000 shares of its common stock to Underwood Family Partners, Ltd., of which L. Michael Underwood is the General Partner, for $5,000.

     As of the date of this report, we do not have in place any policies with respect to whether we will enter into agreements with related persons in the future.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report.

1	.	Financial Statements

Page
		Report of Robison, Hill & Co., Independent Certified Public Accountants	F-1
		Balance Sheets as of May 31, 2007 and 2006	F-3
Statement of Operations for the years ended May 31, 2007 and 2006
		and for the cumulative period from March 1, 2004 to May 31, 2007	F-4
Statement of Stockholders’ Equity for the
		Period from December 30, 1987 (inception) to May 31, 2007	F-5
Statement of Cash Flows for the years ended May 31, 2007 and 2006
		and for the cumulative period from March 1, 2004 to May 31, 2007	F-9
		Notes to Financial Statements	F-11

2.	Financial Statement Schedules None.

3.	Exhibits

The following exhibits are included as part of this report:

Exhibit
Number	Title of Document

3.1	Articles of Incorporation.*

3.2	Bylaws of the Registrant.*

3.3	Plan of Recapitalization adopted August 4, 2004.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

*	Incorporated by reference to such exhibits filed with Form 10-KSB for the fiscal year ended May 31,2006.

(b) Reports on Form 8-K.

     During the third and fourth fiscal quarters ended May 31, 2007, and through the date of their Report, the Company filed the following reports on Form 8-K:

               January 19, 2007 to report borrowing of $20,000 made by the Company and the issuance of two convertible promissory notes of the Company.

                    March 21, 2007 to report the issuance of 2,000,000 shares of its common stock and a change in control.

                    April 24, 2007 to report resignations of directors and officers and appointment of replacements.

                     June 18, 2007 to report the sale of 1,000,000 shares of its common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

     The firm of Robison Hill & Company has acted as independent auditor for the Company for the fiscal years ended May 31, 2001 through 2007. The Independent Auditors’ Report on the financial statements of the Company for each of the last four fiscal years each raised substantial doubt about the Company’s ability to be a going concern and each report indicated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has had no disagreements with its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

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

	Year Ended May 31, 2007		Year Ended May 31, 2006

Audit Fees	$4,442		$2,805
Tax Fees	75		75
All Other Fees	-0	-	-0	-

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

MERCARI COMMUNICATIONS GROUP, LTD.

By /s/ L. Michael Underwood
L. Michael Underwood, President
(Principal Executive)

By /s/ John P. Kanouff
John P. Kanouff
(Principal Financial Officer)

Dated: August 31, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of August 2007.

Signatures	Title

/s/ L. Michael Underwood
L. Michael Underwood	President

/s/ John P. Kanouff
John P. Kanouff	Secretary/Treasurer

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

Mercari Communications Group, Ltd. (A Development Stage Company)

     We have audited the accompanying balance sheets of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2007 and 2006, and the related statements of operations and cash flows for the two years ended May 31, 2007, and the cumulative period from March 1, 2004 (inception of development stage) to May 31, 2007, and the statement of stockholders’ equity for the period from December 30, 1987 (inception) to May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2007 and 2006, and the results of its operations and its cash flows for the two years ended May 31, 2007, and the cumulative period from March 1, 2004 (inception of development stage) to May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison Hill & Co Certified Public Accountants

Salt Lake City, Utah August 10, 2007

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	May 31,	2006
	2007

Current Assets
Cash	$-	$1,071
Cash in Escrow	-	62

Total Current Assets	-	1,133

Total Assets	$-	$1,133

Current Liabilities:
Accounts Payable & Accrued Liabilities	$2,825	$2,100
Shareholder Loans	-	2,350

Total Liabilities	2,825	4,450

Stockholders' Equity:
Common Stock, Par value $.00001
Authorized 950,000,000 shares,
Issued 3,062,897 shares at May 31, 2007 and	30	10
1,062,897 at May 31, 2006
Paid-In Capital	57,854	36,134
Deficit accumulated during the
development stage since March 1, 2004
in connection with quasi reorganization	(60,709)	(39,461)

Total Stockholders' Equity	(2,825)	(3,317)

Total Liabilities and
Stockholders' Equity	$-	$1,133

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD. (A Development Stage Company) STATEMENTS OF OPERATIONS

			Cumulative since March 1, 2004 Inception of development stage
	For the year ended
	May 31,	2006
	2007

Revenues:	$-	$-	$-

Expenses:
General and administrative	21,248	7,728	60,709

Net Income	$(21,248)	$(7,728)	$(60,709)

Basic & Diluted Earnings Per Share	$(0.01)	$(0.01)

Weighted Average Shares	1,517,692	1,062,897

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2007

			Common Stock to be Issued	Paid-In Capital	Retained Deficit	Deficit	Deficit Accumulated Since March 1, 2004 Inception of Development Stage (Since quasi
						Accumulated
						Since
						August 31, 2001
						Inception of
						Development
						Stage
	Common Stock					(Prior to quasi reorganization)
	Shares	Par Value					reorganization)

Balance at December 30, 1987
(inception)	-	$-	$-	$-	$-	$-	$-

Stock issued for cash - $.00001/sh	271,000,000	2,710	-	-	-	-	-
Stock issued for cash - $.0001/sh	8,000,000	80	-	720	-	-	-
Stock issued for cash - $.0025/sh	8,000,000	80	-	19,920	-	-	-
Offering costs	-	-	-	(500)	-	-	-
Net loss	-	-	-	-	(62,639)	-	-

Balance at May 31, 1988	287,000,000	2,870	-	20,140	(62,639)	-	-
August 2004 - 900:1 Reverse
Stock split	(286,673,769)	(2,867)	-	2,867	-	-	-

Restated Balance at May 31, 1988	326,231	3	-	23,007	(62,639)	-	-

Stock issued for cash - $.0001/sh	1,667	-	-	150	-	-	-
Stock issued for cash - $.01/sh	86,263	1	-	776,370	-	-	-
Offering costs	-	-	-	(126,353)	-	-	-
Stock issued for cash - $.01/sh	3,150	-	-	28,354	-	-	-
Net loss	-	-	-	-	(501,740)	-	-
Balance at May 31, 1989	417,311	4	-	701,528	(564,379)	-	-

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2007
(continued)

				Paid-In Capital	Retained Deficit	Deficit Accumulated Since	Deficit Accumulated Since March 1, 2004 Inception of Development Stage (Since quasi
						August 31, 2001
						Inception of Development Stage
			Common
	Common Stock		Stock			(Prior to quasi
	Shares	Par Value	to be Issued			reorganization)	reorganization)

Balance at May 31, 1989	417,311	$4	$-	$701,528	$(564,379)	$-	$-
Stock issued for cash -
$.0125/share	336	-	-	3,778	-	-	-
Stock issued for debt -
$.004/share	27,778	-	-	103,355	-	-	-
Net loss	-	-	-	-	(3,355)	-	-
Write-off of assets	-	-	-	-	(351,366)	-	-

Balance at May 31, 1990	445,425	4	-	808,661	(919,100)	-	-

Balance at May 31, 2001	445,425	4	-	808,661	(919,100)	-	-

December 17, 2001 shares
to be cancelled	(225,833)	-	(2)	2	-	-	-
December 17, 2001 shares
to be issued	843,305	-	8	7,582	-	-	-
Capital contributed by
shareholders	-	-	-	7,677	-	-	-
Net loss	-	-	-	-	-	(18,675)	-

Balance at May 31, 2002	1,062,897	4	6	823,922	(919,100)	(18,675)	-

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2007
 (continued)

				Paid-In Capital	Retained Deficit	Deficit	Deficit Accumulated Since March 1, 2004 Inception of Development Stage (Since quasi
						Accumulated
						Since
						August 31, 2001
						Inception of
						Development
			Common			Stage
	Common Stock		Stock			(Prior to quasi
	Shares	Par Value	to be Issued			reorganization)	reorganization)

Balance at May 31, 2002	1,062,897	$4	$6	$823,922	$(919,100)	$(18,675)	$-

Cancellation of shares previously
authorized	-	(2)	2	-	-	-	-
Issuance of shares previously
authorized	-	8	(8)	-	-	-	-
Net loss	-	-	-	-	-	(6,478)	-

Balance at May 31, 2003	1,062,897	10	-	823,922	(919,100)	(25,153)	-

Expired accounts payable
reclassified to paid-in capital	-	-	-	110,435	-	-	-
Capital contributed by shareholder	-	-	-	50,000	-	-	-
Net loss (prior to quasi
reorganization)	-	-	-	-	-	(8,970)	-
Quasi-reorganization effective
March 1, 2004	-	-	-	(953,223)	919,100	34,123	-
Net loss (since quasi organization)	-	-	-	-	-	-	(12,431)

Balance at May 31, 2004	1,062,897	10	-	31,134	-	-	(12,431)

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2007
(continued)

				Paid-In Capital	Retained Deficit	Deficit	Deficit Accumulated Since March 1, 2004 Inception of Development Stage (Since quasi reorganization)
						Accumulated
						Since
						August 31, 2001
						Inception of
						Development
			Common			Stage
	Common Stock		Stock			(Prior to quasi reorganization)
	Shares	Par Value	to be Issued

Balance at May 31, 2004	1,062,897	$10	$-	$31,134	$-	$-	$(12,431)

Capital contributed by shareholder	-	-	-	5,000	-	-	-
Net loss	-	-	-	-	-	-	(19,302)

Balance at May 31, 2005	1,062,897	10	-	36,134	-	-	(31,733)

Net loss	-	-	-	-	-	-	(7,728)

Balance at May 31, 2006	1,062,897	10	-	36,134	-	-	(39,461)

Capital Contributed by shareholder	-	-	-	1,740	-	-	-
Issuance of Shares for notes
payable	2,000,000	20	-	19,980	-	-	-
Net Loss	-	-	-	-	-	-	(21,248)

Balance at May 31, 2007	3,062,897	$30	$-	$57,854	$-	$-	$(60,709)

The accompanying notes are an integral part of these financial statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative Since March 31, 2004 Inception of Development Stage
	For the years ended
	May 31,	2006
	2007
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(21,248)	$(7,728)	$(60,709)
Increase (Decrease) in Accounts Payable	725	1,908	(16,141)

Net Cash Used in operating activities	(20,523)	(5,820)	(76,850)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on shareholder loans	(610)	-	(610)
Proceeds from shareholder loans	-	-	2,350
Proceeds from notes payable	20,000	-	20,000
Cash contributed by shareholders	-	-	55,000

Net Cash Provided by financing activities	19,390	-	76,740

Net (Decrease) Increase in
Cash and Cash Equivalents	(1,133)	(5,820)	(110)
Cash and Cash Equivalents
at Beginning of Period	1,133	6,953	110
Cash and Cash Equivalents
at End of Period	$-	$1,133	$-

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(continued)

				Cumulative Since March 31, 2004 Inception of
	For the years ended
	2007	May 31,	2006	Development
				Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-		$-	$-
Franchise and income taxes	$-		$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On January 19, 2007, the Company issued two promissory notes for $10,000 each to two nonaffiliated lenders. The notes are payable by the Company only at the time, and in the event, the Company becomes current in reporting obligations under the Securities Exchange Act of 1934, as amended. At the time when the notes become payable, the Company agreed to issue and deliver to each of the two lenders 1,000,000 shares of the Company’s unregistered common stock. On March 9, 2007, the Company issued 2,000,000 shares of stock as payment for the notes payable.

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Mercari Communications Group, Ltd. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

     Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $60,700 for the period from March 1, 2004 (inception of development stage) to May 31, 2007, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

     These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

MERCARI COMMUNICATIONS GROUP, LTD. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business

     The Company has no products or services as of May 31, 2007. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

     Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for May 31, 2007 and 2006 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 2 - INCOME TAXES

     As of May 31, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $60,709 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2007	2006
Net Operating Losses	9,106	$5,919
Valuation Allowance	(9,106)	(5,919)
	-	$-

     The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2007	2006
Provision (Benefit) at US Statutory Rate	$3,187	$1,159
Increase (Decrease) in Valuation Allowance	(3,187)	(1,159)
	$-	$-

     The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS

     As of May 31, 2007 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

     On January 19, 2007, the Company issued two promissory notes for $10,000 each to two nonaffiliated lenders. The notes are payable by the Company only at the time, and in the event, the Company becomes current in reporting obligations under the Securities Exchange Act of 1934, as amended. At the time when the notes become payable, the Company agreed to issue and deliver to each of the two lenders 1,000,000 shares of the Company’s unregistered common stock. On March 9, 2007, the Company issued 2,000,000 shares of stock as payment for the notes payable.

NOTE 6 - CONTINGENT LIABILITIES

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

NOTE 7 - RELATED PARTY TRANSACTIONS

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

NOTE 8 - NOTES PAYABLE

     On January 19, 2007, the Company borrowed $10,000 from each of two nonaffiliated lenders, and agreed to use the proceeds of the loans to pay legal, accounting and other expenses anticipated to be incurred by the Company in filing all reports and other filings required under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the notes, the Company has agreed to repay the loans within two business days after the date that the Company has become current with its reporting and other filing obligations under the Exchange Act. Each note is payable only by the issuance by the Company of 1,000,000 shares of newly-issued, unregistered common stock of the Company. On March 9, 2007, the Company issued 2,000,000 shares of stock to redeem the notes. At May 31, 2007, the total amount due on these notes was $0.

NOTE 9 - QUASI REORGANIZATION

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

NOTE 10 - SUBSEQUENT EVENTS

     On June 18, 2007, the Company sold 500,000 shares of its common stock to Kanouff, LLC (“KLLC”), a Colorado limited liability company, for $5,000 in cash and 500,000 shares of its common stock to Underwood Family Partners, Ltd. (“Partnership”), a Colorado limited partnership, for $5,000 in cash. John P. Kanouff, an officer and director of the Company, is the sole owner and member of KLLC; and L. Michael Underwood, an officer and director of the Company, is the general partner of the Partnership. The Company sold such shares to KLLC and the Partnership in order to obtain working capital. The Registrant relied upon Section 4(2) of the Securities Act of 1933 as providing the exemption from registration under such Act for such transactions.