Form 10QSB
period 2007-08-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2007-10-12
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to ______________.

Commission File Number 0-17284

MERCARI COMMUNICATIONS GROUP, LTD.
(Exact name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1085935 (IRS Employer Identification No.)

2525 East Cedar Avenue, Denver, Colorado, 80209
(Address of principal executive offices)

(303) 623-0203
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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: August 31, 2007 - 4,062,897

Transitional Small Business Disclosure Format.    Yes  [  ]     No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited) August 31,	May 31, 2007
	2007

Current Assets
Cash in Escrow	$5,125	$-

Total Current Assets	5,125	-

Total Assets	$5,125	$-

Current Liabilities:
Accounts Payable & Accrued Liabilities	$3,295	$2,825

Total Liabilities	3,295	2,825

Stockholders' Equity:
Common Stock, Par value $.00001
Authorized 950,000,000 shares,
Issued 4,062,897 shares at August 31, 2007 and	40	30
3,062,897 at May 31, 2007
Paid-In Capital	67,844	57,854
Deficit accumulated during the
development stage since March 1, 2004
in connection with quasi reorganization	(66,054)	(60,709)

Total Stockholders' Equity	1,830	(2,825)

Total Liabilities and
Stockholders' Equity	$5,125	$-

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative since March 1, 2004 Inception of development stage
	For the three months ended August 31,
	2007	2006

Revenues:	$-	$-	$-

Expenses:
General and administrative	5,345	64	66,054

Net Income	$(5,345)	$(64)	$(66,054)

Basic & Diluted Earnings Per Share	$-	$-

Weighted Average Shares	3,878,114	1,062,897

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Since March 31, 2004 Inception of Development Stage
	For the three months ended August 31,
	2007	2006
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(5,345)	$(64)	$(66,054)
Increase (Decrease) in Accounts Payable	470	-	(15,671)

Net Cash Used in operating activities	(4,875)	(64)	(81,725)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder loans	-	-	2,350
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock	10,000	-	10,000
Cash contributed by shareholders	-	-	55,000

Net Cash Provided by financing activities	10,000	-	86,740

Net (Decrease) Increase in
Cash and Cash Equivalents	5,125	(64)	5,015
Cash and Cash Equivalents
at Beginning of Period	-	1,133	110
Cash and Cash Equivalents
at End of Period	$5,125	$1,069	$5,125

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

			Cumulative Since March 31, 2004 Inception of
	For the three months ended August 31,
	2007	2006	Development
			Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

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

Interim Reporting

     The unaudited financial statements as of August 31, 2007 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

      Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $66,000 for the period from March 1, 2004 (inception of development stage) to August 31, 2007, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

Nature of Business

     The Company has no products or services as of August 31, 2007. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

     Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents at August 31, 2007 and 2006 and are thus not considered.

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

NOTE 4 — COMMITMENTS

     As of August 31, 2007 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 — COMMON STOCK TRANSACTIONS

     On December 17, 2001, the Board of Directors approved the cancellation of 225,833 shares of common stock. As of May 31, 2002, these shares had not been cancelled. During the year ended May 31, 2003, these shares were cancelled.

     On December 17, 2001, the Board of Directors authorized the sale of 843,305 restricted common shares at par value to the three Directors. The Directors paid $7,590 in cash consideration for those shares. As of May 31, 2002, these shares had not been issued. During the year ended May 31, 2003, these shares were issued.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

General — This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-KSB for the year ended May 31, 2007.

Results of Operations

     The Company had no operations from 1990 through August 31, 2007. The Company is a development stage business, which intends to acquire a United States or foreign based business which is privately owned and wishes to become a publicly owned business. The Company is now current in its state and United States internal revenue filing obligations and in its reporting obligations under the Securities Exchange Act of 1934, as amended. The Company is now actively seeking one or more acquisition candidates.

     During each of the years since the Company was reactivated, the Company has had no revenue and has had quarterly and annual losses approximately equal to the expenditures made to reactivate and meet filing and reporting obligations. We do not expect any revenue unless and until a business acquisition transaction is completed. Our expenses have been paid from capital contributions and advances from directors. We expect to continue to have losses until and unless we complete a business acquisition or similar transaction.

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

     Our business plan requires substantial funding from a public or private offering of our common stock in connection with a business acquisition, for which we have no commitments. The Company intends to actively pursue other financing or funding opportunities.

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

(b) Changes in Internal Controls

     Based on this evaluation as of August 31, 2007, there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     There is no pending litigation, which the Company is presently a party to and management is not aware of any litigation which may arise in the future.

Item 2. Changes in Securities

On June 18, 2007, the Company sold 500,000 shares of its common stock to Kanouff, LLC ("KLLC"), a Colorado limited liability company, for $5,000 in cash and 500,000 shares of its common stock to Underwood Family Partners, Ltd. ("Partnership"), a Colorado limited partnership, for $5,000 in cash. John P. Kanouff, an officer and director of the Company, is the sole owner and member of KLLC; and L. Michael Underwood, an officer and director of the Company, is the general partner of the Partnership. The Company sold such shares to KLLC and the Partnership in order to obtain working capital. The Registrant relied upon Section 4(2) of the Securities Act of 1933 as providing the exemption from registration under such Act for such transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1 Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    The Company did not file a report on Form 8-K during the three months ended August 31, 2007.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD.

By /s/ L. Michael Underwood
L. Michael Underwood, President
(Principal Executive)
Date: October 12, 2007