Form 10QSB
period 2007-11-30
MERCARI COMMUNICATIONS GROUP LTD
filed 2008-01-11
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

¨ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE EXCHANGE ACT

For the transition period from _______________ to ______________.

Commission File Number 0-17284

MERCARI COMMUNICATIONS GROUP, LTD.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1085935
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2525 East Cedar Avenue, Denver, Colorado, 80209
(Address of principal executive offices)

(303) 623-0203
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: December 31, 2007--5,562,897.

Transitional Small Business Disclosure Format.   Yes ☐ No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited) November 30, 2007	May 31, 2007

Current Assets
Cash in escrow	$10,655	$-

Total Current Assets	10,655	-

Total Assets	$10,655	$-

Current Liabilities:
Accounts Payable & Accrued Liabilities	$942	$2,825

Total Liabilities	942	2,825

Stockholders' Equity:
Common Stock, Par value $.00001
Authorized 950,000,000 shares,
Issued 5,562,897 shares at November 30, 2007 and	55	30
3,062,897 at May 31, 2007
Paid-In Capital	82,829	57,854
Deficit accumulated during the
development stage since March 1, 2004
in connection with quasi reorganization	(73,171)	(60,709)

Total Stockholders' Equity	9,713	(2,825)

Total Liabilities and Stockholders' Equity	$10,655	$-

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative
					since
					March 1,
	(Unaudited) For the three months ended November 30,		(Unaudited) For the six months ended November 30,		2004 Inception of
					development
	2007	2006	2007	2006	stage

Revenues:	$-	$-	$-	$-	$-

Expenses:	7,117	283	12,462	347	73,171

Net Income (Loss)	$(7,117)	$(283)	$(12,462)	$(347)	$(73,171)

Basic & Diluted Loss Per Share	$-	$-	$-	$-

Weighted Average Shares	4,128,831	1,062,897	4,002,788	1,062,897

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative Since March 31, 2004 Inception of Development Stage
	(Unaudited) For the six months ended November 30,
	2007	2006

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(12,462)	$(347)	$(73,171)
Increase (Decrease) in Accounts Payable	(1,883)	-	(18,024)

Net Cash Used in operating activities	(14,345)	(347)	(91,195)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder loans	-	-	2,350
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock	25,000	-	25,000
Cash contributed by shareholders	-	-	55,000

Net Cash Provided by financing activities	25,000	-	101,740

Net (Decrease) Increase in
Cash and Cash Equivalents	10,655	(347)	10,545
Cash and Cash Equivalents
at Beginning of Period	-	1,133	110
Cash and Cash Equivalents
at End of Period	$10,655	$786	$10,655

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(continued)

			Cumulative
			Since
			March 31,
	(Unaudited)		2004
	For the six months ended		Inception of
	November 30,		Development
	2007	2006	Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On January 19, 2007, the Company issued two promissory notes for $10,000 each to two nonaffiliated lenders. The notes were payable by the Company only at the time, and in the event, the Company became current in reporting obligations under the Securities Exchange Act of 1934, as amended. On March 9, 2007 when the notes became payable, the Company issued and delivered to each of the two lenders 1,000,000 shares of the Company’s unregistered common stock. as payment for the notes.

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

Interim Reporting

     The unaudited financial statements as of November 30, 2007 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

     Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $73,000 for the period from March 1, 2004 (inception of development stage) to November 30, 2007, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

     These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

MERCARI COMMUNICATIONS GROUP, LTD. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Colorado on December 30, 1987. From 1988 until early in 1990, the Company was engaged in the business of providing educational products, counseling, seminar programs, and publications such as newsletters to adults aged 30 to 50. The Company financed its business with private offerings of securities, obtaining shareholder loans, and with an underwritten initial public offering of securities registered with the Securities and Exchange Commission (“SEC”). The company’s business failed in early 1990. The Company ceased all operating activities during the period from June 1, 1990 to August 31, 2001 and was considered dormant. During this period that the Company was dormant, it did not file required reports with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). From August 31, 2001 to March 1, 2004, the Company was in the development stage. On August 3, 2004, the stockholders of the Company approved a plan of quasi reorganization which called for a restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The quasi reorganization was effective March 1, 2004. Since March 1, 2004, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of November 30, 2007. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

MERCARI COMMUNICATIONS GROUP, LTD. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

     Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for November 30, 2007 and 2006 and are thus not considered.

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

	2007	2006
Net Operating Losses	$9,106	$5,919
Valuation Allowance	(9,106)	(5,919)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2007	2006
Provision (Benefit) at US Statutory Rate	$3,187	$1,159
Increase (Decrease) in Valuation Allowance	(3,187)	(1,159)
	$-	$-

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

MERCARI COMMUNICATIONS GROUP, LTD. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses.

NOTE 4 - COMMITMENTS

     As of November 30, 2007 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

NOTE 5 - COMMON STOCK TRANSACTIONS (continued)

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

     On November 27, 2007, the Company sold 750,000 shares of its common stock to Kanouff, LLC (“KLLC”), a Colorado limited liability company, for $7,500 in cash and 750,000 shares of its common stock to Underwood Family Partners, Ltd. (“Partnership”), a Colorado limited partnership, for $7,500 in cash. John P. Kanouff, an officer and director of the Company, is the sole owner and member of KLLC; and L. Michael Underwood, an officer and director of the Company, is the general partner of the Partnership. The Company sold such shares to KLLC and the Partnership in order to obtain working capital. The Registrant relied upon Section 4(2) of the Securities Act of 1933 as providing the exemption from registration under such Act for such transactions.

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

NOTE 8 - QUASI REORGANIZATION

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

      This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended May 31, 2007.

Results of Operations

     The Company is a development stage business, which intends to acquire a United States or foreign based business which is privately owned and wishes to become a publicly owned business. The Company was inactive and did not file reports required under the Exchange Act from 1990 through 2000, and had no operations from 1990 through 2007. The Company was reactivated in 2001 and is now current in its state and United States internal revenue filing obligations and the Company has filed all reports required to be filed by it with the SEC under the Securities Exchange Act, during the past seven years. The Company is now actively seeking one or more acquisition candidates.

     During each of the years since the Company was reactivated, the Company has had no revenue and has had losses approximately equal to the expenditures made to reactivate and meet filing and reporting obligations. We do not expect any revenue unless and until a business acquisition transaction is completed. Our expenses have been paid from capital contributions and advances from the directors.

Liquidity and Capital Resources

     The Company requires working capital principally to fund its current activities. There are no commitments from banks or other lending sources for lines of credit or similar short-term borrowing, but the Company has been able to obtain additional capital required from its directors. From time to time in the past, required short-term borrowing have been obtained from a principal shareholder or other related entities.

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

(a) Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

(b) Changes in Internal Controls

     Based on his evaluation as of November 30, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     There is no pending litigation, which the Company is presently a party to and management is not aware of any litigation which may arise in the future.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

     As reported on Form 8-K, on November 27, 2007, the Company sold 750,000 shares of its common stock to Kanouff, LLC (“KLLC”), a Colorado limited liability company, for $7,500 in cash and 750,000 shares of its common stock to Underwood Family Partners, Ltd. (“Partnership”), a Colorado limited partnership, for $7,500 in cash. John P. Kanouff, an officer and director of the Company, is the sole owner and member of KLLC; and L. Michael Underwood, an officer and director of the Company, is the general partner of the Partnership. The Company sold such shares to KLLC and the Partnership in order to obtain working capital. The Registrant relied upon Section 4(2) of the Securities Act of 1933 as providing the exemption from registration under such Act for such transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended .

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      The Company did not file a report on Form 8-K during the six months ended November 30, 2007.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD.
(Registrant)

DATE:	January 11, 2008	By: /s/ L. Michael Underwood
L. Michael Underwood, President
(Principal Executive Officer)