Form 10QSB
period 2008-02-29
MERCARI COMMUNICATIONS GROUP LTD
filed 2008-04-11
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: as of March 31, 2008, there were 5,562,897 shares of issuer’s common stock outstanding.

Transitional Small Business Disclosure Format.   Yes ☐ No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited) February 29, 2008	May 31, 2007

Current Assets
Cash in escrow	$6,433	$-

Total Current Assets	6,433	-

Total Assets	$6,433	$-

Current Liabilities:
Accounts Payable & Accrued Liabilities	$1,950	$2,825

Total Liabilities	1,950	2,825

Stockholders' Equity:
Common Stock, Par value $.00001
Authorized 950,000,000 shares,
Issued 5,562,897 shares at February 29, 2008 and	55	30
3,062,897 at May 31, 2007
Paid-In Capital	82,829	57,854
Deficit accumulated during the
development stage since March 1, 2004
in connection with quasi reorganization	(78,401)	(60,709)

Total Stockholders' Equity	4,483	(2,825)

Total Liabilities and Stockholders' Equity	$6,433	$-

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative Since March 1, 2004 Inception of development stage
	(Unaudited) For the three months ended February 29,		(Unaudited) For the nine monthsended February 29,
	2008	2007	2008	2007

Revenues:	$-	$-	$-	$-		$-

Expenses:	5,230	9,695	17,692	10,042		78,401
Net Income (Loss)	$(5,230)	$(9,695)	$(17,692)	$(10,042)	$	$(78,401)

Basic & Diluted Loss Per Share	$-	$(0.01)	$-	$(0.0)

Weighted Average Shares	5,562,897	1,062,897	4,520,926	1,062,897

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative Since March 31, 2004 Inception of Development Stage
	(Unaudited) For the ninemonthsended February 29,
	2008	2007
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(17,692)	$(10,042)	$(78,401)
Increase (Decrease) in Accounts Payable	(875)	(2,100)	(17,016)

Net Cash Used in operating activities	(18,567)	(12,142)	(95,417)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder loans	-	(610)	2,350
Proceeds from notes payable	-	20,000	20,000
Proceeds from sale of stock	25,000	-	25,000
Cash contributed by shareholders	-	-	55,000

Net Cash Provided by financing activities	25,000	19,390	101,740

Net (Decrease) Increase in
Cash and Cash Equivalents	6,433	7,248	6,323
Cash and Cash Equivalents
at Beginning of Period	-	1,133	110
Cash and Cash Equivalents
at End of Period	$6,433	$8,381	$6,433

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(continued)

			Cumulative Since March 31, 2004 Inception of Development Stage
	(Unaudited) For the nine months ended February 29,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On January 19, 2007, the Company issued two promissory notes for $10,000 each to two nonaffiliated lenders. The notes were payable by the Company only at the time, and in the event, the Company became current in reporting obligations under the Securities Exchange Act of 1934, as amended. On March 9, 2007 when the notes became payable, the Company issued and delivered to each of the two lenders 1,000,000 shares of the Company’s unregistered common stock as payment for the notes.

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

Interim Reporting

     The unaudited financial statements as of February 29, 2008 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

     Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $78,000 for the period from March 1, 2004 (inception of development stage) to February 29, 2008, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

     These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

Nature of Business

     The Company has no products or services as of February 29, 2008. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

MERCARI COMMUNICATIONS GROUP, LTD. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

     Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for February 29, 2008 and 2007 and are thus not considered.

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

NOTE 4 - COMMITMENTS

     As of February 29, 2008 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended May 31, 2007.

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

     During February of 2008, shares of the common stock of the Company were cleared for quotation on the OTC Bulletin Board and the Pink Sheets under the symbol of “MRCC”.

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

(a) Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President (the Chief Executive Officer) and the Treasurer (the Chief Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, such officers concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting such officers to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

(b) Changes in Internal Controls

     Based on their evaluation as of February 29, 2008, the President and the Treasurer concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

          The Company filed one report on Form 8-K during the nine months ended February 29, 2008.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  MERCARI COMMUNICATIONS GROUP, LTD.
  (Registrant)

DATE:	April 11, 2008	By: /s/ L. Michael Underwood
L. Michael Underwood, President
(Principal Executive Officer)