Form 10KSB
period 2008-05-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2008-07-09
CIK 835662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-KSB

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  May 31, 2008

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

State issuer’s revenues for its most recent fiscal year. The Issuer had no revenue during its most recent fiscal year.

The aggregate market value of voting and non-voting common equity held by non-affiliates computed with reference to the price at which the common equity was sold, or the average bid and asked price of such common equity: the aggregate value of the voting and non-voting common stock held by non-affiliates as of May 31, 2008, was $155,572 based upon a $.262504 bid price for the registrant’s common stock on May 30, 2008. The bid price for the registrant’s common stock has been $.05 from June 2, 2008, to June 30,  2008.

As of of June 30, 2008, there were 1,589,399 shares of Issuer’s common stock outstanding. No other class of equity securities is issued or outstanding.

Documents incorporated by reference:  None

Transition Small Business Disclosure Format: Yes ☐  No ☒

Mercari Communications Group, Ltd. Form 10-KSB Annual Report

Part I

ITEM 1. DESCRIPTION OF BUSINESS

Company History

     The registrant was incorporated under the laws of the State of Colorado on December 30, 1987. From 1987 until early in 1990, the registrant was engaged in the business of providing educational products, counseling, seminar programs, and publications such as newsletters to adults aged 30 to 50. The registrant financed its business with private offerings of securities, obtaining shareholder loans, and with an underwritten initial public offering of securities registered with the Securities and Exchange Commission (‘SEC”). The registrant registered its common stock with the SEC under the Securities Exchange Act of 1934 (“Exchange Act”) during 1988. The registrant’s business failed in early 1990. The registrant ceased all operating activities during the period from June 1, 1990 to August 31, 2001 and was considered dormant. During this period that the registrant was dormant, the registrant did not file required reports with the SEC under the Exchange Act.

     During 2001, the registrant was reactivated with a business plan of filing all delinquent documents with the Colorado Secretary of State, the SEC, and federal and state tax authorities; and seeking to merge with another company which has assets and an active business. The registrant has filed all of such delinquent documents with the Colorado Secretary of State and the federal and state tax authorities, and all reports required under the Exchange Act since 2002 and is now current in reporting obligations under the Exchange Act.

     During August of 2004, the registrant’s shareholders approved a plan of quasi reorganization pursuant to which accounts were restated to eliminate the accumulated deficit and related capital accounts on the registrant’s balance sheet. This quasi reorganization was effective on March 1, 2004. On August 3, 2004, the registrant effected a 900 for 1 reverse stock split; and on June 2, 2008, the registrant effected a 3 ½ for 1 reverse stock split.

     All references to the registrant’s common stock in this Form have been restated to reflect these reverse stock splits. As of June 2, 2008, there were 1,589,399 shares of the registrant’s common stock outstanding.

Business

     During each of the years since the registrant was reactivated, the registrant has had no revenue and has had losses approximately equal to the expenditures required to reactivate and comply with filing and reporting obligations. The registrant does not expect any revenue unless and until a business acquisition transaction is completed. Expenditures have been paid by the registrant from capital contributions and loans made to the registrant by its directors.

     In June 2007 registrant’s two largest shareholders each purchased 142,857 shares (reflecting the subsequent reverse share split) for $5,000 cash, and in November 2007, each also purchased 214,286 shares for $7,500 cash. Each of the two shareholders is affiliated with one of registrant’s two directors. Each shareholder also made a loan of $5,500 to registrant in May 2008.

     On June 16, 2008, the registrant entered into a non binding letter of intent (“Letter of Intent”) with AmpliMed Corporation (“AmpliMed”). AmpliMed is a privately held clinical stage pharmaceutical company headquartered in Tucson, Arizona. Also parties to the Letter of Intent are Kanouff, LLC (“KLLC”) and Underwood Family Partners, Ltd. (“Partnership”), the two entities which are the majority shareholders of the registrant and which are controlled by the officers and directors of the registrant. The Letter of Intent sets forth the general terms upon which AmpliMed and or its owners would acquire, by way of a merger with a to-be-formed wholly owned subsidiary of the registrant, approximately 96% of the total issued and outstanding common stock of the registrant. Additionally, it is contemplated that KLLC and the Partnership will sell to AmpliMed a total of 819 shares of common stock of the registrant which they currently own in exchange for the payment by AmpliMed of $400,000. Pursuant to the Letter of Intent, the registrant and AmpliMed agree to negotiate a definitive merger agreement whereby AmpliMed will be combined with the registrant through a tax free reorganization. The entry into a merger agreement is subject to the completion of due diligence and the satisfaction of certain term and conditions by all parties. Pursuant to the Letter of Intent, the parties have agreed to negotiate in good faith to arrive at a mutually agreeable definitive agreement as soon as practicable, but not later than August 30, 2008. The proposed reorganization will provide AmpliMed with a public company platform to facilitate its future growth and development. Following the contemplated transaction, the existing shareholders of the registrant will retain approximately 4% of the issued and outstanding shares of the registrant’s common stock. The registrant can provide no assurance that the proposed transaction will be consummated.

RISK FACTORS

     AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN EVALUATING OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US, THAT WE CURRENTLY DEEM IMMATERIAL OR THAT ARE SIMILAR TO THOSE FACED BY OTHER COMPANIES IN OUR BUSINESS IN GENERAL, SUCH AS COMPETITIVE CONDITIONS, MAY ALSO IMPAIR OUR BUSINESS OPERATIONS.

We have no recent operating history or basis for evaluating prospects.

     We have no operating business or plans to develop one. We are currently seeking to enter into a merger or business combination with another operating company. To date, our efforts have been limited to meeting our regulatory filing requirements and searching for a merger target.

We have limited resources and no revenues from operations, and will need additional financing in order to execute any business plan.

     We have limited resources, no revenues from operations to date and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenue until, at the earliest, the consummation of a merger or other transaction and we cannot ascertain our capital requirements until such time. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives.

We will be able to effect at most one merger, and thus may not have a diversified business.

     We will most likely have the ability to effect only a single merger. This probable lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to the consummation of a merger. If a merger transaction is completed, we will become dependent upon the development or market acceptance of a single or limited number of products, processes or services.

We depend substantially upon our two officers to make all management decisions.

     Our ability to effect a merger will be dependent upon the efforts of President, L. Michael Underwood, and our Secretary and Treasurer, John P. Kanouff, who are also the directors and represent the controlling shareholders. We have not entered into any employment agreements or other understandings with either person concerning compensation or obtained any “key man” life insurance. The loss of the services of these officers would have a material adverse effect on achieving our business objectives and success. We do not anticipate that we will hire additional personnel.

There may be conflicts of interest between our management and our non-management shareholders.

     Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other shareholders. Our two officers and directors are also beneficial owners of our two controlling shareholders. They may be entitled to receive compensation from a target company they identify in connection with a business combination. A conflict of interest may arise between our management’s personal pecuniary interest and their fiduciary duty to our shareholders.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

     We are in a highly competitive market for a relatively small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with or acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of our management to complete a transaction with a suitable private business.

     The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While we intend to seek a business combination with an entity having established an operating history or a well financed business plan, we cannot assure you that we will be successful in completing a transaction with a candidate meeting that criterion. In the event we complete a business combination, the success of our operations will be dependent upon management of the successor firm and numerous other factors beyond our control.

We have no definitive agreement for a business combination or other transaction.

     Although we signed a letter of intent on June 16, 2008, we have no definitive agreement with respect to engaging in a merger with AmpliMed. No assurances can be given that we will successfully conclude a business combination with AmpliMed.

Management will change upon the consummation of a merger.

     After the closing of a merger or business combination, our current management will not retain any control or managerial responsibilities, and our officers and directors intend to resign from their positions with us following completion of the transaction.

Current shareholders will be immediately and substantially diluted upon a merger or business combination.

     Our Articles of Incorporation authorized the issuance of 950,000,000 shares of common stock. There are currently 948,410,601 authorized but unissued shares of common stock available for issuance. To the extent that additional shares of common stock are authorized and issued in connection with a merger or business combination, our shareholders will experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

Control by existing shareholders.

     Our two officers and directors beneficially own 87.2% of the outstanding shares of our common stock. As a result, the two officers and directors are able to exercise control over matters requiring shareholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

Our common stock is a “penny stock” which may restrict the ability of shareholders to sell our common stock in the secondary market.

     The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our common stock is not now quoted on a national exchange but is traded on Nasdaq’s OTC Bulletin Board (“OTCBB”). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The “penny stock” rules, may restrict the ability of our shareholders to sell our common stock in the secondary market.

Our common stock has been thinly traded, liquidity is limited, and we may be unable to obtain listing of our common stock on a more liquid market.

     Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”), which provides significantly less liquidity than a securities exchange or an automated quotation system. There is uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange. There is currently limited or not volume of trading in our common stock. The purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.

ITEM 2. DESCRIPTION OF PROPERTY

     The principal executive offices of the registrant are currently located at the home of the registrant’s secretary, John P. Kanouff, 2525 East Cedar Avenue, Denver, Colorado 80209. The registrant is receiving the use of this space from Mr. Kanouff without cost. Registrant currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate matters.

ITEM 3. LEGAL PROCEEDINGS

     No material legal proceedings to which the registrant is a party or to which the registrant’s property is subject is pending and no such material proceeding is known by management to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No only meeting of the shareholders of the registrant during the fiscal year ending May 31, 2008 was a special meeting of shareholder held on May 29, 2008. At the special meeting, shareholders approved the following matters:

     (1)   A reverse stock split of one share for 3 ½ shares which became effective on June 2, 2008. As a result of this reverse stock split, the outstanding shares of common stock of the registrant were reduced to 1,589,399 shares. There was no change in the number of authorized shares which the registrant may  issue.

(2)	Amendment of the Articles of Incorporation of the registrant to provide as follows:

	(a)	Reducing the minimum number of directors of the registrant from three to two directors; and

	(b)	Providing that shareholders may take action without a meeting of shareholders and without prior notice if a consent or consents in writing, setting forth the action so taken, is signed by the holders of outstanding voting stock representing not less than the minimum number of votes that would be necessary to take such action at a meeting at which all shares entitled to vote thereon were present.

     Each matter was approved by a vote of 1,420,071 shares in favor and no shares voting against. Directors were not elected at the special shareholder meeting.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

     During the past five years, no public market for the common stock of the registrant existed until February 29, 2008 when the registrant’s common stock was cleared for trading on the OTC Bulletin Board and the Pink Sheets. The current trading symbol for the registrant’s common stock is “MCAR”. Although three broker dealers registered as market makers for the registrant’s common stock, only a minimal number of shares have been traded from February 29, 2008, to June 23, 2008. The bid price for a share of the registrant’s common stock from February 29, 2008, to May 30, 2008 was $.262504. The bid price for a share of the registrant’s common stock from June 2, 2008, to June 23, 2008, was $.05. There was no ask price for a share of the registrants common stock during either of the foregoing periods. These quotations reflect inter-dealer quotations and prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

(b) Holders.

     As of June 2, 2008, there were 1,589,399 shares of common stock issued and outstanding held by approximately 137 shareholders of record on that date. There are no shares of preferred stock outstanding.

(c) Dividends.

     The Registrant has not declared or paid any dividends on the common stock from inception to the date of this report. There are no restrictions on the payment of dividends. No dividends are contemplated at any time in the foreseeable future.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans.

     There are no securities of the registrant authorized or committed for issuance under any equity or other compensation plan.

(e) CUSIP Number.

The CUSIP number for our $0.00001 par value common stock is 587572 40 5.

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be reviewed in connection with the financial statements and management’s comments thereon set forth under this Item and Item 7 of this Report.

Plan of Operations

     The registrant had no operations since 1990. The registrant is a development stage business, which intends to acquire a business which is privately owned and intends to become a publicly owned business. The registrant is current in its state and federal corporate and tax filing obligations, and is current in its reporting obligations under the Exchange Act. The registrant is now actively seeking acquisition candidates. The registrant has entered into a non binding letter of intent to engage in a reorganization transaction as described in Item 1 of this Report.

     During each of the years since the registrant was reactivated in 2001, the registrant has had no revenue and has had losses approximately equal to the expenditures made to reactivate and meet required filing and reporting obligations. We do not expect any revenue unless and until a business acquisition transaction is completed. Our expenses have been paid from capital contributions and loans from the directors of the registrant.

Liquidity and Capital Resources

     The registrant requires working capital principally to fund its current operations which consist of filing required documents with federal and state regulatory authorities to maintain registrant’s status as in compliance with applicable requirements, and seeking a merger or acquisition candidate. There are no commitments from banks or other lending sources, including from officers and directors, for lines of credit or similar short-term borrowing; but the registrant has in the past been able to obtain additional capital required from its directors.

     In order to complete any acquisition, the registrant may be required to supplement its available cash and other liquid assets with proceeds from borrowings, the sale of additional securities, including the private placement of restricted stock and/or a public offering, or other sources. There can be no assurance that any such required additional funding will be available or favorable to the registrant.

     The registrant’s business plan may require substantial funding from a public or private offering of its common stock in connection with a business acquisition, for which the registrant has no commitments. The registrant may actively pursue other financing or funding opportunities at such time as a business acquisition opportunity becomes available.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the registrant and supplementary data are included beginning immediately following the signature page to this report. See Item 13. for a list of the financial statements and financial statement schedules included.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The registrant has had no disagreement with its accountants on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement.

ITEM 8A(T). CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

     We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to the Board of Directors. As of the end of the period covered by this report, the registrant carried out an evaluation, under the supervision and with the participation of the registrant’s President and the Treasurer, of the effectiveness of the design and operation of the registrant's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the evaluation, the registrant's President and the Treasurer concluded that, as of the end of the period, the registrant's disclosure controls and procedures were effective in timely alerting them to material information relating to the registrant required to be included in the reports that the registrant files and submits pursuant to the Exchange Act and that the information is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

     Our management, consisting of our president and treasurer, does not expect that our disclosure controls and procedures or our internal controls will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant would be detected.

       (b)    Management’s Report on Internal Control Over Financial Reporting

     The registrant’s president and treasurer, acting as the chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the registrant. These officers assessed the effectiveness of our internal control over financial reporting as of May 31, 2008. In making this assessment the officers concluded that, as of that date registrant’s internal control over financial reporting is effective based on reasonable criteria for very small issuers as such as registrant and in accordance with the interpretive guidance included in Release No. 34-55929.

     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

      (c)    Changes in Internal Controls

     There were no significant changes in the registrant's internal controls over financial reporting or in any other areas that could significantly affect the registrant's internal controls subsequent to the date of their most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.      DIRECTORS EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names and ages of all directors and executive officers of the registrant as of the end of the last fiscal year and on the date of this report:

Director’s Name	Age	Position	Date First Elected/Appointed

L. Michael Underwood	55	President and Director	April 23, 2007
John P. Kanouff	64	Secretary, Treasurer and Director	April 23, 2007

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

     The registrant does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The registrant has no such committees because of its small size, relative inactivity and limited financial resources. The Board of Directors acts to make nominations of persons to be considered for election or appointment as a director, a process considered to be acceptable for the registrant, given its small size and limited activities.

     The Board of Directors meets periodically throughout the year as the level of corporate activity dictates. During the years of 1990 through 1999 the Board held no meetings and there were no actions taken by unanimous consent. During each fiscal year from 2001 through May 31, 2006 there was one meeting of the Board of Directors, by telephone. During the fiscal year ended May 31, 2008, there were four meetings of the Board, all by unanimous written consent.

     On April 23, 2007, Thomas A. Higgins and Allan Bergenfield resigned as Directors of the Company. On April 23, 2007, Robert W. Marsik appointed Messrs. Underwood and Kanouff to fill the existing vacancies on the Board and then resigned as a Director of the Company and as President, Secretary and Treasurer of the Company. On April 24, 2007, Messrs. Underwood and Kanouff were elected as officers of the registrant.

Executive Profiles

     L. Michael Underwood.   During the past five years, Mr. Underwood’s principal occupation has been acting as the sole officer of LMU & Company (“LMUCO”), a Colorado corporation wholly owned by Mr. Underwood. LMUCO’s business consists of providing consulting services to businesses. Mr. Underwood is not currently a director of any other publicly held entity.

     John P. Kanouff.   During the past five years, Mr. Kanouff’s principal occupation has been acting as the manager of Kanouff, LLC (“KLLC”), a Colorado limited liability company wholly owned by Mr. Kanouff. KLLC’s business consists of providing consulting services to businesses. From November of 2004, to July of 2006, Mr. Kanouff was a registered representative with US EURO Securities, Inc., a member of the National Association of Securities Dealers. Mr. Kanouff is not currently a director of any other publicly held entity.

Audit Committee and Audit Committee Financial Expert

     The registrant does not have a standing audit committee at the present time. Our Board of Directors has determined that the registrant does not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

Section 16(a) Beneficial Ownership Compliance

     Based solely on our review of the copies of the Section 16(a) reports furnished to the registrant, the registrant considers that all Section 16(a) filing requirements applicable to the officers, directors, and holders of 10% of our outstanding common stock were timely met during the fiscal year ended May 31, 2008.

Code of Ethics

     The Company has not adopted a Code of Ethics that applies to the Company’s principal executive officers, the principal financial officer, the principal accounting officer or the controller. No Code of Ethics has been adopted because the Company has two directors, who also serve as the only officers and the Company and the Board of Directors chose not to reduce to writing standards designed to deter wrongdoing and promote honest and ethical conduct. The Board of Directors believes that the Company’s very small size and the limited number of personnel who are responsible for its operations make a formal Code of Ethics unnecessary.

ITEM 10. EXECUTIVE COMPENSATION

     No compensation was paid to the Board of Directors or to executive officers of the Company in their capacities as such, or for any other purpose between December 2000, and the date of this Report. The current directors do not anticipated that any compensation will be paid to any current member of the board or to any current officer of the registrant.

Employment Agreements or Other Compensation Arrangements:    None.

ITEM 11.      SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of June 30, 2008, the shares of common stock owned by each current director, by directors and executive officers as a group, and by each person known by the registrant to own more than 5 % of the outstanding common stock.

Name and Address of Beneficial Owners Directors	Number of Shares Owned(1)		Percent

John P. Kanouff	692,409	(2)	43.6%
2525 E. Cedar Ave.
Denver, CO 80209

L. Michael Underwood	692,410	(3)	43.6%
5 Eagle Pointe Lane
Castle Rock, CO 80108

All Executive Officers and Directors as a Group
(2 persons)	1,384,819		87.2%

____________________

(1)	Based upon 1,589,399 shares of common stock issued and outstanding as of June 4, 2008.

(2)	The shares are owned by Kanouff, LLC, of which Mr. Kanouff is the sole owner and Manager.

(3)	The shares are owned by Underwood Family Partners, Ltd., of which Mr. Underwood is the General Partner and a beneficial owner.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The office space, telephone and office supplies consumed by the registrant during the fiscal year ending May 31, 2008, were provided without cost by the officers and directors of the registrant.

     On January 19, 2007, Kanouff, LLC, an entity owned and controlled by Mr. Kanouff and Underwood Family Partners, Ltd. an entity controlled by Mr. Underwood, each loaned $10,000 to the registrant and the registrant used the proceeds of these loans in a manner consistent with bringing the registrant current with its reporting obligations under the Exchange Act. The two entities also loaned $35,000 to the three persons who were then the directors of the registrant on January 19, 2007. The terms of the loans to the registrant provided that they would be repaid once the registrant was current in its reporting obligations by issuance of 285,714 shares by the registrant to each lending entity. The loan to the three individuals provided that it would be repaid when the registrant’s loan was repaid, by transferring a total of 162,928 shares of common stock held by the three individuals to the two lending entities.

     On March 21, 2007, the registrant repaid the loans by issuing 285,714 shares to each lending entity. Also on that date, the three individuals repaid the loan and transferred 162,928 shares, one half to each lending entity. As a result of the repayment of the three loans described above, a change in control of the registrant occurred on or about March 21, 2007, as reported on Form 8-K filed by the registrant on that date.

     On June 18, 2007, the registrant sold 142,857 shares of its common stock to Kanouff, LLC, of which John P. Kanouff is the sole owner, for $5,000. On that date the registrant also sold 142,857 shares of its common stock to Underwood Family Partners, Ltd., of which L. Michael Underwood is the General Partner, for $5,000. On November 27, 2007, the registrant sold 214,286 shares of common stock to Kanouff, LLC for $7,500 and sold 214,286 shares to Underwood Family Partners, Ltd. for $7,500. On May 19, 2008, Kanouff, LLC and Underwood Family Partners each loaned $5,500 to the registrant. These loans are represented by demand promissory notes bearing interest at 5% per annum.

     Kanouff, LLC and Underwood Family Partners, Ltd, each agreed to surrender to the registrant for cancellation one half of the number of shares required to effect rounding up transactions in connection with the reverse stock split of the registrant’s outstanding shares which was effective on June 2, 2008. In accordance with these agreements, on June 4, 2008, Kanouff, LLC surrendered for cancellation 2,865 of its shares and Underwood Family Partners, Ltd. surrendered for cancellation 2,864 of its shares.

     As of the date of this report, we do not have in place any policies with respect to whether we will enter into agreements with related persons in the future.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report.

1.	Financial Statements

Page
	Report of Robison, Hill & Co., Independent Registered Public Accountants	F-1
	Balance Sheets as of May 31, 2008 and 2007	F-2
Statement of Operations for the years ended May 31, 2008 and 2007
	and for the cumulative period from March 1, 2004 to May 31, 2008	F-3
Statement of Stockholders’ Equity for the
	Period from December 30, 1987 (inception) to May 31, 2008	F-4
Statement of Cash Flows for the years ended May 31, 2008 and 2007
	and for the cumulative period from March 1, 2004 to May 31, 2008	F-8
	Notes to Financial Statements	F-10

2.	Financial Statement Schedules None.

3.	Exhibits

The following exhibits are included as part of this report:
Exhibit Number
Title of Document

3.1	Articles of Incorporation.*

3.1A	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to registrant’s Current Report on Form 8-K filed May 30, 2008).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to registrant’s Current Report on Form 8-K filed May 30, 2008).

3.3	Plan of Recapitalization adopted August 4, 2004.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

*	Incorporated by reference to such exhibits filed with Form 10-KSB for the fiscal year ended May 31,2006.

(b) Reports on Form 8-K.

        During the fiscal ended May 31, 2008, and through the date of their Report, the registrant filed the following reports on Form 8-K:

      June 18, 2007, to report the sale by the registrant of 285,714 shares of common stock to its officers and directors.

      November 27, 2007, to report the sale by the registrant of 428,574 of common stock shares to its officers and directors.

        February 22, 2008, to report that a letter was sent by the registrant to its shareholders.

        May 30, 2008, to report the results of the registrant’s special meeting of shareholders.

      June 16, 2008, to report that he registrant hand entered into a non binding letter of intent to merge with AmpliMed Corporation.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES & SERVICES

     The firm of Robison Hill & Company has acted as independent auditor for the registrant for the fiscal years ended May 31, 2001 through 2008. The Independent Auditors’ Report on the financial statements of the registrant for each of the last five fiscal years each raised substantial doubt about the registrant’s ability to be a going concern and each report indicated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. The registrant has had no disagreements with its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by our auditors for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s quarterly financial statements, including services normally provided by accountants in connection with statutory and regulatory filings or engagements is as follows:

	Year Ended		Year Ended
	May 31, 2008		May 31, 2007

Audit Fees	$5,312		$4,442
Tax Fees	80		75
All Other Fees	-0	-	-0	-

     Audit Fees. Consist of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the SEC and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

     Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

     Other Fees. Except as set forth above, none of the amounts the registrant paid to its independent auditors represented charges for tax advice or tax planning services. Likewise, none of the fees paid to the auditors presented charges for financial information assistance design, implementation or similar services, or for any other services.

Audit Committee Pre-Approval of Audit and Permissible Non Audit Services of Independent Auditors

     All directors of registrant, acting as the Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre approval is generally provided for up to one year and any pre approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre approval and the fees incurred to date. The Board of Directors, acting as the Audit Committee may also pre approve particular services on a case by case basis.

     The Board of Directors, acting as the Audit Committee, pre-approved 100% of the Company’s 2008 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the SEC’s final pre approval rules.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD.

By /s/ L. Michael Underwood
      L. Michael Underwood, President
      (Principal Executive)

By /s/ John P. Kanouff
      John P. Kanouff, Secretary/Treasurer
      (Principal Financial Officer)

Dated: July 9, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 9th day of July 2008.

Signatures	Title

/s/ L. Michael Underwood L. Michael Underwood	President

/s/ John P. Kanouff John P. Kanouff	Secretary/Treasurer

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

Mercari Communications Group, Ltd. (A Development Stage Company)

     We have audited the accompanying balance sheets of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2008 and 2007, and the related statements of operations and cash flows for the two years ended May 31, 2008, and the cumulative period from March 1, 2004 (inception of development stage) to May 31, 2008, and the statement of stockholders’ equity for the period from December 30, 1987 (inception) to May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2008 and 2007, and the results of its operations and its cash flows for the two years ended May 31, 2008, and the cumulative period from March 1, 2004 (inception of development stage) to May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison Hill & Co Certified Public Accountants

Salt Lake City, Utah July 1, 2008

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	May 31,
	2008	2007

Current Assets
Cash	$-	$-
Cash in Escrow	10,513	-

Total Current Assets	10,513	-

Total Assets	$10,513	$-

Current Liabilities:
Accounts Payable & Accrued Liabilities	$950	$2,825
Shareholder Loans	11,018	-

Total Liabilities	11,968	2,825

Stockholders' Equity:
Common Stock, Par value $.00001
Authorized 950,000,000 shares,
Issued 1,589,399 shares at May 31, 2008 and 875,113 at May 31, 2007	16	9
Paid-In Capital	82,868	57,875
Deficit accumulated during the
development stage since March 1, 2004
in connection with quasi reorganization	(84,339)	(60,709)

Total Stockholders' Equity	(1,455)	(2,825)

Total Liabilities and
Stockholders' Equity	$10,513	$-

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD. (A Development Stage Company) STATEMENTS OF OPERATIONS

			Cumulative since March 1, 2004 Inception of development stage

	For the years ended May 31,

	2008	2007

Revenues:	$-	$-	$-

Expenses:
General and administrative	23,612	21,248	84,321

Other Income (Expense):
Interest expense	(18)	-	(18)

Net Income (Loss)	$(23,630)	$(21,248)	$(84,339)

Basic & Diluted Earnings (Loss) Per Share	$(0.02)	$(0.05)

Weighted Average Shares	1,364,574	433,626

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2008

						Deficit Accumulated Since August 31, 2001 Inception of Development Stage (Prior to quasi reorganization)	Deficit Accumulated Since March 1, 2004 Inception of Development Stage (Since quasi reorganization)

			Common
	Common Stock		Stock	Paid-In Capital	Retained Deficit
	Shares	Par Value	to be Issued

Balance at December 30, 1987 (inception)
	-	$-	$-	$-	$-	$-	$-
Stock issued for cash - $.00001/sh	271,000,000	2,710	-	-	-	-	-
Stock issued for cash - $.0001/sh	8,000,000	80	-	720	-	-	-
Stock issued for cash - $.0025/sh	8,000,000	80	-	19,920	-	-	-
Offering costs	-	-	-	(500)	-	-	-
Net loss	-	-	-	-	(62,639)	-	-
Balance at May 31, 1988	287,000,000	2,870	-	20,140	(62,639)	-	-

August 2004 - 900:1 Reverse
Stock split	(286,673,769)	(2,867)	-	2,867	-	-	-
May 2008 - 3.5:1 Reverse
Stock split	(233,022)	(2)	-	2	-	-	-

Restated Balance at May 31, 1988	93,209	1	-	23,009	(62,639)	-	-

Stock issued for cash - $.0001/sh	476	-	-	150	-	-	-
Stock issued for cash - $.01/sh	24,647	-	-	776,371	-	-	-
Offering costs	-	-	-	(126,353)	-	-	-
Stock issued for cash - $.01/sh	900	-	-	28,354	-	-	-
Net loss	-	-	-	-	(501,740)	-	-
Balance at May 31, 1989	119,232	1	-	701,531	(564,379)	-	-

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2008
(continued)

						Deficit Accumulated Since August 31, 2001 Inception of Development Stage (Prior to quasi reorganization)	Deficit Accumulated Since March 1, 2004 Inception of Development Stage (Since quasi reorganization)

			Common Stock to be Issued
	Common Stock			Paid-In Capital	Retained Deficit
	Shares	Par Value

Balance at May 31, 1989	119,232	$1	$-	$701,531	$(564,379)	$-	$-
Stock issued for cash -
$.0125/share	96	-	-	3,778	-	-	-
Stock issued for debt -
$.004/share	7,936	-	-	103,355	-	-	-
Net loss	-	-	-	-	(3,355)	-	-
Write-off of assets	-	-	-	-	(351,366)	-	-
Balance at May 31, 1990	127,264	1	-	808,664	(919,100)	-	-

Balance at May 31, 2001	127,264	1	-	808,664	(919,100)	-	-

December 17, 2001 shares
to be cancelled	(64,524)	-	-	-	-	-	-
December 17, 2001 shares
to be issued	240,945	-	2	7,588	-	-	-
Capital contributed by
shareholders	-	-	-	7,677	-	-	-
Net loss	-	-	-	-	-	(18,675)	-
Balance at May 31, 2002	303,685	1	2	823,929	(919,100)	(18,675)	-

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2008
(continued)

						Deficit Accumulated Since August 31, 2001 Inception of Development Stage (Prior to quasi reorganization)	Deficit Accumulated Since March 1, 2004 Inception of Development Stage (Since quasi reorganization)

			Common Stock to be Issued
	Common Stock			Paid-In Capital	Retained Deficit
	Shares	Par Value

Balance at May 31, 2002	303,685	$1	$2	$823,929	$(919,100)	$(18,675)	$-

Issuance of shares previously
authorized	-	2	(2)	-	-	-	-
Net loss	-	-	-	-	-	(6,478)	-
Balance at May 31, 2003	303,685	3	-	823,929	(919,100)	(25,153)	-

Expired accounts payable
reclassified to paid-in capital	-	-	-	110,435	-	-	-
Capital contributed by shareholder	-	-	-	50,000	-	-	-
Net loss (prior to quasi
reorganization)	-	-	-	-	-	(8,970)	-
Quasi-reorganization effective
March 1, 2004	-	-	-	(953,223)	919,100	34,123	-
Net loss (since quasi organization)	-	-	-	-	-	-	(12,431)
Balance at May 31, 2004	303,685	3	-	31,141	-	-	(12,431)

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2008
(continued)

						Deficit Accumulated Since August 31, 2001 Inception of Development Stage (Prior to quasi reorganization)	Deficit Accumulated Since March 1, 2004 Inception of Development Stage (Since quasi reorganization)

			Common Stock to be Issued
	Common Stock			Paid-In Capital	Retained Deficit
	Shares	Par Value

Balance at May 31, 2004	303,685	$3	$-	$31,141	$-	$-	$(12,431)

Capital contributed by shareholder	-	-	-	5,000	-	-	-
Net loss	-	-	-	-	-	-	(19,302)
Balance at May 31, 2005	303,685	3	-	36,141	-	-	(31,733)

Net loss	-	-	-	-	-	-	(7,728)
Balance at May 31, 2006	303,685	3	-	36,141	-	-	(39,461)

Capital Contributed by shareholder	-	-	-	1,740	-	-	-
Issuance of Shares for notes
payable	571,428	6	-	19,994	-	-	-
Net Loss	-	-	-	-	-	-	(21,248)
Balance at May 31, 2007	875,113	9	-	57,875	-	-	(60,709)

Stock issued for cash - $.01/share	714,286	7	-	24,993	-	-	-
Net Loss	-	-	-	-	-	-	(23,630)
Balance at May 31, 2008	1,589,399	$16	$-	$82,868	$-	$-	$(84,339)

The accompanying notes are an integral part of these financial statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative Since March 31, 2004 Inception of Development Stage

	For the years ended May 31,

	2008	2007

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(23,630)	$(21,248)	$(84,339)
Increase (Decrease) in Accounts Payable	(1,875)	725	(18,016)
Increase (Decrease) in Accrued Interest	18	-	18

Net Cash Used in operating activities	(25,487)	(20,523)	(102,337)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on shareholder loans	-	(610)	(610)
Proceeds from shareholder loans	11,000	-	13,350
Proceeds from notes payable	-	20,000	20,000
Proceeds from sale of stock	25,000	-	25,000
Cash contributed by shareholders	-	-	55,000

Net Cash Provided by financing activities	36,000	19,390	112,740

Net (Decrease) Increase in
Cash and Cash Equivalents	10,513	(1,133)	10,403
Cash and Cash Equivalents
at Beginning of Period	-	1,133	110
Cash and Cash Equivalents
at End of Period	$10,513	$-	$10,513

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

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On January 19, 2007, the Company issued two promissory notes for $10,000 each to two nonaffiliated lenders. The notes were payable by the Company only at the time, and in the event, the Company became current in reporting obligations under the Securities Exchange Act of 1934, as amended. On March 9, 2007 when the notes became payable, the Company issued and delivered to each of the two lenders 285,714 shares of the Company’s unregistered common stock as payment for the notes.

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

     Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $84,000 for the period from March 1, 2004 (inception of development stage) to May 31, 2008, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

     These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

MERCARI COMMUNICATIONS GROUP, LTD. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business

     The Company has no products or services as of May 31, 2008. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

     Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for May 31, 2008 and 2007 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

     The carrying value of the Company's financial instruments, including cash, accounts payable and accrued liabilities at May 31, 2008 and 2007 approximates their fair values due to the short-term nature of these financial instruments.

MERCARI COMMUNICATIONS GROUP, LTD. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 2 - INCOME TAXES

     As of May 31, 2008, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $84,339 that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2007	2006
Net Operating Losses	$12,651	$9,106
Valuation Allowance	(12,651)	(9,106)
	$-	$-

     The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2007	2006
Provision (Benefit) at US Statutory Rate	$3,545	$3,187
Increase (Decrease) in Valuation Allowance	(3,545)	(3,187)
	$-	$-

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

MERCARI COMMUNICATIONS GROUP, LTD. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 4 - COMMITMENTS

     As of May 31, 2008 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - COMMON STOCK TRANSACTIONS

     On August 3, 2004, the Company authorized a 900 to 1 reverse stock split of the Company’s common stock. On May 29, 2008, the Company authorized a 3.5 to 1 reverse stock split of the Company’s common stock. All references to the Company’s common stock in the financial statements have been restated to reflect the reverse stock splits.

     On December 17, 2001, the Board of Directors approved the cancellation of 64,524 shares of common stock. During the year ended May 31, 2003, these shares were cancelled.

     On December 17, 2001, the Board of Directors authorized the sale of 240,945 restricted common shares at par value by the three current Directors. The Directors paid $7,590 in cash consideration for those shares. During the year ended May 31, 2003, these shares were issued.

     On January 19, 2007, the Company issued two promissory notes for $10,000 each to two nonaffiliated lenders. The notes are payable by the Company only at the time, and in the event, the Company becomes current in reporting obligations under the Securities Exchange Act of 1934, as amended. At the time when the notes become payable, the Company agreed to issue and deliver to each of the two lenders 285,714 shares of the Company’s unregistered common stock. On March 9, 2007, the Company issued 571,428 shares of stock as payment for the notes payable.

     On June 18, 2007, the Company sold 142,857 shares of its common stock to Kanouff, LLC (“KLLC”), a Colorado limited liability company, for $5,000 in cash and 142,857 shares of its common stock to Underwood Family Partners, Ltd. (“Partnership”), a Colorado limited partnership, for $5,000 in cash. John P. Kanouff, an officer and director of the Company, is the sole owner and member of KLLC; and L. Michael Underwood, an officer and director of the Company, is the general partner of the Partnership. The Company sold such shares to KLLC and the Partnership in order to obtain working capital. The Registrant relied upon Section 4(2) of the Securities Act of 1933 as providing the exemption from registration under such Act for such transactions.

     On November 27, 2007, the Company sold 214,286 shares of its common stock to Kanouff, LLC (“KLLC”), a Colorado limited liability company, for $7,500 in cash and 214,286 shares of its common stock to Underwood Family Partners, Ltd. (“Partnership”), a Colorado limited partnership, for $7,500 in cash. John P. Kanouff, an officer and director of the Company, is the sole owner and member of KLLC; and L. Michael Underwood, an officer and director of the Company, is the general partner of the Partnership. The Company sold such shares to KLLC and the Partnership in order to obtain working capital. The Registrant relied upon Section 4(2) of the Securities Act of 1933 as providing the exemption from registration under such Act for such transactions.

     In connection with the 3.5 to 1 reverse stock split approved on May 29, 2008, an additional 5,729 shares of common stock were issued due to rounding provisions included in the terms of the reverse stock split. On June 4, 2008, the Company cancelled 5,729 of its outstanding shares of common stock. These shares were surrendered for cancellation by the majority shareholders of the Company in order to offset shares issued by the Company in rounding up transactions in connection with the 3.5 to 1 reverse stock split approved on May 29, 2008.

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

     On May 19, 2008, the Company received a loan for $5,500 from Kanouff, LLC (“KLLC”), a Colorado limited liability company, and a loan for $5,500 from Underwood Family Partners, Ltd. (“Partnership”), a Colorado limited partnership. John P. Kanouff, an officer and director of the Company, is the sole owner and member of KLLC; and L. Michael Underwood, an officer and director of the Company, is the general partner of the Partnership. The loans are due on demand and carry an interest rate of 5% per annum. At May 31, 2008, principal and interest totaling $11,018 was due on these loans.

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

NOTE 9 - UNCERTAIN TAX POSITIONS

     Effective June 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At June 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

     Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended May 31, 2008. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of May 31, 2008:

United States (a)	2004 – Present
(a) Includes federal as well as state or similar local jurisdictions, as applicable.

MERCARI COMMUNICATIONS GROUP, LTD. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 10 – SUBSEQUENT EVENTS

     On June 16, 2008, the registrant entered into a non binding letter of intent (“Letter of Intent”) with AmpliMed Corporation (“AmpliMed”). AmpliMed is a privately held clinical stage pharmaceutical company headquartered in Tucson, Arizona. Also parties to the Letter of Intent are Kanouff, LLC (“KLLC”) and Underwood Family Partners, Ltd. (“Partnership”), the two entities which are the majority shareholders of the registrant and which are controlled by the officers and directors of the registrant. The Letter of Intent sets forth the general terms upon which AmpliMed and or its owners would acquire, by way of a merger with a to-be-formed wholly owned subsidiary of the registrant, approximately 96% of the total issued and outstanding common stock of the registrant. Additionally, it is contemplated that KLLC and the Partnership will sell to AmpliMed a total of 819 shares of common stock of the registrant which they currently own in exchange for the payment by AmpliMed of $400,000. Pursuant to the Letter of Intent, the registrant and AmpliMed agree to negotiate a definitive merger agreement whereby AmpliMed will be combined with the registrant through a tax free reorganization. The entry into a merger agreement is subject to the completion of due diligence and the satisfaction of certain term and conditions by all parties. Pursuant to the Letter of Intent, the parties have agreed to negotiate in good faith to arrive at a mutually agreeable definitive agreement as soon as practicable, but not later than August 30, 2008. The proposed reorganization will provide AmpliMed with a public company platform to facilitate its future growth and development. Following the contemplated transaction, the existing shareholders of the registrant will retain approximately 4% of the issued and outstanding shares of the registrant’s common stock. The registrant can provide no assurance that the proposed transaction will be consummated.