Form 10-Q
period 2008-08-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2008-09-18
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
x QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

¨ TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number 0-17284

MERCARI COMMUNICATIONS GROUP, LTD.
(Exact name of registrant as specified in its charter)

Colorado	84-1085935
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2525 East Cedar Avenue, Denver, Colorado, 80209
(Address of principal executive offices)

(303) 623-0203
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   x No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company (Do not check if a smaller reporting company)	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  x No  ¨

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: as of August 31, 2008, there were 1,589,399 shares of issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited) August 31, 2008
		May 31, 2008

Current Assets
Cash	$-	$-
Cash in Escrow	3,546	10,513

Total Current Assets	3,546	10,513

Total Assets	$3,546	$10,513

Current Liabilities:
Accounts Payable & Accrued Liabilities	$5,228	$950
Shareholder Loans	11,157	11,018

Total Liabilities	16,385	11,968

Stockholders' Equity:
Common Stock, Par value $.00001
Authorized 950,000,000 shares,
Issued 1,589,399 shares at August 31, 2008 and May 31, 2008	16	16
Paid-In Capital	82,868	82,868
Deficit accumulated during the
development stage since March 1, 2004
in connection with quasi reorganization	(95,723)	(84,339)

Total Stockholders' Equity	(12,839)	(1,455)

Total Liabilities and
Stockholders' Equity	$3,546	$$10,513

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative since March 1, 2004 Inception of development stage

	(Unaudited) For the three months ended August 31,

	2008	2007

Revenues:	$-	$-	$-

Expenses:
General and administrative	11,245	5,345	95,566

Other Income (Expense):
Interest expense	(139)	-	(157)

Net Income (Loss)	$(11,384)	$(5,345)	$(95,723)

Basic & Diluted Earnings (Loss) Per Share	$(0.01)	$(0.00)

Weighted Average Shares	1,589,399	1,108,033

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative Since March 31, 2004 Inception of Development Stage

	(Unaudited) For the three months ended August 31,

	2008	2007

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(11,384)	$(5,345)	$(95,723)
Increase (Decrease) in Accounts Payable	4,278	470	(13,738)
Increase (Decrease) in Accrued Interest	139	-	157

Net Cash Used in operating activities	(6,967)	(4,875)	(109,304)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder loans	-	-	13,350
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock	-	10,000	25,000
Cash contributed by shareholders	-	-	55,000

Net Cash Provided by financing activities	-	10,000	112,740

Net (Decrease) Increase in
Cash and Cash Equivalents	(6,967)	5,125	3,436
Cash and Cash Equivalents
at Beginning of Period	10,513	-	110
Cash and Cash Equivalents
at End of Period	$3,546	$5,125	$3,546

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(continued)

			Cumulative Since March 31, 2004 Inception of Development Stage

	(Unaudited) For the three months ended August 31,

	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	-	$-
Franchise and income taxes	$-	-	$-

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

Interim Reporting

     The unaudited financial statements as of August 31, 2008 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

     Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $96,000 for the period from March 1, 2004 (inception of development stage) to August 31, 2008, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

     These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

Nature of Business

     The Company has no products or services as of August 31, 2008. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

     Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for August 31, 2008 and 2007 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

     The carrying value of the Company's financial instruments, including cash, accounts payable and accrued liabilities at August 31, 2008 and May 31, 2007 approximates their fair values due to the short-term nature of these financial instruments.

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

NOTE 2 - INCOME TAXES (continued)

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

NOTE 4 - COMMITMENTS

     As of August 31, 2008 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 6 - RELATED PARTY TRANSACTIONS

     In February 2007, the Company repaid $610 of shareholder loans totaling $2,350, and the balance of the loan, $1,740, was forgiven and reclassified as paid-in capital.

     On May 19, 2008, the Company received a loan for $5,500 from Kanouff, LLC (“KLLC”), a Colorado limited liability company, and a loan for $5,500 from Underwood Family Partners, Ltd. (“Partnership”), a Colorado limited partnership. John P. Kanouff, an officer and director of the Company, is the sole owner and member of KLLC; and L. Michael Underwood, an officer and director of the Company, is the general partner of the Partnership. These loans are due on demand and carry an interest rate of 5% per annum. At August 31, 2008, principal and accrual interest totaling $11,157 was due on these loans.

NOTE 7 - QUASI REORGANIZATION

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

NOTE 8 - UNCERTAIN TAX POSITIONS

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 9 – SUBSEQUENT EVENTS

     On June 16, 2008, the Company entered into a letter of intent (“Letter of Intent”) with AmpliMed Corporation (“AmpliMed”). AmpliMed is a privately held clinical stage pharmaceutical company headquartered in Tucson, Arizona. Also parties to the Letter of Intent are Kanouff, LLC (“KLLC”) and Underwood Family Partners, Ltd. (“Partnership”), the two entities which are the majority shareholders of the Company and which are controlled by the officers and directors of the Company. The Letter of Intent sets forth the general terms upon which AmpliMed and or its owners would acquire, by way of a merger with a to be formed wholly owned subsidiary of the Company, approximately 96% of the total issued and outstanding common stock of the Company. Additionally, it is contemplated that KLLC and the Partnership will sell to AmpliMed a total of 819 shares of common stock of the Company which they currently own in exchange for the payment by AmpliMed of $400,000. Pursuant to the Letter of Intent, the Company and AmpliMed agree to negotiate a definitive merger agreement whereby AmpliMed will be combined with the Company through a tax free reorganization. The entry into a merger agreement is subject to the completion of due diligence and the satisfaction of certain terms and conditions by all parties. Pursuant to the Letter of Intent, the parties agreed to negotiate in good faith to arrive at a mutually agreeable definitive agreement as soon as practicable, but not later than August 30, 2008. On August 21, 2008, the parties modified the Letter of Intent to extend its termination date to October 31, 2008. The proposed reorganization will provide AmpliMed with a public company platform to facilitate its future growth and development. Following the contemplated transaction, the existing shareholders of the Company will retain approximately 4% of the issued and outstanding shares of the Company’s common stock. The Company can provide no assurance that the proposed transactions will be consummated.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended May 31, 2008. Also, persons reading this Report should read and consider the Risk Factors included in Item 1 of the Company’s annual report on Form 10-KSB for the year ended May 31, 2008.

Results of Operations

     The Company is a development stage business, which intends to acquire a United States or foreign based business which is privately owned and wishes to become a publicly owned business. The Company was inactive and did not file reports required under the Exchange Act from 1990 through 2000, and had no operations from 1990 through 2008. The Company was reactivated in 2001 and is now current in its state and United States internal revenue filing obligations and the Company has filed all reports required to be filed by it with the SEC under the Securities Exchange Act, during the past seven years. The Company is now actively seeking one or more acquisition candidates. The Company has entered into a non binding letter of intent to engage in a reorganization as described in this Report.

     During each of the years since the Company was reactivated, the Company has had no revenue and has had losses approximately equal to the expenditures made to reactivate and meet filing and reporting obligations. We do not expect any revenue unless and until a business acquisition transaction is completed. Our expenses have been paid from capital contributions and advances from the directors of the Company..

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

     The Company’s business plan requires substantial funding from a public or private offering of its common stock in connection with a business acquisition, for which the Company has no commitments. The Company may actively pursue other financing or funding opportunities at such time as a business acquisition opportunity becomes available.

     During February of 2008, shares of the common stock of the Company were cleared for quotation on the OTC Bulletin Board and the Pink Sheets under the symbol of “MCAR”.

Off Balance Sheet Arrangements

     We have no off balance sheet financing or similar arrangements and we do not expect to initiate any such arrangement.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable to the Company.

Item 4T.     Controls and Procedures.

     We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to the Board of Directors. As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President (the Chief Executive Officer) and the Treasurer (the Chief Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, such officers concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting such officers to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act and that the information is recorded, processed, summarized, and reported within the time periods specified in the applicable rules and forms.

     Our management, consisting of our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will necessarily prevent all errors and all fraud, if any. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and benefits of controls must be considered relative to their costs. Because of inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company would be detected.

     (b)      Management’s Report on Internal Control Over Financial Reporting

     Our management, consisting of our Chief Executive Officer and our Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company. These officers assessed the effectiveness of our internal control over financial reporting as of August 31, 2008. In making this assessment the officers concluded that, as of that date, the Company’s internal control over financial reporting is effective based on reasonable criteria for very small issuers such as the Company and in accordance with the interpretive guidance included in Release 34-55929.

     (c)      Changes in Internal Controls

     Based on their evaluation as of August 31, 2008, management of the Company concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

     There is no pending litigation to which the Company is presently a party or to which the Company’s property is subject and management is not aware of any litigation which may arise in the future.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information

None.

Item 6.     Exhibits.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCARI COMMUNICATIONS
GROUP, LTD.
(Registrant)

DATE:	September 18, 2008	By: /s/ L. Michael Underwood
L. Michael Underwood, President
(Principal Executive Officer)

DATE:	September 18, 2008	By: /s/John P. Kanouff
John P. Kanouff, Treasurer
(Principal Accounting Officer)