Form 10-Q
period 2009-02-28
MERCARI COMMUNICATIONS GROUP LTD
filed 2009-03-31
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
x QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: as of February 28, 2009, there were 1,589,399 shares of issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited) February 28, 2009
		May 31, 2008

Current Assets
Cash	$-	$-
Cash in Escrow	1,601	10,513

Total Current Assets	1,601	10,513

Total Assets	$1,601	$10,513

Current Liabilities:
Accounts Payable & Accrued Liabilities	$10	$950
Shareholder Loans	21,575	11,018

Total Liabilities	21,585	11,968

Stockholders' Equity:
Common Stock, Par value $.00001
Authorized 950,000,000 shares,
Issued 1,589,399 shares at February 28, 2009 and May 31, 2008	16	16
Paid-In Capital	82,868	82,868
Deficit accumulated during the
development stage since March 1, 2004
in connection with quasi reorganization	(102,868)	(84,339)

Total Stockholders' Equity	(19,984)	(1,455)

Total Liabilities and
Stockholders' Equity	$1,601	$$10,513

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative since March 1, 2004 Inception of development stage

	(Unaudited) For the three months ended February 28,		(Unaudited) For the nine months ended February 28

	2009	2008	2009	2008

Revenues:	$-	$-	$-	$-	$-

Expenses:
General and administrative	1,921	5,230	17,972	17,692	102,293

Other Income (Expense):
Interest expense	(262)	-	(557)	-	(575)

Net Income (Loss)	$(2,183)	$(5,230)	$(18,529)	$(17,692)	$(102,868)

Basic & Diluted Loss Per Share	$-	$-	$(.01)	$(.01)

Weighted Average Shares	1,589,399	1,589,399	1,589,399	1,291,693

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative Since March 31, 2004 Inception of Development Stage

	(Unaudited) For the nine months ended February 28,

	2009	2008

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(18,529)	$(17,692)	$(102,868)
Increase (Decrease) in Accounts Payable	(940)	(875)	(18,956)
Increase (Decrease) in Accrued Interest	557	-	575

Net Cash Used in operating activities	(18,912)	(18,567)	(121,249)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder loans	10,000	-	23,350
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock	-	25,000	25,000
Cash contributed by shareholders	-	-	55,000

Net Cash Provided by financing activities	10,000	25,000	122,740

Net (Decrease) Increase in
Cash and Cash Equivalents	(8,912)	6,433	1,491
Cash and Cash Equivalents
at Beginning of Period	10,513	-	110
Cash and Cash Equivalents
at End of Period	$1,601	$6,433	$1,601

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(continued)

			Cumulative Since March 31, 2004 Inception of Development Stage

	(Unaudited) For the nine months ended February 28,

	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	-	$-
Franchise and income taxes	$-	-	$-

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

Interim Reporting

     The unaudited financial statements as of February 28, 2009 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

     Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $102,868 for the period from March 1, 2004 (inception of development stage) to February 28, 2009, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Nature of Business

     The Company has no products or services as of February 28, 2009. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

     Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for February 28, 2009 and 2008 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

     The carrying value of the Company's financial instruments, including cash, accounts payable and accrued liabilities at February 28, 2009 and May 31, 2008 approximates their fair values due to the short-term nature of these financial instruments.

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

NOTE 4 - COMMITMENTS

     As of February 28, 2009 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

     On May 19, 2008, the Company received a loan for $5,500 from Kanouff, LLC (“KLLC”), a Colorado limited liability company, and a loan for $5,500 from Underwood Family Partners, Ltd. (“Partnership”), a Colorado limited partnership. John P. Kanouff, an officer and director of the Company, is the sole owner and member of KLLC; and L. Michael Underwood, an officer and director of the Company, is the general partner of the Partnership. On November 18, 2008, the Company received a loan for $5,000 from KLLC and a loan for $5,000 from the Partnership. These loans are due on demand and carry an interest rate of 5% per annum. At February 28, 2009, principal and accrual interest totaling $21,575 was due on these loans.

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 9 – SUBSEQUENT EVENTS

     On November 30, 2008, the Company entered into a nonbinding letter of intent (“Letter of Intent”) with Diversified Private Equity Corporation (“DPEC”) and its wholly owned subsidiaries and affiliated companies (collectively referred to as “DPEC”). DPEC is headquartered in New York, NY, and is a vertically integrated company that creates, develops, markets, sells and manages private equity investment opportunities principally in the biotechnology industry and in non-leveraged global real estate assets. Also parties to the Letter of Intent are Kanouff, LLC (“KLLC”) and Underwood Family Partners, Ltd. (“Partnership”), the two entities which are the majority shareholders of the Company and which are controlled by the officers and directors of the Company. The Letter of Intent sets forth the general terms upon which DPEC and or its investors would acquire, by way of a merger with a to be formed wholly owned subsidiary of the Company, between approximately 96.5% and 97% of the total issued and outstanding common stock of the Company. Following the merger, the Letter of Intent provides that the existing shareholders of the Company would retain between approximately 3.5% and 3% of the total issued and outstanding common stock of the Company. Under the Letter of Intent, all of these percentages are subject to dilution based upon any additional financing contemplated under the Letter of Intent. Additionally, it was contemplated under the Letter of Intent that KLLC and the Partnership would sell to DPEC a total of 400 shares of common stock of the Company which they currently own in exchange for the payment by DPEC of $350,000; $50,000 of which was paid as a deposit. Pursuant to the Letter of Intent, the Company and DPEC agree to negotiate a definitive merger agreement under which the merger would be consummated as a tax free reorganization. The entry into a merger agreement is subject to the completion of due diligence and the satisfaction of certain terms and conditions by all parties. The Letter of Intent provides that it would terminate if a merger does not occur by April 6, 2009, which date may be extended for 30 days by either the Company or DPEC. The proposed reorganization will provide DPEC with a public company platform to facilitate its future growth and development. On February 25, 2009, the parties to the Letter of Intent entered into a Modification and Amendment of the Letter of Intent (“Amended LOI”). The Amended LOI did not become legally effective until March 27, 2009. Under the Amended LOI, the termination date is changed to August 14, 2009, unless extended for an additional 30 days by either DPEC or the Company; the post merger percentage ownership ranges are changed to between approximately 96.5% and 98% for DPEC shareholders and 2% to 3.5% for shareholders of the Company; the purchase price of the 400 shares by DPEC from KLLC and the Partnership is changed to $360,000; and the deposit paid to KLLC and the Partnership is changed to $100,000.

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

     (b)      Management’s Report on Internal Control Over Financial Reporting

     Our management, consisting of our Chief Executive Officer and our Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company. These officers assessed the effectiveness of our internal control over financial reporting as of February 28, 2009. In making this assessment the officers concluded that, as of that date, the Company’s internal control over financial reporting is effective based on reasonable criteria for very small issuers such as the Company and in accordance with the interpretive guidance included in Release 34-55929.

     (c)      Changes in Internal Controls

     Based on their evaluation as of February 28, 2009, management of the Company concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

MERCARI COMMUNICATIONS GROUP, LTD. (Registrant)

DATE:	March 31, 2009	By: /s/ L. Michael Underwood
L. Michael Underwood, President (Principal Executive Officer)

DATE:	March 31, 2009	By: /s/ John P. Kanouff
John P. Kanouff, Treasurer (Principal Accounting Officer)