Form 10-K
period 2009-05-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2009-08-26
CIK 835662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

x  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                                                                For the fiscal year ended: May 31, 2009

¨  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                                                         For the transition period from ________ to ________

Commission file number: 0-17284

Mercari Communications Group, Ltd.
                    (Exact name of registrant in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☐	No	☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  x No  ¨

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of voting and nonvoting common equity held by nonaffiliates computed with reference to the last price at which the common equity was sold, or the average bid and asked price of such common equity: the aggregate value of the voting and nonvoting common stock held by nonaffiliates as of November 30, 2008, was $10,229 based upon the price at which the common stock was last sold prior to November 30, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of May 31, 2009, there were 1,589,399 shares of Issuer’s common stock outstanding. No other class of equity securities is issued or outstanding.

Documents incorporated by reference: None

Mercari Communications Group, Ltd.
Form 10-K Annual Report

PART I

Part I

ITEM 1.  BUSINESS

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

     During August of 2004, the registrant’s shareholders approved a plan of quasi reorganization pursuant to which accounts were restated to eliminate the accumulated deficit and related capital accounts on the registrant’s balance sheet. This quasi reorganization was effective on March 1, 2004. On August 3, 2004, the registrant effected a 900 for 1 reverse stock split; and on June 2, 2009, the registrant effected a 3 ½ for 1 reverse stock split.

     All references to the registrant’s common stock in this Form have been restated to reflect these reverse stock splits. As of May 31, 2009, there were 1,589,399 shares of the registrant’s common stock outstanding.

Business

     During each of the years since the registrant was reactivated, the registrant has had no revenue and has had losses approximately equal to the expenditures required to reactivate and comply with filing and reporting obligations. The registrant does not expect any revenue unless and until a business acquisition transaction is completed. Expenditures have been paid by the registrant from capital contributions and loans made to the registrant by entities controlled by the registrant's directors.

     During June of 2007, registrant’s two largest shareholders each purchased 142,857 shares (reflecting the subsequent reverse share split) for $5,000 cash, and in November 2007, each also purchased 214,286 shares for $7,500 cash. Each of the two shareholders is affiliated with one of registrant’s two directors. Each shareholder also made a loan of $5,500 to registrant in May 2009, made a loan of $5,000 in November 2008, and made a loan of $3,000 in May 2009.

     On November 30, 2008, the registrant entered into a nonbinding letter of intent (“Letter of Intent”) with Diversified Private Equity Corporation (“DPEC”) and its wholly owned subsidiaries and affiliated companies (collectively referred to as “DPEC”). DPEC is headquartered in New York, NY, and is a vertically integrated company that creates, develops, markets, sells and manages private equity investment opportunities principally in the biotechnology industry and in non leveraged global real estate assets. Also parties to the Letter of Intent are Kanouff, LLC (“KLLC”) and Underwood Family Partners, Ltd. (“Partnership”), the two entities which are the majority shareholders of the registrant and which are controlled by the officers and directors of the registrant. The Letter of Intent sets forth the general terms upon which DPEC and its investors would acquire, by way of a reorganization transaction, between approximately 96.5% and 97% of the total issued and outstanding common stock of the registrant. Following the reorganization, the Letter of Intent provides that the existing shareholders of the registrant would retain between approximately 3.5% and 3% of the total issued and outstanding common stock of the registrant. Under the Letter of Intent, all of these percentages are subject to dilution based upon any additional financing contemplated under the Letter of Intent. Additionally, it was contemplated under the Letter of Intent that KLLC and the Partnership would sell to DPEC a total of 400 shares of common stock of the registrant which they currently own in exchange for the payment by DPEC of $350,000; $50,000 of which was paid as a deposit. Pursuant to the Letter of Intent, the registrant and DPEC agree to negotiate a definitive reorganization agreement under which the reorganization would be consummated as a tax free reorganization. The entry into a reorganization agreement is subject to completion of due diligence and the satisfaction of certain terms and conditions by the parties. The Letter of Intent provides that it would terminate if a reorganization does not occur by April 6, 2009, which date may be extended for 30 days by either the registrant or DPEC. The proposed reorganization will provide DPEC with a public company platform to facilitate its future growth and development. On February 25, 2009, the parties to the Letter of Intent entered into a Modification and Amendment of the Letter of Intent (“Amended LOI”). The Amended LOI did not become legally effective until March 27, 2009. Under the Amended LOI, the termination date was changed to August 14, 2009, unless extended for an additional 30 days by either DPEC or the registrant; the post reorganization percentage ownership ranges are changed to between approximately 96.5 % and 98% for DPEC shareholders and 2% to 3.5% for shareholders of the registrant; the purchase price of the 400 shares by DPEC from KLLC and the partnership is changed to $360,000; and the deposit paid to KLLC and the Partnership is changed to $100,000. On August 4, 2009, DPEC extended the termination date from August 14, 2009 to September 14, 2009.

How to obtain our SEC Filings

     The registrant files annual, quarterly, and special reports, and other information with the Securities and Exchange Commission (“SEC”). These reports and other information can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, D.C. 20549. Such materials may also be accessed electronically by means of the SEC’s website at www.sec.gov.

ITEM 1A.   RISK FACTORS

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

     Although we signed a letter of intent on November 30, 2008, we have no definitive agreement with respect to engaging in a business combination with DPEC. No assurances can be given that we will successfully conclude a business combination with DPEC.

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

     Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”), which provides significantly less liquidity than a securities exchange or an automated quotation system. There is uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange. There is currently limited or no volume of trading in our common stock. The purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

     None. Also, as a smaller reporting company the registrant is not required to provide information under this item.

ITEM 2.   PROPERTIES

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

ITEM 4.   SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of shareholders of the registrant during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHES OF EQUITY SECURITIES

(a)   Market Information.

During the past five years, no public market for the common stock of the registrant existed until February 29, 2008 when the registrant’s common stock was cleared for trading on the OTC Bulletin Board and the Pink Sheets. The current trading symbol for the registrant’s common stock is “MCAR”.  Although three broker dealers registered as market makers for the registrant’s common stock, only a minimal number of shares have been traded since February 29, 2008. The average bid price for a share of the registrant’s common stock from February 29, 2008, to May 30, 2008 was $.262504. The average bid price for a share of the registrant’s common stock from June 2, 2008, to May 31, 2009, was $.01. There was no ask price for a share of the registrants common stock during either of the foregoing periods. These quotations reflect inter-dealer quotations and prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

(b)   Holders.

     As of May 31, 2009, there were 1,589,399 shares of common stock issued and outstanding held by approximately 137 shareholders of record on that date. There are no shares of preferred stock outstanding.

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

ITEM 6.   SELECTED FINANCIAL DATA

     As a smaller reporting company, the registrant is not required to provide information for this item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be reviewed in connection with the financial statements and management’s comments thereon set forth under this Item and Item 8 of this Report.

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

     During each of the years since the registrant was reactivated in 2001, the registrant has had no revenue and has had losses approximately equal to the expenditures made to reactivate and meet required filing and reporting obligations. We do not expect any revenue unless and until a business acquisition transaction is completed. Our expenses have been paid from capital contributions and loans from affiliates of the directors of the registrant.

Liquidity and Capital Resources

     The registrant requires working capital principally to fund its current operations which consist of filing required documents with federal and state regulatory authorities to maintain registrant’s status as in compliance with applicable requirements, and seeking a merger or acquisition candidate. There are no commitments from banks or other lending sources, including from officers and directors, for lines of credit or similar short-term borrowing; but the registrant has in the past been able to obtain additional capital required from affiliates of the directors of the registrant.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     As a smaller reporting company, the registrant is not required to provide information for this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MERCARI COMMUNICATIONS GROUP, LTD. (A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

MAY 31, 2009 AND 2008

CONTENTS

Page
Independent Registered Public Accountants Report	11

Balance Sheets
May 31, 2009 and 2008	12

Statements of Operations
For the Years Ended May 31, 2009 and 2008
And for the Cumulative Period from March 1, 2004 to May 31, 2009	13

Statement of Stockholders' Equity for the
Period from December 30, 1987 (Inception) to May 31, 2009	14

Statements of Cash Flows
For the Years Ended May 31, 2009 and 2008
And for the Cumulative Period from March 1, 2004 to May 31, 2009	18

Notes to Financial Statements	20

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

Mercari Communications Group, Ltd. (A Development Stage Company)

     We have audited the accompanying balance sheets of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2009 and 2008, and the related statements of operations and cash flows for the two years ended May 31, 2009 and 2008, and the cumulative period from March 1, 2004 (inception of development stage) to May 31, 2009, and the statement of stockholders’ equity for the period from December 30, 1987 (inception) to May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2009 and 2008, and the results of its operations and its cash flows for the two years ended May 31, 2009 and 2008, and the cumulative period from March 1, 2004 (inception of development stage) to May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison Hill & Co.
Certified Public Accountants

Salt Lake City, Utah August 25, 2009

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	May 31,
	2009	2008

Current Assets
Cash in Escrow	$6,250	$10,513

Total Current Assets	6,250	10,513

Total Assets	$6,250	$10,513

Current Liabilities:
Accounts Payable & Accrued Liabilities	$566	$950
Shareholder Loans	27,849	11,018

Total Liabilities	28,415	11,968

Stockholders' Equity:
Common Stock, Par value $.00001
Authorized 950,000,000 shares,
Issued 1,589,399 shares at May 31, 2009 and 2008	16	16
Paid-In Capital	82,868	82,868
Deficit accumulated during the
development stage since March 1, 2004
in connection with quasi reorganization	(105,049)	(84,339)

Total Stockholders' Equity	(22,165)	(1,455)

Total Liabilities and
Stockholders' Equity	$6,250	$10,513

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD. (A Development Stage Company) STATEMENTS OF OPERATIONS

			Cumulative since March 1, 2004 Inception of development stage

	For the years ended May 31,

	2009	2008

Revenues:	$-	$-	$-

Expenses:
General and administrative	19,879	23,612	104,200

Other Income (Expense):
Interest expense	(831)	(18)	(849)

Net Income (Loss)	$(20,710)	$(23,630)	$(105,049)

Basic & Diluted Earnings (Loss) Per Share	$(0.01)	$(0.02)

Weighted Average Shares	1,589,399	1,364,574

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2009

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
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2009
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
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2009
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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2009
(continued)

						Deficit Accumulated Since August 31, 2001 Inception of Development Stage (Prior to quasi reorganization)	Deficit Accumulated Since March 1, 2004 Inception of Development Stage (Since quasi reorganization)

			Common Stock to be Issued
	Common Stock			Paid-In Capital	Retained Deficit
	Shares	Par Value

Balance at May 31, 2004	303,685	$3	$-	$31,141	$-	$-	$(12,431)

Capital contributed by shareholder	-	-	-	5,000	-	-	-
Net loss	-	-	-	-	-	-	(19,302)
Balance at May 31, 2005	303,685	3	-	36,141	-	-	(31,733)

Net loss	-	-	-	-	-	-	(7,728)
Balance at May 31, 2006	303,685	3	-	36,141	-	-	(39,461)

Capital Contributed by shareholder	-	-	-	1,740	-	-	-
Issuance of Shares for notes
payable	571,428	6	-	19,994	-	-	-
Net Loss	-	-	-	-	-	-	(21,248)
Balance at May 31, 2007	875,113	9	-	57,875	-	-	(60,709)

Stock issued for cash - $.01/share	714,286	7	-	24,993	-	-	-
Net Loss	-	-	-	-	-	-	(23,630)
Balance at May 31, 2008	1,589,399	$16	$-	$82,868	$-	$-	$(84,339)

Net Loss	-	-	-	-	-	-	(20,710)
Balance at May 31, 2009	1,589,399	$16	$-	$82,868	$-	$-	$(105,049)

The accompanying notes are an integral part of these financial statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since
			March 31,
			2004
	For the years ended		Inception of
	May 31,		Development
	2009	2008	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(20,710)	$(23,630)	$(105,049)
Increase (Decrease) in Accounts Payable	(384)	(1,875)	(18,400)
Increase (Decrease) in Accrued Interest	831	18	849

Net Cash Used in operating activities	(20,263)	(25,487)	(122,600)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder loans	16,000	11,000	29,350
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock	-	25,000	25,000
Cash contributed by shareholders	-	-	55,000

Net Cash Provided by financing activities	16,000	36,000	128,740

Net (Decrease) Increase in
Cash and Cash Equivalents	(4,263)	10,513	6,140
Cash and Cash Equivalents
at Beginning of Period	10,513	-	110
Cash and Cash Equivalents
at End of Period	$6,250	$10,513	$6,250

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

     Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $105,000 for the period from March 1, 2004 (inception of development stage) to May 31, 2009, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

Nature of Business

     The Company has no products or services as of May 31, 2009. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

MERCARI COMMUNICATIONS GROUP, LTD. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

     Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for May 31, 2009 and 2008 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

     As of May 31, 2009, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $105,000 that may be offset against future taxable income through 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2009	2008
Net Operating Losses	$15,750	$12,651
Valuation Allowance	(15,750)	(12,651)
	$-	$-

     The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2009	2008
Provision (Benefit) at US Statutory Rate	$3,099	$3,187
Increase (Decrease) in Valuation Allowance	(3,099)	(3,187)
	$-	$-

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

NOTE 4 - COMMITMENTS

     As of May 31, 2009 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

     On May 19, 2008, the Company received a loan for $5,500 from Kanouff, LLC (“KLLC”), a Colorado limited liability company, and a loan for $5,500 from Underwood Family Partners, Ltd. (“Partnership”), a Colorado limited partnership. John P. Kanouff, an officer and director of the Company, is the sole owner and member of KLLC; and L. Michael Underwood, an officer and director of the Company, is the general partner of the Partnership. On November 18, 2008, the Company received a loan for $5,000 from KLLC and a loan for $5,000 from the Partnership. These loans are due on demand and carry an interest rate of 5% per annum. On May 29, 2009, the Company received a loan for $3,000 from KLLC and a loan for $3,000 from the Partnership. These loans are due on demand and carry an interest rate of 5% per annum. At May 31, 2009, principal and accrual interest totaling $27,849 was due on these loans.

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

     Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended May 31, 2009. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2005. The following describes the open tax years, by major tax jurisdiction, as of May 31, 2009:

United States (a)	2005 – Present
(a) Includes federal as well as state or similar local jurisdictions, as applicable.

MERCARI COMMUNICATIONS GROUP, LTD. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 9 - SUBSEQUENT EVENTS

     On November 30, 2008, the Company entered into a nonbinding letter of intent (“Letter of Intent”) with Diversified Private Equity Corporation (“DPEC”) and its wholly owned subsidiaries and affiliated companies (collectively referred to as “DPEC”). DPEC is headquartered in New York, NY, and is a vertically integrated company that creates, develops, markets, sells and manages private equity investment opportunities principally in the biotechnology industry and in non-leveraged global real estate assets. Also parties to the Letter of Intent are Kanouff, LLC (“KLLC”) and Underwood Family Partners, Ltd. (“Partnership”), the two entities which are the majority shareholders of the Company and which are controlled by the officers and directors of the Company. The Letter of Intent sets forth the general terms upon which DPEC and or its investors would acquire, by way of a merger with a to be formed wholly owned subsidiary of the Company, between approximately 96.5% and 97% of the total issued and outstanding common stock of the Company. Following the merger, the Letter of Intent provides that the existing shareholders of the Company would retain between approximately 3.5% and 3% of the total issued and outstanding common stock of the Company. Under the Letter of Intent, all of these percentages are subject to dilution based upon any additional financing contemplated under the Letter of Intent. Additionally, it was contemplated under the Letter of Intent that KLLC and the Partnership would sell to DPEC a total of 400 shares of common stock of the Company which they currently own in exchange for the payment by DPEC of $350,000; $50,000 of which was paid as a deposit. Pursuant to the Letter of Intent, the Company and DPEC agree to negotiate a definitive merger agreement under which the merger would be consummated as a tax free reorganization. The entry into a merger agreement is subject to the completion of due diligence and the satisfaction of certain terms and conditions by all parties. The Letter of Intent provides that it would terminate if a merger does not occur by April 6, 2009, which date may be extended for 30 days by either the Company or DPEC. The proposed reorganization will provide DPEC with a public company platform to facilitate its future growth and development. On February 25, 2009, the parties to the Letter of Intent entered into a Modification and Amendment of the Letter of Intent (“Amended LOI”). The Amended LOI did not become legally effective until March 27, 2009. Under the Amended LOI, the termination date is changed to August 14, 2009, unless extended for an additional 30 days by either DPEC or the Company; the post merger percentage ownership ranges are changed to between approximately 96.5% and 98% for DPEC shareholders and 2% to 3.5% for shareholders of the Company; the purchase price of the 400 shares by DPEC from KLLC and the Partnership is changed to $360,000; and the deposit paid to KLLC and the Partnership is changed to $100,000. On August 4, 2009, DPEC extended the termination date from August 14, 2009 to September 14, 2009.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The registrant has had no disagreement with its accountants on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement.

ITEM9A(T).  CONTROLS AND PROCEDURES

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

(b)    Management’s Report on Internal Control Over Financial Reporting

     The registrant’s president and treasurer, acting as the chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the registrant. These officers assessed the effectiveness of our internal control over financial reporting as of May 31, 2009. In making this assessment the officers concluded that, as of that date registrant’s internal control over financial reporting is effective based on reasonable criteria for very small issuers as such as registrant and in accordance with the interpretive guidance included in Release No. 34-55929.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

     The following table sets forth the names and ages of all directors and executive officers of the registrant as of the end of the last fiscal year and on the date of this report:

Director’s Name	Age	Position	Date First Elected/Appointed

L. Michael Underwood	56	President and Director	April 23, 2007
John P. Kanouff	65	Secretary, Treasurer and Director	April 23, 2007

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

     The Board of Directors meets periodically throughout the year as the level of corporate activity dictates. During the years of 1990 through 1999 the Board held no meetings and there were no actions taken by unanimous consent. During each fiscal year from 2001 through May 31, 2006 there was one meeting of the Board of Directors, by telephone. During the fiscal year ended May 31, 2009, there were seven meetings of the Board, all by unanimous written consent.

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

Section 16(a) Beneficial Ownership Compliance

     Based solely on our review of the copies of the Section 16(a) reports furnished to the registrant, the registrant considers that all Section 16(a) filing requirements applicable to the officers, directors, and holders of 10% of our outstanding common stock were timely met during the fiscal year ended May 31, 2009.

Code of Ethics

     The registrant has not adopted a Code of Ethics that applies to the registrant’s principal executive officers, the principal financial officer, the principal accounting officer or the controller. No Code of Ethics has been adopted because the registrant has two directors, who also serve as the only officers and the registrant and the Board of Directors chose not to reduce to writing standards designed to deter wrongdoing and promote honest and ethical conduct. The Board of Directors believes that the registrant’s very small size and the limited number of personnel who are responsible for its operations make a formal Code of Ethics unnecessary.

ITEM 11. EXECUTIVE COMPENSATION

     No compensation was paid to the Board of Directors or to executive officers of the registrant in their capacities as such, or for any other purpose between December 2000, and the date of this Report. The current directors do not anticipated that any compensation will be paid to any current member of the board or to any current officer of the registrant.

Employment Agreements or Other Compensation Arrangements:  None.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKER MATTERS

     The following table sets forth, as of May 31, 2009, the shares of common stock owned by each current director, by directors and executive officers as a group, and by each person known by the registrant to own more than 5 % of the outstanding common stock.

Name and Address of Beneficial Owners Directors	Number of Shares Owned(1)		Percent

John P. Kanouff	692,409	(2)	43.6%
2525 E. Cedar Ave.
Denver, CO 80209

L. Michael Underwood	692,410	(3)	43.6%
5 Eagle Pointe Lane
Castle Rock, CO 80108

All Executive Officers and Directors as a Group
(2 persons)	1,384,819		87.2%

____________________

(1)	Based upon 1,589,399 shares of common stock issued and outstanding as of Mat 31, 2009.

(2)	The shares are owned by Kanouff, LLC, of which Mr. Kanouff is the sole owner and Manager.

(3)	The shares are owned by Underwood Family Partners, Ltd., of which Mr. Underwood is the General Partner and a beneficial owner.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

     The office space, telephone and office supplies consumed by the registrant during the fiscal year ending May 31, 2009, were provided without cost by the officers and directors of the registrant.

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

     On June 18, 2007, the registrant sold 142,857 shares of its common stock to Kanouff, LLC, of which John P. Kanouff is the sole owner, for $5,000. On that date the registrant also sold 142,857 shares of its common stock to Underwood Family Partners, Ltd., of which L. Michael Underwood is the General Partner, for $5,000. On November 27, 2007, the registrant sold 214,286 shares of common stock to Kanouff, LLC for $7,500 and sold 214,286 shares to Underwood Family Partners, Ltd. for $7,500. During May 2008, KLLC and the Partnership each loaned $5,500 to the registrant; during November 2008, KLLC and the Partnership each loaned $5,000 to the registrant; and during May 2009 KLLC and the Partnership each loaned $3,000 to the registrant.. These loans are represented by demand promissory notes bearing interest at 5% per annum. At May 31, 2009, principal and accrued interest totaling $27,849 was due on these loans.

     Kanouff, LLC and Underwood Family Partners, Ltd, each agreed to surrender to the registrant for cancellation one half of the number of shares required to effect rounding up transactions in connection with the reverse stock split of the registrant’s outstanding shares which was effective on June 2, 2009. In accordance with these agreements, on June 4, 2009, Kanouff, LLC surrendered for cancellation 2,865 of its shares and Underwood Family Partners, Ltd. surrendered for cancellation 2,864 of its shares.

     As of the date of this report, we do not have in place any policies with respect to whether we will enter into agreements with related persons in the future.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The firm of Robison Hill & Company has acted as independent auditor for the registrant for the fiscal years ended May 31, 2001 through 2009. The Independent Auditors’ Report on the financial statements of the registrant for each of the last five fiscal years each raised substantial doubt about the registrant’s ability to be a going concern and each report indicated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. The registrant has had no disagreements with its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

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

	Year Ended	Year Ended
	May 31, 2009	May 31, 2008

Audit Fees	$9,292	$5,312
Tax Fees	100	80
All Other Fees	-	-

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

     The Board of Directors, acting as the Audit Committee, pre-approved 100% of the Company’s 2009 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the SEC’s final pre approval rules.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report.

1.	Financial Statements

2.	Financial Statement Schedules. None.

3.	Exhibits

The following exhibits are included as part of this report:

Exhibit
Number Description

3.1	Articles of Incorporation.*

3.1A	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to registrant’s
Current Report on Form 8-K filed May 30, 2009).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to registrant’s Current Report on Form 8- K filed May 30, 2009).

3.3	Plan of Recapitalization adopted August 4, 2004.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________

 *  Incorporated by reference to such exhibits filed with Form 10-KSB for the fiscal year ended May 31,2006.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD.

By /s/ L. Michael Underwood
      L. Michael Underwood, President
      (Principal Executive)

By /s/ John P. Kanouff
      John P. Kanouff, Secretary/Treasurer
      (Principal Financial Officer)

Dated: August 26, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of August 2009.

Signatures	Title

/s/ L. Michael Underwood L. Michael Underwood	President

/s/ John P. Kanouff John P. Kanouff	Secretary/Treasurer