Form 10-Q
period 2009-11-30
MERCARI COMMUNICATIONS GROUP LTD
filed 2009-12-30
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17284

MERCARI COMMUNICATIONS GROUP, LTD.
(Exact name of registrant as specified in its charter)

Colorado	84-1085935
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

135 Fifth Ave., 10th Floor, New York, NY 10010
(Address of principal executive offices)

(212) 739-7689
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  As of December 30, 2009, there were 45,411,400 shares of issuer’s common stock outstanding.

MERCARI COMMUNICATIONS GROUP, LTD.
FORM 10-Q
November 30, 2009

INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about Mercari Communications Group, Ltd. (the “Company,” “Mercari,” “we,” “us,” and “our”) that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made.  The Company undertakes no obligation to update any forward-looking statement.

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates, financial condition, results of operations, future performance and business, including management's expectations and estimates with respect to revenues, expenses, return on equity, return on assets, asset quality and other financial data.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company's results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	general economic and industry conditions;

•	limited resources and need for additional financing;

•	competition for suitable private companies with which to merge;

•	no definitive agreements or business opportunities identified;

•	substantial dilution to current shareholders if a merger occurs; and

•	our stock is thinly traded with limited liquidity.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A of the Company’s 2009 Annual Report filed on Form 10-K with the SEC, which is available on the SEC’s website at www.sec.gov.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited) November 30, 2009	May 31, 2009
Current Assets
Cash	$44,975	$-
Cash in Escrow	-	6,250
Total Current Assets	44,975	6,250
Total Assets	$44,975	$6,250

Current Liabilities:
Accounts Payable & Accrued Liabilities	1,836	566
Shareholder Loans	-	27,849
Total Liabilities	$1,836	$28,415

Stockholders' Equity:
Common Stock, Par value $.00001 Authorized 950,000,000 shares, Issued 45,411,400 shares at November 30, 2009 and 1,589,399 at May 31, 2009	454	16
Paid-In Capital	158,722	82,868
Deficit accumulated during the development stage since March 1, 2004 in connection with quasi reorganization	(116,037)	(105,049)
Total Stockholders' Equity	43,139	(22,165)

Total Liabilities and Stockholders' Equity	$44,975	$6,250

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative
					since
					March 1,
	(Unaudited)		(Unaudited)		2004
	For the three months ended		For the six months ended		Inception of
	November 30,		November 30		development
	2009	2008	2009	2008	stage
Revenues:	$-	$-	$-	$-	$-
Expenses:
General and administrative	8,813	4,806	10,367	16,051	114,567
Other Income (Expense):
Interest expense	(270)	(156)	(621)	(295)	(1,470)
Net Income (Loss)	$(9,083)	$(4,962)	$(10,988)	$(16,346)	$(116,037)
Basic & Diluted Loss Per Share	(0.001)	(0.003)	(0.002)	(0.010)
Weighted Average Shares	11,592,247	1,589,399	6,618,153	1,589,399

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	(Unaudited) For the six months ended November 30,		Cumulative Since March 31, 2004 Inception of Development
	2009	2008	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,988)	$(16,346)	$(116,037)
Increase (Decrease) in Accounts Payable	1,270	(382)	(17,130)
Increase (Decrease) in Accrued Interest	621	295	1,470
Net Cash Used in operating activities	(9,097)	(16,433)	(131,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder loans	4,000	10,000	33,350
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock	43,822	-	68,822
Cash contributed by shareholders	-	-	55,000
Net Cash Provided by financing activities	47,822	10,000	176,562

Net (Decrease) Increase in Cash and Cash Equivalents	38,725	(6,433)	44,865
Cash and Cash Equivalents at Beginning of Period	6,250	10,513	110
Cash and Cash Equivalents at End of Period	$44,975	$4,080	$44,975

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
On November 9, 2009, two former directors of the Company forgave a total of $32,470 of loans previously made to the Company. This amount included principal of $31,000 and accrued interest of $1,470. The forgiveness of these loans was classified as paid-in capital in the financial statements.

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

Interim Reporting

The unaudited financial statements as of November 30, 2009 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Mercari Communications Group, Ltd. will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $116,037 for the period from March 1, 2004 (inception of development stage) to November 30, 2009, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Nature of Business

The Company has no products or services as of November 30, 2009. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for November 30, 2009 and 2008 and are thus not considered.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, accounts payable and accrued liabilities at November 30, 2009 and May 31, 2009  approximates their fair values due to the short-term nature of these financial instruments.

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

NOTE 4 - COMMITMENTS

As of November 9, 2009 all activities of the Company are conducted on a rent free basis at the corporate offices of Diversified Private Equity Corporation (“DPEC”), the major shareholder of the Company.  Currently, there are no outstanding debts owed by the Company for the use of these facilities.

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

On December 17, 2001, the Board of Directors authorized the sale of 240,945 restricted common shares at par value to three directors of the Company. The directors paid $7,590 in cash consideration for those shares. During the year ended May 31, 2003, these shares were issued.

On January 19, 2007, the Company issued two promissory notes for $10,000 each to two nonaffiliated lenders. The notes were payable by the Company only at the time, and in the event, the Company became current in reporting obligations under the Securities Exchange Act of 1934, as amended. At the time when the notes became payable, the Company agreed to issue and deliver to each of the two lenders 285,714 shares of the Company’s unregistered common stock. On March 9, 2007, the Company issued 571,428 shares of stock as payment for the notes payable.

On June 18, 2007, the Company sold 142,857 shares of its common stock to Kanouff, LLC (“KLLC”), a Colorado limited liability company, for $5,000 in cash, and sold 142,857 shares of its common stock to Underwood Family Partners, Ltd. (“Partnership”), a Colorado limited partnership, for $5,000 in cash. John P. Kanouff, a former officer and director of the Company, is the sole owner and member of KLLC; and L. Michael Underwood, a former officer and director of the Company, is the general partner of the Partnership. The Company sold such shares to KLLC and the Partnership in order to obtain working capital. The Registrant relied upon Section 4(2) of the Securities Act of 1933 as providing the exemption from registration under such Act for such transactions.

On November 27, 2007, the Company sold 214,286 shares of its common stock to Kanouff, LLC for $7,500 in cash and sold 214,286 shares of its common stock to Underwood Family Partners, Ltd. for $7,500 in cash. The Company sold such shares to KLLC and the Partnership in order to obtain working capital. The Registrant relied upon Section 4(2) of the Securities Act of 1933 as providing the exemption from registration under such Act for such transactions.

In connection with the 3.5 to 1 reverse stock split approved on May 29, 2008, an additional 5,729 shares of common stock were issued due to rounding provisions included in the terms of the reverse stock split. On June 4, 2008, the Company cancelled 5,729 of its outstanding shares of common stock. These shares were surrendered for cancellation by the then majority shareholders of the Company in order to offset shares issued by the Company in rounding up transactions in connection with the 3.5 to 1 reverse stock split approved on May 29, 2008.

On November 9, 2009, pursuant to the Stock Purchase Agreement described under Note 9, Mercari offered and sold 43,822,001 shares of its common stock to DPEC. The offer and sale by the Company of the common stock to DPEC was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. The Company made this determination based on the representations of DPEC which included, in pertinent part, that DPEC was an "accredited investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that DPEC was acquiring the common stock for investment purposes for its own account and not as nominee or agent, and not with a view to the resale or distribution thereof, and that DPEC understood that the common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 6 - RELATED PARTY TRANSACTIONS

In February 2007, the Company repaid $610 of shareholder loans totaling $2,350, and the balance of the loan, $1,740, was forgiven and reclassified as paid-in capital.

On May 19, 2008, the Company received a loan for $5,500 from Kanouff, LLC and a loan for $5,500 from Underwood Family Partners, Ltd. On November 18, 2008, the Company received a loan for $5,000 from KLLC and a loan for $5,000 from the Partnership. On May 29, 2009, the Company received a loan for $3,000 from KLLC and a loan for $3,000 from the Partnership. On October 13, 2009, the Company received a loan for $2,000 from KLLC and a loan for $2,000 from the Partnership. These loans were due on demand and carried an interest rate of 5% per annum. On November 9, 2009, in connection with the Stock Purchase Agreement described in Note 9, the Company, KLLC and the Partnership entered into Debt Forgiveness Agreements, whereby all loans mentioned above, including accrued interest, was forgiven and reclassified as paid-in capital. KLLC and the Partnership did not receive any shares of stock or other interest in the Company in connection with the foregoing contribution. As of November 30, 2009, no loans are outstanding.

On November 9, 2009, we entered into and closed a Stock Purchase Agreement with DPEC, Kanouff, LLC and Underwood Family Partners, Ltd., the two entities which, immediately prior to closing, where the majority shareholders of the Company and which are controlled by the then officers and directors of the Company.  Please refer to Note 9 for additional details regarding the Stock Purchase Agreement and related transactions.

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 9 – STOCK PURCHASE AGREEMENT

On November 9, 2009, we entered into and closed a Stock Purchase Agreement with Diversified Private Equity Corporation, a privately-held Delaware corporation, and Kanouff, LLC and Underwood Family Partners, Ltd., the two entities which, immediately prior to closing, were the majority shareholders of the Company and which are controlled by the officers and directors of the Company, which resulted in a change in control of the Company (the “Stock Purchase”).  In connection with the Stock Purchase, DPEC purchased, and the Company sold, an aggregate of 43,822,001 shares of common stock for a purchase price of $43,822, or $0.001 per share.  In addition, DPEC purchased 200 shares of common stock from KLLC and 200 shares of common stock from Partnership for a purchase price of $180,000 payable to each selling shareholder, of which $105,000 was paid at closing and $75,000 was previously paid in connection with a letter of intent and related amendments.  Immediately following the closing of the Stock Purchase Agreement, there were 45,411,400 shares of common stock issued and outstanding.  Immediately following the closing of the Stock Purchase Agreement, DPEC owned an aggregate of 43,822,401 shares of the Company’s common stock out of the total of 45,411,400 shares of common stock issued and outstanding at the closing, or approximately 96.5% of the Company’s issued and outstanding shares.

The Stock Purchase Agreement contains post-closing covenants whereby Mercari and DPEC agree to utilize their commercially reasonable efforts to cause Mercari to (i) remain a Section 12(g) reporting company in compliance with and current in its reporting requirements under the Exchange Act; and (ii) cause all of the assets and business or equity interest of DPEC, its subsidiaries and affiliated companies to be transferred to Mercari and, in connection with such transactions, cause Mercari’s stock to be distributed by DPEC to DPEC’s stockholders and the holders of equity interests in the affiliated companies (“Reorganization Transaction”).  In connection with and contemporaneously with the Reorganization Transaction, it is anticipated that Mercari and/or DPEC will seek to obtain at least $10 million in gross proceeds from a financing (the “Financing”).  If the gross proceeds from the Financing exceed $15 million at the time of the last closing of such financing, Mercari will issue additional shares of common stock to DPEC at a purchase price of $.001 per share as follows:  (i) 18,164,560 additional shares if the amount of the Financing is at least $15 million and less than $20 million; or (ii) 34,058,550 additional shares if the amount of the Financing is $20 million or more.  After consummation of the Financing, Mercari will seek to register for resale all of the shares issued in the Financing and shares of common stock issued by Mercari from and after December 1, 2001 and prior to the date of the Stock Purchase Agreement.  Mercari will use its commercially reasonable efforts to file the registration statement within 60 days after consummation of the Reorganization Transaction (“Filing Date”) and to have the registration statement become effective within 180 days after the Filing Date.  If the SEC requires Mercari to reduce the number of shares included under such registration statement, any such reduction will first be made from the shares issued in the Financing.  The post-closing obligations of DPEC and Mercari discussed herein are contingent upon DPEC’s good faith determination that, after taking commercially reasonable efforts, the transactions are feasible.  Such determination shall take into account all relevant material factors, including without limitation, then-current economic, financial and market conditions.

Upon closing of the Stock Purchase, Mercari experienced a change in control and a change in all the members of the Board of Directors and executive officers.

Pursuant to the Stock Purchase Agreement, we made the following changes to our Board of Directors and executive officers:

•
Immediately prior to the consummation of the Stock Purchase, we increased the size of our Board of Directors from two to five, and L. Michael Underwood and John P. Kanouff, our current directors, appointed Scott L. Mathis, Julian Beale and Peter Lawrence, as directors of the Company, effective at the closing.  After such new directors were appointed, Messrs. Underwood and Kanouff resigned as members of our Board of Directors.

•
Mr. Underwood resigned as President and Mr. Kanouff resigned as Secretary and Treasurer, and our Board of Directors appointed Scott L. Mathis as Chief Executive Officer and President, Ronald S. Robbins as Executive Vice President and Chief Operating Officer, and Tim Holderbaum as Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

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

Results of Operations

The Company is a development stage business, which intends to acquire a United States or foreign based business which is privately owned and wishes to become a publicly owned business. The Company was inactive and did not file reports required under the Exchange Act from 1990 through 2000, and has not conduced any material business operations since 1990. The Company was reactivated in 2001 and is now current in its state and United States internal revenue filing obligations and the Company has filed all reports required to be filed by it with the SEC under the Securities Exchange Act, during the past seven years. The Company is now actively seeking one or more acquisition candidates.

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

Liquidity and Capital Resources

The Company requires working capital principally to fund its current activities. There are no commitments from banks or other lending sources for lines of credit or similar short-term borrowing, but the Company has been able to obtain additional capital required from its officers, directors and principal shareholders or other related entities.

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

During February of 2008, shares of the common stock of the Company were cleared for quotation on the OTC Bulletin Board and the Pink Sheets under the symbol of “MCAR.”

Recent Developments

On November 9, 2009, we entered into and closed a Stock Purchase Agreement with Diversified Private Equity Corporation, a privately-held Delaware corporation, and Kanouff, LLC and Underwood Family Partners, Ltd., the two entities which, immediately prior to closing, were the majority shareholders of the Company and which were controlled by the then officers and directors of the Company, which resulted in a change in control of the Company (the “Stock Purchase”).  In connection with the Stock Purchase, DPEC purchased, and the Company sold, an aggregate of 43,822,001 shares of common stock for a purchase price of $43,822, or $0.001 per share.  In addition, DPEC purchased 200 shares of common stock from KLLC and 200 shares of common stock from Partnership for a purchase price of $180,000 payable to each selling shareholder, of which $105,000 was paid at closing and $75,000 was previously paid in connection with a letter of intent and related amendments.  Immediately following the closing of the Stock Purchase Agreement, there were 45,411,400 shares of common stock issued and outstanding.  Immediately following the closing of the Stock Purchase Agreement, DPEC owned an aggregate of

43,822,401 shares of the Company’s common stock out of the total of 45,411,400 shares of common stock issued and outstanding at the closing, or approximately 96.5% of the Company’s issued and outstanding shares.

The Stock Purchase Agreement contains post-closing covenants whereby Mercari and DPEC agree to utilize their commercially reasonable efforts to cause Mercari to (i) remain a Section 12(g) reporting company in compliance with and current in its reporting requirements under the Exchange Act; and (ii) cause all of the assets and business or equity interest of DPEC, its subsidiaries and affiliated companies to be transferred to Mercari and, in connection with such transactions, cause Mercari’s stock to be distributed by DPEC to DPEC’s stockholders and the holders of equity interests in the affiliated companies (“Reorganization Transaction”).  In connection with and contemporaneously with the Reorganization Transaction, it is anticipated that Mercari and/or DPEC will seek to obtain at least $10 million in gross proceeds from a financing (the “Financing”).  If the gross proceeds from the Financing exceed $15 million at the time of the last closing of such financing, Mercari will issue additional shares of common stock to DPEC at a purchase price of $.001 per share as follows:  (i) 18,164,560 additional shares if the amount of the Financing is at least $15 million and less than $20 million; or (ii) 34,058,550 additional shares if the amount of the Financing is $20 million or more.  After consummation of the Financing, Mercari will seek to register for resale all of the shares issued in the Financing and shares of common stock issued by Mercari from and after December 1, 2001 and prior to the date of the Stock Purchase Agreement.  Mercari will use its commercially reasonable efforts to file the registration statement within 60 days after consummation of the Reorganization Transaction (“Filing Date”) and to have the registration statement become effective within 180 days after the Filing Date.  If the SEC requires Mercari to reduce the number of shares included under such registration statement, any such reduction will first be made from the shares issued in the Financing.  The post-closing obligations of DPEC and Mercari discussed herein are contingent upon DPEC’s good faith determination that, after taking commercially reasonable efforts, the transactions are feasible.  Such determination shall take into account all relevant material factors, including without limitation, then-current economic, financial and market conditions.

Pursuant to the Stock Purchase Agreement, we made the following changes to our Board of Directors and executive officers:

•
Immediately prior to the consummation of the Stock Purchase, we increased the size of our Board of Directors from two to five, and L. Michael Underwood and John P. Kanouff, our current directors, appointed Scott L. Mathis, Julian Beale and Peter Lawrence, as directors of the Company, effective at the closing.  After such new directors were appointed, Messrs. Underwood and Kanouff resigned as members of our Board of Directors.

•
Mr. Underwood resigned as President and Mr. Kanouff resigned as Secretary and Treasurer, and our Board of Directors appointed Scott L. Mathis as Chief Executive Officer and President, Ronald S. Robbins as Executive Vice President and Chief Operating Officer, and Tim Holderbaum as Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

Off Balance Sheet Arrangements

We have no off balance sheet financing or similar arrangements and we do not expect to initiate any such arrangement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4T.   Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There is no pending litigation to which the Company is presently a party or to which the Company’s property is subject and management is not aware of any litigation which may arise in the future.

Item 1A.  Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended November 30, 2009, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.   Exhibits

Exhibits.

10.1
Stock Purchase Agreement by and among Diversified Private Equity Corporation and Mercari Communications Group, Ltd. and Kanouff, LLC and Underwood Family Partners, Ltd. dated November 9, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 10, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
____________________ * Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD.

DATE:	December 30, 2009	By: /s/ Scott L. Mathis
Scot L. Mathis, Chief Executive Officer

DATE:	December 30, 2009	By: /s/ Tim F. Holderbaum
Tim F. Holderbaum, Chief Financial Officer