Form 10-Q
period 2010-02-28
MERCARI COMMUNICATIONS GROUP LTD
filed 2010-04-08
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  As of April 8, 2010, there were 45,411,400 shares of issuer’s common stock outstanding.

MERCARI COMMUNICATIONS GROUP, LTD.
FORM 10-Q
February 28, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited) February 28, 2010	May 31, 2009
Current Assets
Cash	$40,350	$-
Cash in Escrow	-	6,250
Total Current Assets	40,350	6,250
Total Assets	$40,350	$6,250

Current Liabilities:
Accounts Payable & Accrued Liabilities	3,863	566
Shareholder Loans	-	27,849
Total Liabilities	$3,863	$28,415

Stockholders' Equity:
Common Stock, Par value $.00001
Authorized 950,000,000 shares, Issued 45,411,400 shares at February 28, 2010 and 1,589,399 at May 31, 2009	454	16
Paid-In Capital	158,722	82,868
Deficit accumulated during the development stage since March 1, 2004 in connection with quasi reorganization	(122,689)	(105,049)

Total Stockholders' Equity	36,487	(22,165)

Total Liabilities and Stockholders' Equity	$40,350	$6,250

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative
					since
					March 1,
	(Unaudited)		(Unaudited)		2004
	For the three months ended		For the nine months ended		Inception of
	February 28,		February 28,		development
	2010	2009	2010	2009	stage
Revenues:	$-	$-	$-	$-	$-
Expenses:
General and administrative	6,652	1,921	17,019	17,972	121,219
Other Income (Expense):
Interest expense	-	(262)	(621)	(557)	(1,470)
Net Income (Loss)	$(6,652)	$(2,183)	$(17,640)	$(18,529)	$(122,689)
Basic & Diluted Loss Per Share	(0.000)	(0.001)	(0.001)	(0.012)
Weighted Average Shares	45,411,400	1,589,399	19,407,136	1,589,399

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	(Unaudited) For the nine months ended February 2010,		Cumulative Since March 31, 2004 Inception of Development
	2010	2009	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(17,640)	$(18,529)	$(122,689)
Increase (Decrease) in Accounts Payable	3,297	(940)	(15,103)
Increase (Decrease) in Accrued Interest	621	557	1,470
Net Cash Used in operating activities	(13,722)	(18,912)	(136,322)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder loans	4,000	10,000	33,350
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock	43,822	-	68,822
Cash contributed by shareholders	-	-	55,000
Net Cash Provided by financing activities	47,822	10,000	176,562

Net (Decrease) Increase in Cash and Cash Equivalents	34,100	(8,912)	40,240
Cash and Cash Equivalents at Beginning of Period	6,250	10,513	110
Cash and Cash Equivalents at End of Period	$40,350	$1,601	$40,350

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

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

Interim Reporting

The unaudited financial statements as of February 28, 2010 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Mercari Communications Group, Ltd. will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $122,689 for the period from March 1, 2004 (inception of development stage) to February 28, 2010, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Nature of Business

The Company has no products or services as of February 28, 2010. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for February 28, 2010 and 2009 and are thus not considered.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, accounts payable and accrued liabilities at February 28, 2010 and May 31, 2009 approximates their fair values due to the short-term nature of these financial instruments.

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

NOTE 4 - COMMITMENTS

As of February 28, 2010 all activities of the Company are conducted on a rent free basis at the corporate offices of Diversified Private Equity Corporation (“DPEC”), the major shareholder of the Company.  Currently, there are no outstanding debts owed by the Company for the use of these facilities.

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 9 – STOCK PURCHASE AGREEMENT (Continued)

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended February 28, 2010, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Removed and Reserved

Item 5.  Other Information

None.

Item 6.   Exhibits

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

MERCARI COMMUNICATIONS GROUP, LTD.

DATE:	April 8, 2010	By: /s/ Scott L. Mathis
Scot L. Mathis, Chief Executive Officer

DATE:	April 8, 2010	By: /s/ Tim F. Holderbaum
Tim F. Holderbaum, Chief Financial Officer