Form 10-K
period 2010-05-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2010-08-30
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-17284
Mercari Communications Group, Ltd.
(Exact name of registrant in its charter)
Colorado	84-1085935
(State or other jurisdiction of	( I.R.S. employer
incorporation or organization)	identification number)

135 Fifth Ave., 10th Floor, New York, NY	10010
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 739-7689

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

The aggregate market value of voting and nonvoting common equity held by nonaffiliates computed with reference to the last price at which the common equity was sold, or the average bid and asked price of such common equity: there is a very limited trading market with little to no volume thus the registrant cannot accurately calculate the aggregate market value of its common stock held by non-affiliates as of May 31, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of August 30, 2010, there were 45,411,400 shares of Issuer’s common stock outstanding. No other class of equity securities is issued or outstanding.

Documents incorporated by reference: None

Mercari Communications Group, Ltd.
Form 10-K Annual Report

INTRODUCTORY NOTE

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about Mercari Communications Group, Ltd. (the “Company,” “Mercari,” “we,” “us,” and “our”) that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made.  The Company undertakes no obligation to update any forward-looking statement.

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1.  BUSINESS

In this annual report on Form 10-K we use the terms “Company,” “we,” “us,” and “our” to refer to Mercari Communications Group, Ltd.  We refer to our $.00001 par value common stock as our common stock.

Except for historical information, the following description of our business may contain forward-looking statements, which involve risks and uncertainties.  Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in this report.

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

On November 9, 2009, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Diversified Private Equity Corporation, a privately-held Delaware corporation (“DPEC”), and Kanouff, LLC (“KLLC”) and Underwood Family Partners, Ltd. (“Partnership”), the two entities which were the majority shareholders of the Company (the “Stock Purchase”).  In connection with the Stock Purchase, DPEC purchased and the Company sold, an aggregate of 43,822,001 shares of common stock for a purchase price of $43,822, or $0.001 per share.  In addition, DPEC purchased 200 shares of common stock from KLLC and 200 shares of common stock from Partnership for a purchase price of $180,000 payable to each selling shareholder, of which $105,000 was paid at closing and $75,000 had previously been paid in connection with a letter of intent and related amendments.

As of August 30, 2010, there were 45,411,400 shares of the registrant’s common stock outstanding.

Business

During each of the years since the registrant was reactivated, the registrant has had no revenue and has had losses approximately equal to the expenditures required to reactivate and comply with filing and reporting obligations. The registrant does not expect any revenue unless and until a business acquisition transaction is completed. Expenditures have been paid by the registrant from capital contributions and loans made to the registrant by entities controlled by the registrant’s directors.

On November 9, 2009, we entered into and closed a Stock Purchase Agreement with Diversified Private Equity Corporation, a privately-held Delaware corporation, and Kanouff, LLC and Underwood Family Partners, Ltd., the two entities which, immediately prior to closing, were the majority shareholders of the Company, which resulted in a change in control of the Company (the “Stock Purchase”).  DPEC is headquartered n New York, NY, and is a virtually integrated company that creates, develops, markets, sells and manages private equity investment opportunities, principally in the biotechnology industry and in non-leveraged global real estate assets.  In connection with the Stock Purchase, DPEC purchased, and the Company sold, an aggregate of 43,822,001 shares of common stock for a purchase price of $43,822, or $0.001 per share.  In addition, DPEC purchased 200 shares of common stock from KLLC and 200 shares of common stock from Partnership for a purchase price of $180,000 payable to each selling shareholder, of which $105,000 was paid at closing and $75,000 was previously paid in connection with a letter of intent and related amendments.  Immediately following the closing of the Stock Purchase Agreement, there were 45,411,400 shares of common stock issued and outstanding.  Immediately following the closing of the Stock Purchase Agreement, DPEC owned an aggregate of 43,822,401 shares of the Company’s common stock out of the total of 45,411,400 shares of common stock issued and outstanding at the closing, or approximately 96.5% of the Company’s issued and outstanding shares.

The Stock Purchase Agreement contained post-closing covenants whereby Mercari and DPEC agreed to utilize their commercially reasonable efforts to cause Mercari to (i) remain a Section 12(g) reporting company in compliance with and current in its reporting requirements under the Exchange Act; and (ii) cause all of the assets and business or equity interest of DPEC, its subsidiaries and affiliated companies to be transferred to Mercari and, in connection with such transactions, cause Mercari’s stock to be distributed by DPEC to DPEC’s stockholders and the holders of equity interests in the affiliated companies (“Reorganization Transaction”).  In connection with and contemporaneously with the Reorganization Transaction, it is anticipated that Mercari and/or DPEC will seek to obtain at least $10 million in gross proceeds from a financing (the “Financing”).  If the gross proceeds from the Financing exceed $15 million at the time of the last closing of such financing, Mercari will issue additional shares of common stock to DPEC at a purchase price of $.001 per share as follows:  (i) 18,164,560 additional shares if the amount of the Financing is at least $15 million and less than $20 million; or (ii) 34,058,550 additional shares if the amount of the Financing is $20 million or more.  After consummation of the Financing, Mercari will seek to register for resale all of the shares issued in the Financing and shares of common stock issued by Mercari from and after December 1, 2001 and prior to the date of the Stock Purchase Agreement.  Mercari will use its commercially reasonable efforts to file the registration statement within 60 days after consummation of the Reorganization Transaction (“Filing Date”) and to have the registration statement become effective within 180 days after the Filing Date.  If the SEC requires Mercari to reduce the number of shares included under such registration statement, any such reduction will first be made from the shares issued in the Financing.  The post-closing obligations of DPEC and Mercari discussed herein are contingent upon DPEC’s good faith determination that, after taking commercially reasonable efforts, the transactions are feasible.  Such determination shall take into account all relevant material factors, including without limitation, then-current economic, financial and market conditions.

Upon closing of the Stock Purchase, Mercari experienced a change in control and a change in all the members of the Board of Directors and executive officers.

Pursuant to the Stock Purchase Agreement, we made the following changes to our Board of Directors and executive officers:

•
Immediately prior to the consummation of the Stock Purchase, we increased the size of our Board of Directors from two to five, and L. Michael Underwood and John P. Kanouff, our current directors, appointed Scott Mathis, Julian Beale and Peter Lawrence, as directors of the Company, effective at the closing.  After such new directors were appointed, Messrs. Underwood and Kanouff resigned as members of our Board of Directors.

•
Mr. Underwood resigned as President and Mr. Kanouff resigned as Secretary and Treasurer, and our Board of Directors appointed Scott Mathis as Chief Executive Officer and President, Ronald S. Robbins as Executive Vice President and Chief Operating Officer, and Tim Holderbaum as Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

Employees

We currently have no employees.

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

We depend substantially upon our three officers to make all management decisions.

We have not entered into any employment agreements or other understandings with any officer concerning compensation or obtained any “key man” life insurance. The loss of the services of these officers would have a material adverse effect on achieving our business objectives and success. We do not anticipate that we will hire additional personnel.

Control by Diversified Private Equity Corporation.

DPEC owns 96.5% of the outstanding shares of our common stock. As a result, DPEC is able to exercise control over matters requiring shareholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The principal executive offices of the registrant are currently located at 135 Fifth Avenue, 10th Floor, New York, NY 10010. The registrant is receiving the use of this space from DPEC without cost. Registrant currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate matters.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder of more than 5% of our issued and outstanding common stock, or associates of such persons, is an adverse party or has a material interest adverse to us.

ITEM 4.  [RESERVED]

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHES OF EQUITY SECURITIES

Market Information

During the past five years, no public market for the common stock of the registrant existed until February 29, 2008 when the registrant’s common stock was cleared for trading on the OTC Bulletin Board and the Pink Sheets. The current trading symbol for the registrant’s common stock is “MCAR”.  There exists only a very limited trading market for the registrant’s common stock with limited or no volume thus the registrant cannot accurately obtain an accurate bid or ask price for a share of its common stock.

Holders

As of August 30, 2010, there were 45,411,400 shares of common stock issued and outstanding held by approximately 131 shareholders of record on that date. There are no shares of preferred stock outstanding.

Dividends

The Registrant has not declared or paid any dividends on the common stock from inception to the date of this report. There are no restrictions on the payment of dividends. No dividends are contemplated at any time in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no securities of the registrant authorized or committed for issuance under any equity or other compensation plan.

Recent Sales of Unregistered Securities

During the year ended May 31, 2010, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, the registrant is not required to provide information for this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following should be reviewed in connection with the financial statements and management’s comments thereon set forth under this Item and Item 8 of this Report.

Plan of Operations

The registrant had no operations since 1990. The registrant is a development stage business, which intends to acquire a business which is privately owned and intends to become a publicly owned business. The registrant is current in its state and federal corporate and tax filing obligations, and is current in its reporting obligations under the Exchange Act. The registrant is now actively seeking acquisition candidates. On November 9, 2009, the registrant entered into a Stock Purchase Agreement with Diversified Private Equity Corporation and Kanouff, LLC and Underwood Family Partners, Ltd. as more fully described in Item 1 of this report.

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

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

MAY 31, 2010 AND 2009

CONTENTS

Page
Independent Registered Public Accountants Report	11

Balance Sheets
May 31, 2010 and 2009	12

Statements of Operations
For the Years Ended May 31, 2010 and 2009
And for the Cumulative Period from March 1, 2004 to May 31, 2010	13

Statement of Stockholders' Equity for the
Period from December 30, 1987 (Inception) to May 31, 2010	14

Statements of Cash Flows
For the Years Ended May 31, 2010 and 2009
And for the Cumulative Period from March 1, 2004 to May 31, 2010	18

Notes to Financial Statements	19

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

Mercari Communications Group, Ltd.
(A Development Stage Company)

     We have audited the accompanying balance sheets of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2010 and 2009, and the related statements of operations and cash flows for the two years ended May 31, 2010 and 2009, and the cumulative period from March 1, 2004 (inception of development stage) to May 31, 2010, and the statement of stockholders’ equity for the period from December 30, 1987 (inception) to May 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the two years ended May 31, 2010 and 2009, and the cumulative period from March 1, 2004 (inception of development stage) to May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison Hill & Co.
Certified Public Accountants

Salt Lake City, Utah August 30, 2010

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	May 31
	2010	2009
Current Assets
Cash	$34,791	$-
Cash in Escrow	-	6,250
Total Current Assets	34,791	6,250
Total Assets	$34,791	$6,250

Current Liabilities:
Accounts Payable & Accrued Liabilities	425	566
Shareholder Loans	-	27,849
Total Liabilities	$425	$28,415

Stockholders' Equity:

Common Stock, Par value $.00001 Authorized 950,000,000 shares, Issued 45,411,400 shares at May 31, 2010 and 1,589,399 at May 31, 2009	454	16
Paid-In Capital	158,722	82,868
Deficit accumulated during the development stage since March 1, 2004 in connection with quasi reorganization	(124,810)	(105,049)
Total Stockholders' Equity	34,366	(22,165)

Total Liabilities and Stockholders' Equity	$34,791	$6,250

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			since
			March 1,
			2004
	For the years ended		Inception of
	May 31		development
	2010	2009	stage
Revenues:	$-	$-	$-
Expenses:
General and administrative	19,140	19,879	123,340
Other Income (Expense):
Interest expense	(621)	(831)	(1,470)
Net Income (Loss)	$(19,761)	$(20,710)	$(124,810)
Basic & Diluted Loss Per Share	(0.001)	(0.013)
Weighted Average Shares	25,961,635	1,589,399

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2010

						Deficit Accumulated Since Inception of Development Stage
			Common			Since Aug. 31, 2001	Since March 1, 2004
	Common Stock		Stock	Paid -In	Retained	(Prior to quasi	(Since quasi
	Shares	Par Value	to be Issued	Capital	Deficit	reorganization)	reorganization)
Balance at December 30, 1987 (inception)	-	$-	$-	$-	$-	$-	$-

Stock issued for cash - $.00001/sh	271,000,000	2,710	-	-	-	-	-
Stock issued for cash - $.0001/sh	8,000,000	80	-	720	-	-	-
Stock issued for cash - $.0025/sh	8,000,000	80	-	19,920	-	-	-
Offering costs	-	-	-	(500)	-	-	-
Net loss	-	-	-	-	(62,639)	-	-
Balance at May 31, 1988	287,000,000	2,870	-	20,140	(62,639)	-	-

August 2004 - 900:1 Reverse Stock split	(286,673,769)	(2,867)	-	2,867	-	-	-
May 2008 - 3.5:1 Reverse Stock split	(233,022)	(2)	-	2	-	-	-
Restated Balance at May 31, 1988	93,209	1	-	23,009	(62,639)	-	-

Stock issued for cash - $.0001/sh	476	-	-	150	-	-	-
Stock issued for cash - $.01/sh	24,647	-	-	776,371	-	-	-
Offering costs	-	-	-	(126,353)	-	-	-
Stock issued for cash - $.01/sh	900	-	-	28,354	-	-	-
Net loss	-	-	-	-	(501,740)	-	-
Balance at May 31, 1989	119,232	1	-	701,531	(564,379)	-	-

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2010
(continued)

						Deficit Accumulated Since Inception of Development Stage
			Common			Since Aug. 31, 2001	Since March 1, 2004
	Common Stock		Stock	Paid -In	Retained	(Prior to quasi	(Since quasi
	Shares	Par Value	to be Issued	Capital	Deficit	reorganization)	reorganization)
Balance at May 31, 1989	119,232	1	-	701,531	(564,379)	-	-

Stock issued for cash - $.0125/share	96	-	-	3,778	-	-	-
Stock issued for debt - $.004/share	7,936	-	-	103,355	-	-	-
Net loss	-	-	-	-	(3,355)	-	-
Write-off of assets	-	-	-	-	(351,366)	-	-
Balance at May 31, 1990	127,264	1	-	808,664	(919,100)	-	-

Balance at May 31, 2001	127,264	1	-	808,664	(919,100)	-	-

December 17, 2001 shares to be cancelled	(64,524)	-	-	-	-	-	-
December 17, 2001 shares to be issued	240,945	-	2	7,588	-	-	-
Capital contributed by shareholders	-	-	-	7,677	-	-	-
Net loss	-	-	-	-	-	(18,675)	-
Balance at May 31, 2002	303,685	1	2	823,929	(919,100)	(18,675)	-

Issuance of shares previously authorized	-	2	(2)	-	-	-	-
Net loss	-	-	-	-	-	(6,478)	-
Balance at May 31, 2003	303,685	3	-	823,929	(919,100)	(25,153)	-

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2010
(continued)

						Deficit Accumulated Since Inception of Development Stage
			Common			Since Aug. 31, 2001	Since March 1, 2004
	Common Stock		Stock	Paid -In	Retained	(Prior to quasi	(Since quasi
	Shares	Par Value	to be Issued	Capital	Deficit	reorganization)	reorganization)
Balance at May 31, 2003	303,685	3	-	823,929	(919,100)	(25,153)	-

Expired accounts payable reclassified to paid-in capital	-	-	-	110,435	-	-	-
Capital contributed by shareholder	-	-	-	50,000	-	-	-
Net loss (prior to quasi reorganization)	-	-	-	-	-	(8,970)	-
Quasi-reorganization effective March 1, 2004	-	-	-	(953,223)	919,100	34,123	-
Net loss (since quasi organization)	-	-	-	-	-	-	(12,431)
Balance at May 31, 2004	303,685	3	-	31,141	-	-	(12,431)

Capital contributed by shareholder	-	-	-	5,000	-	-	-
Net loss	-	-	-	-	-	-	(19,302)
Balance at May 31, 2005	303,685	3	-	36,141	-	-	(31,733)

Net loss	-	-	-	-	-	-	(7,728)
Balance at May 31, 2006	303,685	3	-	36,141	-	-	(39,461)

Capital Contributed by shareholder	-	-	-	1,740	-	-	-
Issuance of Shares for notes payable	571,428	6	-	19,994	-	-	-
Net Loss	-	-	-	-	-	-	(21,248)
Balance at May 31, 2007	875,113	9	-	57,875	-	-	(60,709)

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2010
(continued)

						Deficit Accumulated Since Inception of Development Stage
			Common			Since Aug. 31, 2001	Since March 1, 2004
	Common Stock		Stock	Paid -In	Retained	(Prior to quasi	(Since quasi
	Shares	Par Value	to be Issued	Capital	Deficit	reorganization)	reorganization)
Balance at May 31, 2007	875,113	9	-	57,875	-	-	(60,709)

Stock issued for cash - $.01/share	714,286	7	-	24,993	-	-	-
Net Loss	-	-	-	-	-	-	(23,630)
Balance at May 31, 2008	1,589,399	16	-	82,868	-	-	(84,339)

Net Loss	-	-	-	-	-	-	(20,710)
Balance at May 31, 2009	1,589,399	16	-	82,868	-	-	(105,049)

Stock issued for cash - $.001/share	43,822,001	438	-	43,384	-	-	-
Forgiven Loans reclassified to paid-in capital	-	-	-	32,470	-	-	-
Net Loss	-	-	-	-	-	-	(19,761)
Balance at May 31, 2010	45,411,400	$454	$-	$158,722	$-	$-	$(124,810)

The accompanying notes are an integral part of these financial statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the years ended May 31,		Cumulative Since March 31, 2004 Inception of Development
	2010	2009	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(19,761)	$(20,710)	$(124,810)
Increase (Decrease) in Accounts Payable	(141)	(384)	(18,541)
Increase (Decrease) in Accrued Interest	621	831	1,470
Net Cash Used in operating activities	(19,281)	(20,263)	(141,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder loans	4,000	16,000	33,350
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock	43,822	-	68,822
Cash contributed by shareholders	-	-	55,000
Net Cash Provided by financing activities	47,822	16,000	176,562

Net (Decrease) Increase in Cash and Cash Equivalents	28,541	(4,263)	34,681
Cash and Cash Equivalents at Beginning of Period	6,250	10,513	110
Cash and Cash Equivalents at End of Period	$34,791	$6,250	$34,791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $125,000 for the period from March 1, 2004 (inception of development stage) to May 31, 2010, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

Nature of Business

The Company has no products or services as of May 31, 2010. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740-10 & 740-30 (formerly SFAS No.109, “Accounting for Income Taxes”).  ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for May 31, 2010 and 2009 and are thus not considered.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, accounts payable and accrued liabilities at May 31, 2010 and May 31, 2009 approximates their fair values due to the short-term nature of these financial instruments.

NOTE 2 - INCOME TAXES

As of May 31, 2010, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $125,000 that may be offset against future taxable income through 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2010	2009
Net Operating Losses	$18,750	$15,750
Valuation Allowance	(18,750)	(15,750)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2010	2009
Provision (Benefit) at US Statutory Rate	$(3,000)	$(3,099)
Increase (Decrease) in Valuation Allowance	3,000	3,099
	$-	$-

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

NOTE 4 - COMMITMENTS

As of May 31, 2010 all activities of the Company are conducted on a rent free basis at the corporate offices of Diversified Private Equity Corporation (“DPEC”), the major shareholder of the Company.  Currently, there are no outstanding debts owed by the Company for the use of these facilities.

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

NOTE 8 - UNCERTAIN TAX POSITIONS

Effective June 1, 2007, the company adopted the provisions of ASC 740-10 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”)). ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740-10 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At June 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended May 31, 2010. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2006. The following describes the open tax years, by major tax jurisdiction, as of May 31, 2010:

United States (a)	2006 – Present
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

Pursuant to the Stock Purchase Agreement, we made the following changes to our Board of Directors and executive officers:

•
Immediately prior to the consummation of the Stock Purchase, we increased the size of our Board of Directors from two to five, and L. Michael Underwood and John P. Kanouff, our current directors, appointed Scott Mathis, Julian Beale and Peter Lawrence, as directors of the Company, effective at the closing.  After such new directors were appointed, Messrs. Underwood and Kanouff resigned as members of our Board of Directors.

•
Mr. Underwood resigned as President and Mr. Kanouff resigned as Secretary and Treasurer, and our Board of Directors appointed Scott Mathis as Chief Executive Officer and President, Ronald S. Robbins as Executive Vice President and Chief Operating Officer, and Tim Holderbaum as Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

NOTE 10 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after May 31, 2010, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through August 30, 2010, which is the date on which the financial statements were issued.  The Company has concluded that there are no significant or material transactions to be reported for the period from June 1, 2010 to August 30, 2010.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The registrant has had no disagreement with its accountants on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended May 31, 2010. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of May 31, 2010, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of Securities and Exchange Commission that permit the Company to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2010 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all directors and executive officers of the registrant as of the end of the last fiscal year and on the date of this report:

Name	Age	Position	Date First Elected/Appointed

Scott Mathis	48	Director, Chief Executive Officer and President	November 9, 2009
Ronald S. Robbins	69	Executive Vice President and Chief Operating Officer	November 9, 2009
Tim Holderbaum	37	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	November 9, 2009
Julian Beale	75	Director	November 9, 2009
Peter Lawrence	76	Director	November 9, 2009

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

Executive and Director Profiles

Scott Mathis. Mr. Mathis is currently the Chief Executive Officer, President, Treasurer, Secretary and Chairman of the Board of DPEC. Immediately before launching DPEC in 1999, Mr. Mathis worked as a registered representative for National Securities Corporation from July 1998 to June 2000, and before that The Boston Group, L.P. from August 1995 to July 1998. Mr. Mathis’ prior experience in investments and management is extensive. He has been a partner at Oppenheimer and Company and a Senior Vice President and member of the Directors Council at Lehman Brothers. Mr. Mathis also worked with Alex. Brown & Sons and was responsible for the management of the Palm Beach, Florida office of Gruntal and Company, Inc. He began his career as a financial consultant and broker with Merrill Lynch. Mr. Mathis received a Bachelor of Science degree in Business Management from Mississippi State University. Mr. Mathis also serves on the Boards of Directors of The Vaccine Company and AmpliMed Corp.  Mr. Mathis’ experience and understanding of investments, management and education qualifies him to serve as a member of our Board of Directors and our Chief Executive Officer.  Mr. Mathis’ extensive business experience qualifies him to serve as a member of our Board of Directors.

Ronald S. Robbins. Mr. Robbins currently serves as Executive Vice President and Chief Operating Officer of DPEC and has been with the firm since 2001. From June 1999 to April 2001, he served as Senior Managing Director of Josephthal & Co., Inc. From June 1995 to August 2001, he was a partner in the firm Redeker, Robbins & Webber. Prior to that, his 39 years in the financial services industry included: Chairman and CEO, Liberty Securities Corporation; President, Liberty Financial Bank Group; President, SunAmerica Capital Services; Executive Vice President, SunAmerica Asset Management; and Senior Vice President, Monarch Financial Services. He has also served in consulting relationships with various major firms. Mr. Robbins received a Bachelor of Science in Journalism/Communications from Temple University.

Tim Holderbaum. Mr. Holderbaum currently serves as Executive Vice President and Chief Financial Officer of DPEC and has been with DPEC since July 2001. He is responsible for the operational and financial aspects of DPEC and InvestBio, including day-to-day operations, filings, accounting and auditing, and the operational management and structuring of InvestBio’s investment partnerships. He also presently serves as the Financial and Operations Principal of DPEC Capital, Inc. and Managing Director and Co-founder of InvestProperty Group, LLC. Prior to Joining DPEC, Mr. Holderbaum was the Director of International Affairs for Impact Media, Ltd. where he coordinated and managed several focused special-advertising sections for various international markets. His career began at Burmah Oil in Hamburg, Germany where his responsibilities involved the forecasting and budgeting for 13 Central and Eastern European countries. Mr. Holderbaum attended Northwood University where he received a Bachelor of Business Administration degree.

Julian Beale. Since 1996, Mr. Beale has managed his own investments, which include listed “blue chip” shares, numerous speculative stocks, and real estate. After 14 years in engineering and after forming a plastics processing company that he built to employ more than 200 people, Mr. Beale has since the early 1970’s been involved in consulting and investing. In 1977, he was part of a consortium that purchased what became the Moonie Oil Company, a resources corporation that had interests in petroleum production. In 1984, he entered Federal Parliament (Australia). During 11 years in politics, he held many Shadow Minister portfolios (i.e., cabinet level position with minority party). He has a B.E. degree from Sydney University, Australia and an MBA from Harvard University.  Mr. Beale’s extensive business experience qualifies him to serve as a member of our Board of Directors.

Peter Lawrence. Mr. Lawrence served as the Chairman of Associated British Industries plc, a company that manufactured car engine and aviation jointing and sealants for both, original equipment manufacturers and after-markets, specialty waxes and anti-corrosion coatings for the automotive tire and plastics industries. The company was acquired for £40 million by AlliedSignal Corp in 1995. Mr. Lawrence has also serves as a director of the Close Beacon Fund OEIC since its founding in 1994. Beacon invests in small and recently floated companies on the Alternative Investment Market of the London Stock Exchange. Over the last several years, Mr. Lawrence has participated in numerous start-up and entrepreneurial ventures, both as an investor and as a member of the companies’ Board of Directors or Board of Advisors. Mr. Lawrence received a B.A. in Modern History from Oxford University where he graduated with honors.  Mr. Lawrence’s extensive business experience qualifies him to serve as a member of our Board of Directors.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability of any director, executive officer, promoter or control person of the Company during the past five years, except as set forth below with respect to our anticipated directors and executive officers following the consummation of the Stock Purchase:

In May 2007, DPEC, Scott Mathis and Ronald S. Robbins entered into a settlement of a disciplinary action filed in May 2004 by the NASD (now known as FINRA), the regulatory body that has primary jurisdiction over DPEC Capital, Inc. (“DPEC Capital”), a wholly-owned subsidiary of DPEC. The NASD originally alleged that DPEC securities were sold through DPEC Capital to investors based on false and misleading representations, that private placements of such securities were conducted in violation of the Securities Act of 1933, as amended, that there were several failures to comply with the NASD’s reporting requirements related to disciplinary and other matters, that DPEC Capital operated in violation of its net capital requirement on three separate days in 2001, and other matters. As part of the settlement, the NASD expressly withdrew numerous allegations and charges, including all which asserted that there had been any fraudulent, intentional, knowing or willful violations of the federal securities laws. The settlement also resolved a substantial majority of the charges in the case, and in connection therewith, Mr. Mathis received a 30-day suspension from acting in a principal capacity for DPEC Capital, Mr. Robbins received a 10-day suspension and DPEC Capital was suspended for 60 days from accepting new engagements to offer private placements, which also has been completed. The settling parties also agreed to pay fines totaling $215,000, all of which has been paid, and DPEC Capital was also required to engage an independent consultant to evaluate its practices and procedures relating to private placement offerings, and to make necessary changes in response to the consultant’s recommendations.

While the settlement with the NASD resolved most of the issues in the case, a few remaining charges were not resolved, namely, whether Mr. Mathis inadvertently or willfully failed to properly make certain disclosures on his personal NASD Form U-4. These charges were addressed at a hearing before FINRA’s Office of Hearing Officers in July 2007, and were resolved by a decision dated December 19, 2007. In that decision, Mr. Mathis was found to have negligently failed to make, or timely make, certain disclosures on his Form U-4 (concerning certain personal tax liens which relate to tax years as far back as 1993 and which have been paid off, and two customer complaints), and to have willfully failed to disclose certain tax liens for part of the period in question. In connection only with his duties at DPEC Capital, Mr. Mathis received a three-month suspension (plus a second ten-day suspension which would run concurrently), and was fined $12,500. (These sanctions will not take effect at least until the pending appeal is decided.) By finding that he acted “willfully” in part, Mr. Mathis may in the future become subject to a “statutory disqualification” if this finding is not ultimately reversed on appeal. In that event, he may be required to cease working for DPEC Capital, which could have a material adverse effect on DPEC Capital’s prospects and performance.

Mr. Mathis never disputed that he failed to timely make these disclosures on his Form U-4. However, he does and continues to dispute the willfulness finding, and is appealing this finding. Mr. Mathis appealed the Office of Hearing Officers’ decision to the FINRA National Adjudicatory Council (NAC). On December 16, 2008, NAC affirmed the decision of the Office of Hearing Officers pertaining to the “willfulness” issue, and even slightly broadened it. Mr. Mathis is currently appealing to the Second Circuit on the issue of “willfully” in making material misstatement on his Form U-4 in connection with disclosure relating to certain tax liens.  The suspensions and fine against Mr. Mathis have been stayed pending appeal.

DPEC and its management are not aware of any other legal proceedings or investigations involving DPEC, any of its subsidiaries, or any of their respective officers, directors or employees.

Corporate Governance

Audit, Nominating and Compensation Committees

Our Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our Board of Directors, to the extent required. Our Board of Directors believes that the cost of establishing such committees, including the costs necessary to recruit and retain qualified independent directors to serve on our Board of Directors and such committees and the legal costs to properly form and document the authority, policies and procedures of such committees are not justified under our current circumstances.

Given our lack of operations to date, our Board of Directors believes that its current members have sufficient knowledge and experience to fulfill the duties and obligations of the audit committee for the Company. None of the current Board members is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. The Board has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication.

           Our Board of Directors does not currently have a policy for the qualification, identification, evaluation, or consideration of board candidates and does not think that such a policy is necessary at this time, because it believes that, given the limited scope of the Company’s operations, a specific nominating policy would be premature and of little assistance until the Company’s business operations are at a more advanced level. Currently the entire Board decides on nominees.

The Board does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Company does not have any restrictions on shareholder nominations under its articles of incorporation or bylaws. The only restrictions are those applicable generally under Colorado law and the federal proxy rules. The Board will consider suggestions from individual shareholders, subject to an evaluation of the person’s merits. Shareholders may communicate nominee suggestions directly to the Board, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

Code of Ethics

Due to the limited scope of our current operations, the Company has not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions.

Board of Directors Meetings

Our Board of Directors did not hold any meetings during the year ended May 31, 2010.

Communications with the Board of Directors

Stockholders may communicate with the Board of Directors, non-management directors as a group, and individual directors by submitting their communications in writing to the Company’s Corporate Secretary at 135 Fifth Avenue, 10th Floor, New York, NY 10010.  Any communications received that are directed to the Board will be processed by the Corporate Secretary and distributed promptly to the Board or individual directors, as appropriate.  If it is unclear from the communication received whether it was intended or appropriate for the Board, the Corporate Secretary will (subject to any applicable regulatory requirements) use his or her business judgment to determine whether such communications should be conveyed to the Board.

Board Committees

Because the Board of Directors consists of only three members and the Company’s operations remain amendable to oversight by a limited number of directors, the Board has not delegated any of its functions to committees and does not have an audit committee, a compensation committee or a nominating committee.  The functions customarily attributable to these committees currently are performed by the Board of Directors as a whole.

Director Independence

At this time, the Company is not subject to the requirements of a national securities exchange or an inter-dealer quotation system with respect to the need to have any independent directors or to have any audit committee comprised of independent directors. Our Board of Directors believes that the director independence requirements of the SEC provide the appropriate standard for assessing director independence, and our Board of Directors uses these requirements in assessing the independence of each of its members. Our Board of Directors has determined that none of our current directors are “independent,” because each of them otherwise is affiliated with the Company as an officer and shareholder.

Director Nominations

The entire Board of Directors acts as the Company’s nominating committee and the Board has not adopted a nominating committee charter. The Board believes that, considering the size of the Company and the Board of Directors, decisions relating to nominations for election to the Board can be made on a case-by-case basis and without the formality of a nominating committee by all members of the Board. The Board of Directors does not have an express policy with regard to the consideration of any director candidates recommended by stockholders since the Board believes that it can adequately evaluate any such nominees on a case-by-case basis. The Board will consider stockholder recommendations for director nominees that are properly received in accordance with the Company’s bylaws and the applicable rules and regulations of the Securities and Exchange Commission. The Board will evaluate stockholder-recommended candidates under the same criteria as internally generated candidates. Although the Board does not currently have formal minimum criteria for nominees, the Company believes that its directors should have the highest professional and personal ethics and values. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties. Each director must represent the interest of all stockholders.  Although the Company does not have a formal written diversity policy for the Board, the Board determines the most appropriate mix of characteristics, skills and experiences for the Board as a whole to possess at any given time, with the objective of having a Board with adequately diverse backgrounds and experiences in light of the circumstances existing at that time.  When considering potential director candidates, the Board considers the candidate’s character, judgment, diversity, age, skills, including financial literacy and experience in the context of the Company’s needs and the needs of the Board of Directors. Substantial relevant business and industry experience would generally be considered important qualifying criteria, as would the ability to attend and prepare for director and stockholder

Audit Committee Functions

The entire Board of Directors acts as the Company’s audit committee and the Board has not adopted an audit committee charter. The Board views its duties as an audit committee as follows: (i) review recommendations of independent registered accountants concerning the Company’s accounting principles, internal controls and accounting procedures and practices; (ii) review the scope of the annual audit; (iii) approve or disapprove each professional service or type of service other than standard auditing services to be provided by the registered public accountants; and (iv) review and discuss with the independent registered public accountants the audited financial statements. The Board has determined that it does not currently have a director that qualifies as an audit committee financial expert as defined within Section 229.407(d)(5) of the Securities Exchange Act of 1934.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of our transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by, or a written representation from, certain reporting persons, we believe that all eligible persons were in compliance with the requirements of Section 16(a) during the fiscal year ended May 31, 2010.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The summary compensation table has been omitted as no compensation was paid to or earned by our executive officers for any purpose during the last two completed fiscal years.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers held any options or other equity awards as the end of our fiscal year ended May 31, 2010.

Employment Agreements

We are not a party to any employment or compensation agreements. There are no unexercised options, stock that has not vested, or equity incentive plan awards for our current officers. We have no retirement or similar plans or arrangements for our current officers. We have not entered into any contracts or arrangements with our officers or directors that would provide them with forms of compensation resulting from their resignation, retirement, or any other termination of their employment with the Company or from a change-in-control of the Company or a change of their responsibilities following a change-in-control.

Director Compensation

None of our directors received any compensation for service as a director of the Company during our fiscal year ended May 31, 2010.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the beneficial ownership of our common stock by (i) each person who we anticipate being a beneficial owner of more than 5% of our common stock, (ii) each of our anticipated directors and executive officers, and (iii) all of our anticipated directors and executive officers as a group. Applicable percentage ownership in the following table is based on 45,411,400 shares of common stock.

           Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within sixty days of the closing, if any, of the Stock Purchase, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed shareholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

Unless otherwise specified, the address of each of the persons set forth below is in care of Diversified Private Equity Corporation, 135 Fifth Avenue, 10th Floor, New York, NY 10010.

	Shares Beneficially Owned
		Percentage of Class
Name of Beneficial Owner
5% Shareholders
Diversified Private Equity Corporation(1)	43,822,401	96.5%
135 Fifth Avenue
10th Floor
New York, NY 10010

Directors and Executive Officers
Scott Mathis(2)	8,630,275	19.0%
Julian Beale	0	-%
Peter Lawrence	0	-%
Ronald S. Robbins	0	-%
Tim Holderbaum	0	-%

All directors and executive officers as a group(5 persons)(2)	8,630,275	19.0%
_________________

(1)
Scott Mathis is the Chief Executive Officer, President, Chairman of the Board and a significant shareholder of DPEC and has shared voting and dispositive power with respect to the shares owned by DPEC.

(2)
Consists of 8,630,275 shares of common stock held by DPEC, which represents Mr. Mathis’s pro rata interest in DPEC. Mr. Mathis is the Chief Executive Officer, President, Chairman of the Board and a significant shareholder of DPEC. Mr. Mathis has shared voting and dispositive power, and may be deemed to be the indirect beneficial owner, of such shares. Mr. Mathis disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in DPEC.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

The office space, telephone and office supplies consumed by the registrant during the fiscal year ending May 31, 2010, were provided without cost by Diversified Private Equity Corporation.

As of the date of this report, we do not have in place any policies with respect to whether we will enter into agreements with related persons in the future.

Director Independence

Our Board of Directors has determined that none of our current directors are independent.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Robison Hill & Company has acted as independent auditor for the registrant for the fiscal years ended May 31, 2001 through 2010. The Independent Auditors’ Report on the financial statements of the registrant for each of the last five fiscal years each raised substantial doubt about the registrant’s ability to be a going concern and each report indicated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. The registrant has had no disagreements with its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

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

	Year Ended May 31, 2010	Year Ended May 31, 2009
Audit Fees	$7,350	$9,292
Audit - Related Fees
Tax Fees	231	100
All Other Fees	-	-

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

Audit – Related Fees.  Consists of fees billed for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements.

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

Pre-Approval Policies and Procedures

The Company’s Board of Directors, which serves as the audit committee, reviews the scope and extent of all audit and non-audit services to be provided by the independent auditors and reviews and pre-approves all fees to be charged for such services.  The Board of Directors may establish additional or other procedures for the approval of audit and non-audit services that the Company’s independent auditors perform.  In pre-approving services to be provided by the independent auditors, the Board of Directors considers whether such services are consistent with applicable rules regarding auditor independence.  All fees set forth in the table above were approved by the Board of Directors.

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

10.1
Stock Purchase Agreement by and between Diversified Private Equity Corporation, Mercari Communications Group, Ltd. and Kanouff, LLC and Underwood Family Partners, LTD., dated as of November 9, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 11, 2009).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________________
 *  Incorporated by reference to such exhibits filed with Form 10-KSB for the fiscal year ended May 31,2006.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD.

Dated: August 30, 2010	By /s/ Scott Mathis
Scott Mathis, President, Chief Executive Officer
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of August 2010.

Signatures	Title

/s/ Scott Mathis	President, Chief Executive Officer and Director
Scott Mathis	(Principal Executive Officer)

/s/ Tim F. Holderbaum	Executive Vice President, Chief Financial Officer
Tim F. Holderbaum	(Principal Financial Officer and Principal Accounting Officer)

/s/ Julian Beale	Director
Julian Beale

/s/ Peter Lawrence	Director
Peter Lawrence