Form 10-Q
period 2010-08-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2010-09-29
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  As of September 29, 2010, there were 45,411,400 shares of issuer’s common stock issued and outstanding.

MERCARI COMMUNICATIONS GROUP, LTD.
FORM 10-Q
August 31, 2010

INTRODUCTORY NOTE. CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND RISK FACTORS

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A of the Company’s 2010 Annual Report filed on Form 10-K with the SEC, which is available on the SEC’s website at www.sec.gov.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	(unaudited)
	August 31, 2010	May 31, 2010
Current Assets
Cash	$32,642	$34,791
Cash in Escrow	-	-
Total Current Assets	32,642	34,791
Total Assets	$32,642	$34,791

Current Liabilities:
Accounts Payable & Accrued Liabilities	3,100	425
Shareholder Loans	-	-
Total Liabilities	$3,100	$425

Stockholders' Equity:
Common Stock, Par value $.00001 Authorized 950,000,000 shares, Issued 45,411,400 shares at August 31, 2010 and at May 31, 2010	454	454
Paid-In Capital	158,722	158,722
Deficit accumulated during the development stage since March 1, 2004 in connection with quasi reorganization	(129,634)	(124,810)
Total Stockholders' Equity	29,542	34,366

Total Liabilities and Stockholders' Equity	$32,642	$34,791

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			since
			March 1,
	(unaudited)		2004
	For the three months ended		Inception of
	August 31,		development
	2010	2009	stage
Revenues:	$-	$-	$-
Expenses:
General and administrative	4,824	1,554	128,164
Other Income (Expense):
Interest expense	-	(351)	(1,470)
Net Income (Loss)	$(4,824)	$(1,905)	$(129,634)
Basic & Diluted Loss Per Share	$(0.000)	$(0.001)
Weighted Average Shares	45,411,400	1,589,399

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative Since
	(unaudited)		March 31, 2004
	For the three months ended		Inception of
	August 31,		Development
	2010	2009	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,824)	$(1,905)	$(129,634)
Increase (Decrease) in Accounts Payable	2,675	(566)	(15,866)
Increase (Decrease) in Accrued Interest	-	351	1,470
Net Cash Used in operating activities	(2,149)	(2,120)	(144,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder loans	-	-	33,350
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock	-	-	68,822
Cash contributed by shareholders	-	-	55,000
Net Cash Provided by financing activities	-	-	176,562

Net (Decrease) Increase in Cash and Cash Equivalents	(2,149)	(2,120)	32,532
Cash and Cash Equivalents at Beginning of Period	34,791	6,250	110
Cash and Cash Equivalents at End of Period	$32,642	$4,130	$32,642

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

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

Interim Reporting

The unaudited financial statements as of August 31, 2010 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Mercari Communications Group, Ltd. will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $129,634 for the period from March 1, 2004 (inception of development stage) to August 31, 2010, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Nature of Business

The Company has no products or services as of August 31, 2010. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for August 31, 2010 and 2009 and are thus not considered.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, accounts payable and accrued liabilities at August 31, 2010 and May 31, 2010 approximates their fair values due to the short-term nature of these financial instruments.

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

NOTE 4 - COMMITMENTS

As of August 31, 2010 all activities of the Company are conducted on a rent free basis at the corporate offices of Diversified Private Equity Corporation (“DPEC”), the major shareholder of the Company.  Currently, there are no outstanding debts owed by the Company for the use of these facilities.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after August 31, 2010, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through September 29, 2010, which is the date on which the financial statements were issued.  The Company has concluded that there are no significant or material transactions to be reported for the period from September 1, 2010 to September 29, 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended May 31, 2010. Also, persons reading this Report should read and consider the Risk Factors included in Item 1A of the Company’s annual report on Form 10-K for the year ended May 31, 2010.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended August 31, 2010, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   [Removed and Reserved]

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

MERCARI COMMUNICATIONS GROUP, LTD.

DATE:	September 29, 2010	By: /s/ Scott L. Mathis
Scot L. Mathis, Chief Executive Officer

DATE:	September 29, 2010	By: /s/ Tim F. Holderbaum
Tim F. Holderbaum, Chief Financial Officer