Form 10-Q
period 2011-02-28
MERCARI COMMUNICATIONS GROUP LTD
filed 2011-04-05
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  As of April 5, 2011, there were 45,411,400 shares of issuer’s common stock issued and outstanding.

MERCARI COMMUNICATIONS GROUP, LTD.
FORM 10-Q
February 28, 2011

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	(unaudited) February 28, 2011	May 31, 2010
Current Assets
Cash	$19,791	$34,791
Total Current Assets	19,791	34,791
Total Assets	$19,791	$34,791

Current Liabilities:
Accounts Payable & Accrued Liabilities	2,199	425
Total Liabilities	$2,199	$425

Stockholders' Equity:
Common Stock, Par value $.00001 Authorized 950,000,000 shares, Issued 45,411,400 shares at February 28, 2011 and at May 31, 2010	454	454
Paid-In Capital	158,722	158,722
Deficit accumulated during the development stage since March 1, 2004 in connection with quasi reorganization	(141,584)	(124,810)

Total Stockholders' Equity	17,592	34,366

Total Liabilities and Stockholders' Equity	$19,791	$34,791

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative
					since
					March 1,
	(unaudited)		(unaudited)		2004
	For the three months ended		For the nine months ended		Inception of
	February 28,		February 28,		development
	2011	2010	2011	2010	stage
Revenues:	$-	$-	$-	$-	$-
Expenses:
General and administrative	3,290	6,652	16,774	17,019	140,114
Other Income (Expense):
Interest expense	-	-	-	(621)	(1,470)
Net Income (Loss)	$(3,290)	$(6,652)	$(16,774)	$(17,640)	$(141,584)
Basic & Diluted Loss Per Share	(0.0001)	(0.0001)	(0.0004)	(0.0009)
Weighted Average Shares	45,411,400	45,411,400	45,411,400	19,407,136

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	(unaudited) For the nine months ended February 28,		Cumulative Since March 31, 2004 Inception of Development
	2011	2010	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(16,774)	$(17,640)	$(141,584)
Increase (Decrease) in Accounts Payable	1,774	3,297	(16,767)
Increase (Decrease) in Accrued Interest	-	621	1,470
Net Cash Used in operating activities	(15,000)	(13,722)	(156,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder loans	-	4,000	33,350
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock	-	43,822	68,822
Cash contributed by shareholders	-	-	55,000
Net Cash Provided by financing activities	-	47,822	176,562

Net (Decrease) Increase in Cash and Cash Equivalents	(15,000)	34,100	19,681
Cash and Cash Equivalents at Beginning of Period	34,791	6,250	110
Cash and Cash Equivalents at End of Period	$19,791	$40,350	$19,791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

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

Interim Reporting

The unaudited financial statements as of February 28, 2011 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that Mercari Communications Group, Ltd. will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $141,584 for the period from March 1, 2004 (inception of development stage) to February 28, 2011, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Nature of Business

The Company has no products or services as of February 28, 2011. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for February 28, 2011 and 2010 and are thus not considered.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, accounts payable and accrued liabilities at February 28, 2011 and May 31, 2010 approximates their fair values due to the short-term nature of these financial instruments.

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

NOTE 4 - COMMITMENTS

As of February 28, 2011 all activities of the Company are conducted on a rent free basis at the corporate offices of Diversified Private Equity Corporation (“DPEC”), the major shareholder of the Company.  Currently, there are no outstanding debts owed by the Company for the use of these facilities.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after February 28, 2011, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through April 5, 2011, which is the date on which the financial statements were issued.  The Company has concluded that there are no significant or material transactions to be reported for the period from March 1, 2011 to April 5, 2011.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended February 28, 2011, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

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

MERCARI COMMUNICATIONS GROUP, LTD.

DATE:	April 5, 2011	By: /s/ Scott L. Mathis
Scot L. Mathis, Chief Executive Officer

DATE:	April 5, 2011	By: /s/ Tim F. Holderbaum
Tim F. Holderbaum, Chief Financial Officer