Form 10-K
period 2011-05-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2011-08-22
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2011

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

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The aggregate market value of voting and nonvoting common equity held by nonaffiliates computed with reference to the last price at which the common equity was sold, or the average bid and asked price of such common equity: there is a very limited trading market with little to no volume thus the registrant cannot accurately calculate the aggregate market value of its common stock held by non-affiliates as of May 31, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of August 22, 2011, there were 45,411,400 shares of ’the registrant’s common stock outstanding. No other class of equity securities is issued or outstanding.

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

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, financial condition, results of operations, future performance and business, including management’s expectations and estimates with respect to revenues, expenses, return on equity, return on assets, asset quality and other financial data.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company’s results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

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

During 2001, the registrant was reactivated with a business plan of filing all delinquent documents with the Colorado Secretary of State, the SEC, and federal and state tax authorities; and sought to merge with another company which had assets and an active business. The registrant has filed all of such delinquent documents with the Colorado Secretary of State and the federal and state tax authorities, and all reports required under the Exchange Act since 2002 and is now current in reporting obligations under the Exchange Act.

During August of 2004, the registrant’s shareholders approved a plan of quasi-reorganization pursuant to which accounts were restated to eliminate the accumulated deficit and related capital accounts on the registrant’s balance sheet. This quasi-reorganization was effective on March 1, 2004. On August 3, 2004, the registrant effected a 900-for-1 reverse stock split; and on June 2, 2009, the registrant effected a 3.5-for-1 reverse stock split.  All references to the registrant’s common stock in this Form have been restated to reflect these reverse stock splits.

On November 9, 2009, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Diversified Private Equity Corporation, a privately-held Delaware corporation (“DPEC”), and Kanouff, LLC (“KLLC”) and Underwood Family Partners, Ltd. (the “Partnership”), of which KLLC and the Partnership were the majority shareholders of the Company (the “Stock Purchase”).  In connection with the Stock Purchase, DPEC purchased and the Company sold, an aggregate of 43,822,001 shares of common stock for a purchase price of $43,822, or $0.001 per share.  In addition, DPEC purchased 200 shares of common stock from KLLC and 200 shares of common stock from the Partnership for a purchase price of $180,000 payable to each selling shareholder, of which $105,000 was paid at closing and $75,000 had previously been paid in connection with a letter of intent and related amendments.

As of August 22, 2011, there were 45,411,400 shares of the registrant’s common stock outstanding.

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

On November 9, 2009, we entered into and closed the Stock Purchase Agreement with DPEC, KLLC, and the Partnership.  Immediately prior to closing, KLLC and the Partnership were the majority shareholders of the Company, and the Stock Purchase resulted in a change in control of the Company.  DPEC is headquartered in New York, NY, and is a virtually integrated company that creates, develops, markets, sells and manages private equity investment opportunities, principally in the biotechnology industry and in non-leveraged global real estate assets.  In connection with the Stock Purchase, DPEC purchased, and the Company sold, an aggregate of 43,822,001 shares of common stock for a purchase price of $43,822, or $0.001 per share.  In addition, DPEC purchased 200 shares of common stock from KLLC and 200 shares of common stock from the Partnership for a purchase price of $180,000 payable to each selling shareholder, of which $105,000 was paid at closing and $75,000 was previously paid in connection with a letter of intent and related amendments.  Immediately following the closing of the Stock Purchase Agreement, there were 45,411,400 shares of common stock issued and outstanding.  Immediately following the closing of the Stock Purchase Agreement, DPEC owned an aggregate of 43,822,401 shares of the Company’s common stock out of the total of 45,411,400 shares of common stock issued and outstanding at the closing, or approximately 96.5% of the Company’s issued and outstanding shares.

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

•
Mr. Underwood resigned as President and Mr. Kanouff resigned as Secretary and Treasurer.  Our Board of Directors appointed Scott Mathis as Chief Executive Officer and President, Ronald S. Robbins as Executive Vice President and Chief Operating Officer (Mr. Robbins subsequently retired on April 6, 2010 and the Company has currently no plans to replace him), and Tim Holderbaum as Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

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

ITEM 1A.  RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN EVALUATING OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US, THAT WE CURRENTLY DEEM IMMATERIAL, OR THAT ARE SIMILAR TO THOSE FACED BY OTHER COMPANIES IN OUR BUSINESS IN GENERAL, SUCH AS COMPETITIVE CONDITIONS, MAY ALSO IMPAIR OUR BUSINESS OPERATIONS.

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

We have limited resources, no revenues from operations to date and our cash on hand may not be sufficient to satisfy our cash requirements during the next 12 months. In addition, we will not achieve any revenue until, at the earliest, the consummation of a merger or other transaction, and we cannot ascertain our capital requirements until such time. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives.

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

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including the exception of an equity security that is quoted on a national securities exchange. Our common stock is not now quoted on a national exchange but is traded on the OTC Bulletin Board (“OTCBB”).

Thus, the shares are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transactions prior to the purchase. Additionally, the rules require prior to the transaction, the delivery of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The “penny stock” rules may restrict the ability of our shareholders to sell our common stock in the secondary market.

Our common stock has been thinly traded, liquidity is limited, and we may be unable to obtain listing of our common stock on a more liquid market.

Our common stock is quoted on the OTCBB, which provides significantly less liquidity than a securities exchange or an automated quotation system. There is uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange. There is currently limited or no volume of trading in our common stock. The purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The principal executive offices of the registrant are currently located at 135 Fifth Avenue, 10th Floor, New York, NY 10010. The registrant is receiving the use of this shared office space from DPEC without cost. Registrant currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate matters.

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

ITEM 4.  [RESERVED]

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the past five years, no public market for the common stock of the registrant existed until February 29, 2008 when the registrant’s common stock was cleared for trading on the OTC Bulletin Board and the Pink Sheets. The current trading symbol for the registrant’s common stock is “MCAR”.  There exists only a very limited trading market for the registrant’s common stock with limited or no volume and thus the registrant cannot accurately obtain an accurate bid or ask price for a share of its common stock.

Holders

As of August 22, 2011, there were 45,411,400 shares of common stock issued and outstanding held by approximately 131 shareholders of record on that date. There are no shares of preferred stock outstanding.

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

Recent Sales of Unregistered Securities

During the year ended May 31, 2011, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q.

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

Plan of Operations

The registrant has had no operations since 1990. The registrant is a development stage business, and intends to acquire a privately-owned business with the intent that the Company becomes a publicly owned business. The registrant is current in its state and federal corporate and tax filing obligations, and is current in its reporting obligations under the Exchange Act. The registrant is now actively seeking acquisition candidates. On November 9, 2009, the registrant entered into a Stock Purchase Agreement with Diversified Private Equity Corporation, Kanouff, LLC, and Underwood Family Partners, Ltd. as more fully described in Item 1 of this report.

During each of the years since the registrant was reactivated in 2001, the registrant has had no revenue and has had losses approximately equal to the expenditures made to reactivate and meet required filing and reporting obligations. We do not expect any revenue unless and until a business acquisition transaction is completed. Our expenses have been paid from capital contributions and past loans from affiliates or from the directors of the registrant.

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

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

MAY 31, 2011 AND 2010

CONTENTS

Page
Independent Registered Public Accountants Report	11

Balance Sheets
May 31, 2011 and 2010	12

Statements of Operations
For the Years Ended May 31, 2011 and 2010
And for the Cumulative Period from March 1, 2004 to May 31, 2011	13

Statement of Stockholders’ Equity for the
Period from December 30, 1987 (Inception) to May 31, 2011	14

Statements of Cash Flows
For the Years Ended May 31, 2011 and 2010
And for the Cumulative Period from March 1, 2004 to May 31, 2011	18

Notes to Financial Statements	19

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

Mercari Communications Group, Ltd.
(A Development Stage Company)

     We have audited the accompanying balance sheets of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2011 and 2010, and the related statements of operations and cash flows for the two years ended May 31, 2011 and 2010, and the cumulative period from March 1, 2004 (inception of development stage) to May 31, 2011, and the statement of stockholders’ equity for the period from December 30, 1987 (inception) to May 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the two years ended May 31, 2011 and 2010, and the cumulative period from March 1, 2004 (inception of development stage) to May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertaint.

/s/ Robison Hill & Co.
Certified Public Accountants

Salt Lake City, Utah August 22, 2011

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	May 31
	2011	2010
Current Assets
Cash	$16,053	$34,791
Total Assets	$16,053	$34,791

Current Liabilities:
Accounts Payable & Accrued Liabilities	1,065	425
Total Liabilities	$1,065	$425

Stockholders' Equity:
Common Stock, Par value $.00001 Authorized 950,000,000 shares, Issued 45,411,400 shares at May 31, 2011 and May 31, 2010	454	454
Paid-In Capital	158,722	158,722
Deficit accumulated during the development stage since March 1, 2004 in connection with quasi reorganization	(144,188)	(124,810)

Total Stockholders' Equity	14,988	34,366

Total Liabilities and Stockholders' Equity	$16,053	$34,791

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			since
			March 1,
			2004
	For the years ended		Inception of
	May 31		development
	2011	2010	stage
Revenues:	$-	$-	$-
Expenses:
General and administrative	19,378	19,140	142,718
Other Income (Expense):
Interest expense	-	(621)	(1,470)
Net Income (Loss)	$(19,378)	$(19,761)	$(144,188)
Basic & Diluted Loss Per Share	(0.0004)	(0.0008)
Weighted Average Shares	45,411,400	25,961,635

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2011

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2011
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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2011
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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2011
(continued)

						Deficit Accumulated Since Inception of Development Stage
			Common			Since Aug. 31, 2001	Since March 1, 2004
	Common Stock		Stock	Paid -In	Retained	(Prior to quasi	(Since quasi
	Shares	Par Value	to be Issued	Capital	Deficit	reorganization)	reorganization)
Balance at May 31, 2007	875,113	9	-	57,875	-	-	(60,709)

Stock issued for cash - $.01/share	714,286	7	-	24,993	-	-	-
Net loss	-	-	-	-	-	-	(23,630)
Balance at May 31, 2008	1,589,399	16	-	82,868	-	-	(84,339)

Net loss	-	-	-	-	-	-	(20,710)
Balance at May 31, 2009	1,589,399	16	-	82,868	-	-	(105,049)

Stock issued for cash - $.001/share	43,822,001	438	-	43,384	-	-	-
Forgiven loans reclassified to paid-in capital	-	-	-	32,470	-	-	-
Net loss	-	-	-	-	-	-	(19,761)
Balance at May 31, 2010	45,411,400	454	-	158,722	-	-	(124,810)

Net loss	-	-	-	-	-	-	(19,378)
Balance at May 31, 2011	45,411,400	$454	$-	$158,722	$-	$-	$(144,188)

The accompanying notes are an integral part of these financial statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the years ended May 31,		Cumulative Since March 31, 2004 Inception of Development
	2011	2010	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(19,378)	$(19,761)	$(144,188)
Increase (Decrease) in Accounts Payable	640	(141)	(17,901)
Increase (Decrease) in Accrued Interest	-	621	1,470
Net Cash Used in operating activities	(18,738)	(19,281)	(160,619)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder loans		4,000	33,350
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock		43,822	68,822
Cash contributed by shareholders	-	-	55,000
Net Cash Provided by financing activities	-	47,822	176,562

Net (Decrease) Increase in Cash and Cash Equivalents	(18,738)	28,541	15,943
Cash and Cash Equivalents at Beginning of Period	34,791	6,250	110
Cash and Cash Equivalents at End of Period	$16,053	$34,791	$16,053

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Mercari Communications Group, Ltd. (a development stage company) (the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $144,000 for the period from March 1, 2004 (inception of development stage) to May 31, 2011, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Colorado on December 30, 1987. From 1988 until early in 1990, the Company was engaged in the business of providing educational products, counseling, seminar programs, and publications such as newsletters to adults aged 30 to 50. The Company financed its business with private offerings of securities, obtaining shareholder loans, and with an underwritten initial public offering of securities registered with the Securities and Exchange Commission (“SEC”). The Company’s business failed in early 1990. The Company ceased all operating activities during the period from June 1, 1990 to November 30, 2001 and was considered dormant. During this period that the Company was dormant, it did not file required reports with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). From November 30, 2001 to March 1, 2004, the Company was in the development stage. On August 3, 2004, the stockholders of the Company approved a plan of quasi-reorganization which called for a restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The quasi-reorganization was effective March 1, 2004. Since March 1, 2004, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

The Company has no products or services as of May 31, 2011. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for May 31, 2011 and 2010 and are thus not considered.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts payable and accrued liabilities at May 31, 2011 and May 31, 2010 approximates their fair values due to the short-term nature of these financial instruments.

NOTE 2 - INCOME TAXES

As of May 31, 2011, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $143,000 that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2011	2010
Net Operating Losses	$21,450	$18,750
Valuation Allowance	(21,450)	(18,750)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2011	2010
Provision (Benefit) at US Statutory Rate	$(3,000)	$(3,000)
Increase (Decrease) in Valuation Allowance	3,000	3,000
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

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

NOTE 4 - COMMITMENTS

As of May 31, 2011 all activities of the Company are conducted on a rent free basis at the corporate offices of Diversified Private Equity Corporation (“DPEC”), the major shareholder of the Company.  Currently, there are no outstanding debts owed by the Company for the use of these facilities.

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

On June 18, 2007, the Company sold 142,857 shares of its common stock to Kanouff, LLC (“KLLC”), a Colorado limited liability company, for $5,000 in cash and 142,857 shares of its common stock to Underwood Family Partners, Ltd. (the “Partnership”), a Colorado limited partnership, for $5,000 in cash. John P. Kanouff, an officer and director of the Company, is the sole owner and member of KLLC; and L. Michael Underwood, an officer and director of the Company, is the general partner of the Partnership. The Company sold such shares to KLLC and the Partnership in order to obtain working capital. The Registrant relied upon Section 4(2) of the Securities Act of 1933 as providing the exemption from registration under such Act for such transactions.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 5 - COMMON STOCK TRANSACTIONS (continued)

On November 27, 2007, the Company sold 214,286 shares of its common stock to Kanouff, LLC (“KLLC”), a Colorado limited liability company, for $7,500 in cash and 214,286 shares of its common stock to Underwood Family Partners, Ltd. (the “Partnership”), a Colorado limited partnership, for $7,500 in cash. John P. Kanouff, an officer and director of the Company, is the sole owner and member of KLLC; and L. Michael Underwood, an officer and director of the Company, is the general partner of the Partnership. The Company sold such shares to KLLC and the Partnership in order to obtain working capital. The Registrant relied upon Section 4(2) of the Securities Act of 1933 as providing the exemption from registration under such Act for such transactions.

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 7 – QUASI-REORGANIZATION

On August 3, 2004, the Company approved and authorized a plan of quasi-reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The quasi-reorganization became effective March 1, 2004. The quasi-reorganization resulted in the elimination of $919,100 of retained deficit at the effective date of the reorganization, the elimination of $34,123 of deficit accumulated since the August 31, 2001 inception of development stage, and a decrease in additional paid-in capital of $953,223.

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended May 31, 2011. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2006. The following describes the open tax years, by major tax jurisdiction, as of May 31, 2011:

United States (a)	2006 – Present
(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 9 – STOCK PURCHASE AGREEMENT

On November 9, 2009, we entered into and closed a Stock Purchase Agreement with Diversified Private Equity Corporation, a privately-held Delaware corporation, and Kanouff, LLC and Underwood Family Partners, Ltd., the two entities which, immediately prior to closing, were the majority shareholders of the Company and which are controlled by the officers and directors of the Company, which resulted in a change in control of the Company (the “Stock Purchase”).  In connection with the Stock Purchase, DPEC purchased, and the Company sold, an aggregate of 43,822,001 shares of common stock for a purchase price of $43,822, or $0.001 per share.  In addition, DPEC purchased 200 shares of common stock from KLLC and 200 shares of common stock from the Partnership for a purchase price of $180,000 payable to each selling shareholder, of which $105,000 was paid at closing and $75,000 was previously paid in connection with a letter of intent and related amendments.  Immediately following the closing of the Stock Purchase Agreement, there were 45,411,400 shares of common stock issued and outstanding.  Immediately following the closing of the Stock Purchase Agreement, DPEC owned an aggregate of 43,822,401 shares of the Company’s common stock out of the total of 45,411,400 shares of common stock issued and outstanding at the closing, or approximately 96.5% of the Company’s issued and outstanding shares.

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

•
Mr. Underwood resigned as President and Mr. Kanouff resigned as Secretary and Treasurer, and our Board of Directors appointed Scott Mathis as Chief Executive Officer and President, Ronald S. Robbins as Executive Vice President and Chief Operating Officer (Mr. Robbins subsequently retired on April 6, 2010 and the Company has currently no plans to replace him), and Tim Holderbaum as Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

NOTE 10 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after May 31, 2011, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through August 22, 2011, which is the date on which the financial statements were issued.  The Company has concluded that there are no significant or material transactions to be reported for the period from June 1, 2011 to August 22, 2011.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

The registrant has had no disagreement with its accountants on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended May 31, 2011. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of May 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2011 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all directors and executive officers of the registrant as of the end of the last fiscal year and on the date of this report:

Name	Age	Position	Date First Elected/Appointed

Scott Mathis	49	Director, Chief Executive Officer and President	November 9, 2009
Tim Holderbaum	38	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	November 9, 2009
Julian Beale	76	Director	November 9, 2009
Peter Lawrence	77	Director	November 9, 2009

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

Executive and Director Profiles

Scott Mathis. Mr. Mathis is currently the Chief Executive Officer, President and a director of the Company. He also serves as the Chief Executive Officer, President, Treasurer, Secretary and Chairman of the Board of DPEC.  Immediately before launching DPEC in 1999, Mr. Mathis worked as a registered representative for National Securities Corporation from July 1998 to June 2000, and before that The Boston Group, L.P. from August 1995 to July 1998. Mr. Mathis’ prior experience in investments and management is extensive. He has been a partner at Oppenheimer and Company and a Senior Vice President and member of the Directors Council at Lehman Brothers. Mr. Mathis also worked with Alex. Brown & Sons and was responsible for the management of the Palm Beach, Florida office of Gruntal and Company, Inc. He began his career as a financial consultant and broker with Merrill Lynch. Mr. Mathis received a Bachelor of Science degree in Business Management from Mississippi State University.  Mr. Mathis’ extensive business experience and understanding of investments, management and education qualifies him to serve as a member of our Board of Directors and our Chief Executive Officer.

Tim Holderbaum. Mr. Holderbaum currently serves as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. He also serves as the Executive Vice President and Chief Financial Officer of DPEC and has been with DPEC since July 2001. He is responsible for the operational and financial aspects of DPEC and InvestBio, including day-to-day operations, filings, accounting and auditing, and the operational management and structuring of InvestBio’s investment partnerships. He also presently serves as the Financial and Operations Principal of DPEC Capital, Inc. and Managing Director and Co-founder of InvestProperty Group, LLC. Prior to Joining DPEC, Mr. Holderbaum was the Director of International Affairs for Impact Media, Ltd. where he coordinated and managed several focused special-advertising sections for various international markets. His career began at Burmah Oil in Hamburg, Germany where his responsibilities involved the forecasting and budgeting for 13 Central and Eastern European countries. Mr. Holderbaum attended Northwood University where he received a Bachelor of Business Administration degree.

Julian Beale. Mr. Beale is currently a director of the Company.  Since 1996, Mr. Beale has managed his own investments, which include listed “blue chip” shares, numerous speculative stocks, and real estate. After 14 years in engineering and after forming a plastics processing company that he built to employ more than 200 people, Mr. Beale has since the early 1970’s been involved in consulting and investing. In 1977, he was part of a consortium that purchased what became the Moonie Oil Company, a resources corporation that had interests in petroleum production. In 1984, he entered Federal Parliament (Australia). During 11 years in politics, he held many Shadow Minister portfolios (i.e., cabinet level position with minority party). He has a B.E. degree from Sydney University, Australia and an MBA from Harvard University.  Mr. Beale’s extensive business experience qualifies him to serve as a member of our Board of Directors.

Peter Lawrence. Mr. Lawrence is currently a director of the Company and served as the Chairman of Associated British Industries plc, a company that manufactured car engine and aviation jointing and sealants for both, original equipment manufacturers and after-markets, specialty waxes and anti-corrosion coatings for the automotive tire and plastics industries. The company was acquired for £40 million by AlliedSignal Corp in 1995. Mr. Lawrence has also serves as a director of the Close Beacon Fund OEIC since its founding in 1994. Beacon invests in small and recently floated companies on the Alternative Investment Market of the London Stock Exchange. Over the last several years, Mr. Lawrence has participated in numerous start-up and entrepreneurial ventures, both as an investor and as a member of the companies’ Board of Directors or Board of Advisors. Mr. Lawrence received a B.A. in Modern History from Oxford University where he graduated with honors.  Mr. Lawrence’s extensive business experience qualifies him to serve as a member of our Board of Directors.

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

In May 2007, DPEC, Scott Mathis and Ronald S. Robbins, a former officer of the Company, entered into a settlement of a disciplinary action filed in May 2004 by the NASD (now known as FINRA), the regulatory body that has primary jurisdiction over DPEC Capital, Inc. (“DPEC Capital”), a wholly-owned subsidiary of DPEC. The NASD originally alleged that DPEC securities were sold through DPEC Capital to investors based on false and misleading representations, that private placements of such securities were conducted in violation of the Securities Act of 1933, as amended, that there were several failures to comply with the NASD’s reporting requirements related to disciplinary and other matters, that DPEC Capital operated in violation of its net capital requirement on three separate days in 2001, and other matters. As part of the settlement, the NASD expressly withdrew numerous allegations and charges, including all which asserted that there had been any fraudulent, intentional, knowing or willful violations of the federal securities laws. The settlement also resolved a substantial majority of the charges in the case, and in connection therewith, Mr. Mathis received a 30-day suspension from acting in a principal capacity for DPEC Capital, Mr. Robbins received a 10-day suspension and DPEC Capital was suspended for 60 days from accepting new engagements to offer private placements, which also has been completed. The settling parties also agreed to pay fines totaling $215,000, all of which has been paid, and DPEC Capital was also required to engage an independent consultant to evaluate its practices and procedures relating to private placement offerings, and to make necessary changes in response to the consultant’s recommendations.

While the settlement with the NASD resolved most of the issues in the case, a few remaining charges were not resolved, namely, whether Mr. Mathis inadvertently or willfully failed to properly make certain disclosures on his personal NASD Form U-4. These charges were addressed at a hearing before FINRA’s Office of Hearing Officers in July 2007, and were resolved by a decision dated December 19, 2007. In that decision, Mr. Mathis was found to have negligently failed to make, or timely make, certain disclosures on his Form U-4 (concerning certain personal tax liens which relate to tax years as far back as 1993 and which have been paid off, and two customer complaints), and to have willfully failed to disclose certain tax liens for part of the period in question. In connection only with his duties at DPEC Capital, Mr. Mathis received a three-month suspension (plus a second ten-day suspension which would run concurrently), and was fined $12,500. (These sanctions will not take effect at least until the pending appeal with the Second Circuit is decided.) By finding that he acted “willfully” in part, Mr. Mathis may in the future become subject to a “statutory disqualification” if this finding is not ultimately reversed on appeal. In that event, he may be required to cease working for DPEC Capital, which could have a material adverse effect on DPEC Capital’s prospects and performance.

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

The Company and its management are not aware of any other legal proceedings or investigations involving the Company, any of its subsidiaries, or any of their respective officers, directors or employees, except with respect to the following:

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

Board of Directors Meetings

Our Board of Directors did not hold any meetings during the year ended May 31, 2011.

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

The entire Board of Directors acts as the Company’s audit committee and the Board has not adopted an audit committee charter. The Board views its duties as an audit committee as follows: (i) review recommendations of independent registered accountants concerning the Company’s accounting principles, internal controls and accounting procedures and practices; (ii) review the scope of the annual audit; (iii) approve or disapprove each professional service or type of service other than standard auditing services to be provided by the registered public accountants; and (iv) review and discuss with the independent registered public accountants the audited financial statements. The Board has determined that it does not currently have a director that qualifies as an audit committee financial expert as defined within Section 229.407(d)(5) of the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of our transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by, or a written representation from, certain reporting persons, we believe that all eligible persons were in compliance with the requirements of Section 16(a) during the fiscal year ended May 31, 2011.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The summary compensation table has been omitted as no compensation was paid to or earned by our executive officers for any purpose during the last three completed fiscal years.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers held any options or other equity awards in the last fiscal year ended May 31, 2011.

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

Director Compensation

None of our directors received any compensation for service as a director of the Company during our fiscal year ended May 31, 2011.

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

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Class
5% Shareholders
Diversified Private Equity Corporation (1)	43,822,401	96.5%
135 Fifth Avenue
10th Floor
New York, NY 10010

Directors and Executive Officers
Scott Mathis (2)	9,323,291	20.5%
Julian Beale	-	0.0%
Peter Lawrence	-	0.0%
Tim Holderbaum (3)	2,797,677	6.2%
All directors and executive officers as a group (4 persons) (2)	12,120,967	26.7%

(1)
Scott Mathis is the Chief Executive Officer, President, Chairman of the Board and a significant shareholder of DPEC and has shared voting and dispositive power with respect to the shares owned by DPEC.

(2)
Consists of 9,323,291 shares of common stock held by DPEC, which represents Mr. Mathis’s pro rata indirect interest in the Company. Mr. Mathis is the Chief Executive Officer, President, Chairman of the Board and a significant beneficial shareholder of DPEC. Mr. Mathis has shared voting and dispositive power, and may be deemed to be the indirect beneficial owner, of such shares. Mr. Mathis disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in DPEC.

(3)
Consists of 2,797,677 shares of common stock held by DPEC, which represents Mr. Holderbaum’s pro rata indirect interest in the Company. Mr. Holderbaum is the Executive Vice President and Chief Financial Officer of DPEC. Mr. Holderbaum has shared voting and dispositive power, and may be deemed to be the indirect beneficial owner, of such shares. Mr. Holderbaum disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in DPEC.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

The office space, telephone and office supplies consumed by the registrant during the fiscal year ending May 31, 2011, were provided without cost by Diversified Private Equity Corporation.

On September 30, 2010, The Wow Group, LLC, the managing member of InvestProperty Group, LLC, a Delaware limited liability company (hereinafter “IPG”), and the Board of Directors of DPEC, entered into a strategic combination under the Exchange Agreement, dated September 30, 2010 (the “Exchange Agreement”).
Under the terms of the Exchange Agreement, the members of IPG exchanged all of the issued and outstanding managing and non-managing membership interest units in IPG for shares of DPEC. IPG became a wholly-owned subsidiary of DPEC. As a result of the Exchange Agreement, former IPG members own 88.99% and existing DPEC shareholders own 11.01% of DPEC, on a non-diluted basis.

As of the date of this report, we do not have in place any policies with respect to whether we will enter into agreements with related persons in the future.

Director Independence

Our Board of Directors has determined that none of our current directors are independent.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Robison Hill & Company has acted as independent auditor for the registrant for the fiscal years ended May 31, 2001 through 2011. The Independent Auditors’ Report on the financial statements of the registrant for each of the last five fiscal years each raised substantial doubt about the registrant’s ability to be a going concern and each report indicated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. The registrant has had no disagreements with its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

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

	Year Ended May 31, 2011	Year Ended May 31, 2010
Audit Fees	$6,661	$7,350
Audit - Related Fees
Tax Fees	231	231
All Other Fees	-	-

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

10.1
Stock Purchase Agreement by and between Diversified Private Equity Corporation, Mercari Communications Group, Ltd., Kanouff, LLC and Underwood Family Partners, LTD., dated as of November 9, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 11, 2009).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________________
 *  Incorporated by reference to such exhibits filed with Form 10-KSB for the fiscal year ended May 31, 2006.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD.

Dated: August 22, 2011	By /s/ Scott Mathis
Scott Mathis, President, Chief Executive Officer
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 22nd day of August 2011.

Signatures	Title

/s/ Scott Mathis	President, Chief Executive Officer and Director
Scott Mathis	(Principal Executive Officer)

/s/ Tim F. Holderbaum	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Tim F. Holderbaum	(Principal Financial Officer and Principal Accounting Officer)

/s/ Julian Beale	Director
Julian Beale

/s/ Peter Lawrence	Director
Peter Lawrence