Form 10-Q
period 2011-08-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2011-10-04
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  As of October 04, 2011, there were 45,411,400 shares of the registrant’s common stock issued and outstanding.

MERCARI COMMUNICATIONS GROUP, LTD.
FORM 10-Q
August 31, 2011

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended May 31, 2011 as filed with the SEC,  which is available on the SEC’s website at www.sec.gov.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	(unaudited)
	August 31, 2011	May 31, 2011
Current Assets
Cash	$14,334	$16,053
Total Assets	$14,334	$16,053

Current Liabilities:
Accounts Payable & Accrued Liabilities	2,115	1,065
Total Liabilities	$2,115	$1,065

Stockholders' Equity:
Common Stock, Par value $.00001 Authorized 950,000,000 shares, Issued 45,411,400 shares at August 31, 2011 and May 31, 2011	454	454
Paid-In Capital	158,722	158,722
Deficit accumulated during the development stage since March 1, 2004 in connection with quasi reorganization	(146,957)	(144,188)
Total Stockholders' Equity	12,219	14,988

Total Liabilities and Stockholders' Equity	$14,334	$16,053

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			since
			March 1,
	(unaudited)		2004
	For the three months ended		Inception of
	August 31,		development
	2011	2010	stage
Revenues:	$-	$-	$-
Expenses:
General and administrative	2,769	4,824	145,487
Other Income (Expense):
Interest expense	-	-	(1,470)
Net Income (Loss)	$(2,769)	$(4,824)	$(146,957)

Basic & Diluted Loss Per Share	(0.0001)	(0.0001)
Weighted Average Shares	45,411,400	45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	(unaudited)		Cumulative Since March 1, 2004
	For the three months ended August 31,		Inception of Development
	2011	2010	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,769)	$(4,824)	$(146,957)
Increase (Decrease) in Accounts Payable	1,050	2,675	(16,851)
Increase (Decrease) in Accrued Interest	-	-	1,470
Net Cash Used in operating activities	(1,719)	(2,149)	(162,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder loans	-	-	33,350
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock	-	-	68,822
Cash contributed by shareholders	-	-	55,000
Net Cash Provided by financing activities	-	-	176,562

Net (Decrease) Increase in Cash and Cash Equivalents	(1,719)	(2,149)	14,224
Cash and Cash Equivalents at Beginning of Period	16,053	34,791	110
Cash and Cash Equivalents at End of Period	$14,334	$32,642	$14,334

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

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

Interim Reporting

The unaudited financial statements as of August 31, 2011 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $146,957 for the period from March 1, 2004 (inception of development stage) to August 31, 2011, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Nature of Business

The Company has no products or services as of August 31, 2011. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for August 31, 2011 and 2010 and are thus not considered.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts payable and accrued liabilities at August 31, 2011 and May 31, 2011 approximates their fair values due to the short-term nature of these financial instruments.

NOTE 2 - INCOME TAXES

As of May 31, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $143,000 that may be offset against future taxable income through 2031.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

As of August 31, 2011 all activities of the Company are conducted on a rent free basis at the corporate offices of Diversified Private Equity Corporation (“DPEC”), the major shareholder of the Company.  Currently, there are no outstanding debts owed by the Company for the use of these facilities.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

There are no current related party transactions other than discussed in the Company’s annual report on Form 10-K for the year ended May 31, 2011 and other previous filings as filed with the SEC.

NOTE 7 - QUASI-REORGANIZATION

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended May 31, 2011. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2007. The following describes the open tax years, by major tax jurisdiction, as of May 31, 2011:

United States (a)	2007 – Present
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

•
Mr. Underwood resigned as President and Mr. Kanouff resigned as Secretary and Treasurer, and our Board of Directors appointed Scott L. Mathis as Chief Executive Officer and President, Ronald S. Robbins as Executive Vice President and Chief Operating Officer (Mr. Robbins subsequently retired on April 6, 2011 and the Company has currently no plans to replace him), and Tim Holderbaum as Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

NOTE 10 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after August 31, 2011, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through October 04, 2011, which is the date on which the financial statements were issued.  The Company has concluded that there are no significant or material transactions to be reported for the period from September 1, 2011 to October 04, 2011.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended May 31, 2011. Also, persons reading this Report should read and consider the Risk Factors included in Item 1A of the Company’s annual report on Form 10-K for the year ended May 31, 2011.

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

Item 4.   Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter (the quarter ended August 31, 2011) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended August 31, 2011, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.   Exhibits

Please see the exhibit index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD.

DATE:	October 04, 2011	By: /s/ Scott L. Mathis
Scott L. Mathis, Chief Executive Officer

DATE:	October 04, 2011	By: /s/ Tim F. Holderbaum
Tim F. Holderbaum, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*

32.1*	Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2*	Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

(*)	Filed herewith.

(**)
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.