Form 10-Q
period 2011-11-30
MERCARI COMMUNICATIONS GROUP LTD
filed 2012-01-17
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  As of January 17, 2012, there were 45,411,400 shares of the registrant’s common stock issued and outstanding.

MERCARI COMMUNICATIONS GROUP, LTD.
FORM 10-Q
November 30, 2011

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	(unaudited)
	November 30, 2011	May 31, 2011
Current Assets
Cash	$1,161	$16,053
Total Assets	$1,161	$16,053

Current Liabilities:
Accounts Payable & Accrued Liabilities	2,770	1,065
Total Liabilities	$2,770	$1,065

Stockholders' Equity:
Common Stock, Par value $.00001 Authorized 950,000,000 shares, Issued 45,411,400 shares at November 30, 2011 and May 31, 2011	454	454
Paid-In Capital	158,722	158,722
Deficit accumulated during the development stage since March 1, 2004 in connection with quasi reorganization	(160,785)	(144,188)

Total Stockholders' Equity	(1,609)	14,988

Total Liabilities and Stockholders' Equity	$1,161	$16,053

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative
					since
					March 1,
	(unaudited)		(unaudited)		2004
	For the three months ended		For the six months ended		Inception of
	November 30,		November 30,		development
	2011	2010	2011	2010	stage
Revenues:	$-	$-	$-	$-	$-
Expenses:
General and administrative	13,828	8,661	16,597	13,484	159,315
Other Income (Expense):
Interest expense	-	-	-	-	(1,470)
Net Income (Loss)	$(13,828)	$(8,661)	$(16,597)	$(13,484)	$(160,785)
Basic & Diluted Loss Per Share	(0.0003)	(0.0002)	(0.0004)	(0.0003)
Weighted Average Shares	45,411,400	45,411,400	45,411,400	45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	(unaudited) For the six months ended November 30,		Cumulative Since March 31, 2004 Inception of Development
	2011	2010	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(16,597)	$(13,484)	$(160,785)
Increase (Decrease) in Accounts Payable	1,705	1,634	(16,196)
Increase (Decrease) in Accrued Interest	-	-	1,470
Net Cash Used in operating activities	(14,892)	(11,850)	(175,511)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder loans	-	-	33,350
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock	-	-	68,822
Cash contributed by shareholders	-	-	55,000
Net Cash Provided by financing activities	-	-	176,562

Net (Decrease) Increase in Cash and Cash Equivalents	(14,892)	(11,850)	1,051
Cash and Cash Equivalents at Beginning of Period	16,053	34,791	110
Cash and Cash Equivalents at End of Period	$1,161	$22,941	$1,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

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

Interim Reporting

The unaudited financial statements as of November 30, 2011 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $160,785for the period from March 1, 2004 (inception of development stage) to November 30, 2011, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Nature of Business

The Company has no products or services as of November 30, 2011. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for November 30, 2011 and 2010 and are thus not considered.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts payable and accrued liabilities at November 30, 2011 and May 31, 2011 approximates their fair values due to the short-term nature of these financial instruments.

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

NOTE 4 - COMMITMENTS

As of November 30, 2011 all activities of the Company are conducted on a rent free basis at the corporate offices of Diversified Private Equity Corporation (“DPEC”), the major shareholder of the Company.  Currently, there are no outstanding debts owed by the Company for the use of these facilities.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after November 30, 2011, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through January 13, 2012, which is the date on which the financial statements were issued.  The Company has concluded that there are no significant or material transactions to be reported for the period from December 1, 2011 to January 13, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter (the quarter ended November 30, 2011) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended November 30, 2011, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

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

MERCARI COMMUNICATIONS GROUP, LTD.

DATE:	January 17, 2012	By: /s/ Scott L. Mathis
Scot L. Mathis, Chief Executive Officer

DATE:	January 17, 2012	By: /s/ Tim F. Holderbaum
Tim F. Holderbaum, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*

32.1*	Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2*	Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

(*)	Filed herewith.

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