Form 10-K
period 2012-05-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2012-08-24
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2012

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

Registrant’s telephone number, including area code:(212) 739-7689

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

The aggregate market value of voting and nonvoting common equity held by non affiliates computed with reference to the last price at which the common equity was sold, or the average bid and asked price of such common equity: there is a very limited trading market with little to no volume thus the registrant cannot accurately calculate the aggregate market value of its common stock held by non-affiliates as of May 31, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of August 24, 2012, there were 45,411,400 shares of the registrant’s common stock outstanding. No other class of equity securities is issued or outstanding.

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

During 2001, the registrant was reactivated with a business plan of filing all delinquent documents with the Colorado Secretary of State, the SEC, and federal and state tax authorities; and sought to merge with another company which hadassets and an active business. The registrant has filed all of such delinquent documents with the Colorado Secretary of State and the federal and state tax authorities, and all reports required under the Exchange Act since 2002 and is now current in reporting obligations under the Exchange Act.

During August of 2004, the registrant’s shareholders approved a plan of quasi-reorganization pursuant to which accounts were restated to eliminate the accumulated deficit and related capital accounts on the registrant’s balance sheet. This quasi-reorganization was effective on March 1, 2004. On August 3, 2004, the registrant effected a 900-for-1 reverse stock split; and on June 2, 2009, the registrant effected a 3.5-for-1 reverse stock split.All references to the registrant’s common stock in this Form have been restated to reflect these reverse stock splits.

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

As of August 24, 2012, there were 45,411,400 shares of the registrant’s common stock outstanding.

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

•
Mr. Underwood resigned as President and Mr. Kanouff resigned as Secretary and Treasurer.  Our Board of Directors appointed Scott Mathis as Chief Executive Officer and President, Ronald S. Robbins as Executive Vice President and Chief Operating Officer (Mr. Robbins subsequently retired on April 6, 2011and the Company has currently no plans to replace him), and Tim Holderbaum as Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

Employees

We currently have no employees.

How to obtain our SEC Filings

The registrant files annual, quarterly, and special reports, and other information with the Securities and Exchange Commission (“SEC”). These reports and other information can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, D.C.20549. Such materials may also be accessed electronically by means of the SEC’s website at www.sec.gov.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, the registrant is not required to provide information for this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The principal executive offices of the registrant are currently located at 135 Fifth Avenue, 10thFloor, New York, NY10010.The registrant is receiving the use of this shared office space from DPEC without cost. Registrant currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate matters.

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

ITEM 4.  MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASESOF EQUITY SECURITIES

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

Holders

As of August 24, 2012, there were 45,411,400 shares of common stock issued and outstanding held by approximately 95 shareholders of record on that date. There are no shares of preferred stock outstanding.

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

Recent Sales of Unregistered Securities

During the year ended May 31, 2012, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q.

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

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

MAY 31, 2012 AND 2011

CONTENTS

Page
Independent Registered Public Accountants Report	10

Balance Sheets
May 31, 2012 and 2011	11

Statements of Operations
For the Years Ended May 31, 2012 and 2011
And for the Cumulative Period from March 1, 2004 to May 31, 2012	12

Statement of Stockholders’ Equity for the
Period from December 30, 1987 (Inception) to May 31, 2012	13

Statements of Cash Flows
For the Years Ended May 31, 2012 and 2011
And for the Cumulative Period from March 1, 2004 to May 31, 2012	17

Notes to Financial Statements	18

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

Mercari Communications Group, Ltd.
(A Development Stage Company)

     We have audited the accompanying balance sheets of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2012 and 2011, and the related statements of operations and cash flows for the two years ended May 31, 2012 and 2011, and the cumulative period from March 1, 2004 (inception of development stage) to May 31, 2012, and the statement of stockholders’ equity for the period from December 30, 1987 (inception) to May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2012 and 2011, and the results of its operations and its cash flows for the two years ended May 31, 2012 and 2011, and the cumulative period from March 1, 2004 (inception of development stage) to May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison Hill & Co.
Certified Public Accountants

Salt Lake City, Utah August 24, 2012

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	May 31
	2012	2011
Current Assets
Cash	$1,051	$16,053
Total Assets	$1,051	$16,053

Current Liabilities:
Accounts Payable & Accrued Liabilities	5,273	1,065
Shareholder Advances	5,000	-
Total Liabilities	$10,273	$1,065

Stockholders' Equity:
Common Stock, Par value $.00001 Authorized 950,000,000 shares, Issued 45,411,400 shares at May 31, 2012 and May 31, 2011

	454	454
Paid-In Capital	158,722	158,722
Deficit accumulated during the development stage since March 1, 2004 in connection with quasi reorganization	(168,398)	(144,188)

Total Stockholders' Equity	(9,222)	14,988

Total Liabilities and Stockholders' Equity	$1,051	$16,053

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			since
			March 1,
			2004
	For the years ended		Inception of
	May 31,		development
	2012	2011	stage
Revenues:	$-	$-	$-
Expenses:
General and administrative	24,210	19,378	166,928
Other Income (Expense):
Interest expense	-	-	(1,470)
Net Income (Loss)	$(24,210)	$(19,378)	$(168,398)
Basic & Diluted Loss Per Share	(0.0005)	(0.0004)
Weighted Average Shares	45,411,400	45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2012

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

FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2012

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

FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2012

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

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2012

						Deficit Accumulated Since Inception of Development Stage
			Common			Since Aug. 31, 2001	Since March 1, 2004
	Common Stock		Stock	Paid -In	Retained	(Prior to quasi	(Since quasi
	Shares	Par Value	to be Issued	Capital	Deficit	reorganization)	reorganization)
Balance at May 31, 2007	875,113	9	-	57,875	-	-	(60,709)

Stock issued for cash - $.01/share	714,286	7	-	24,993	-	-	-
Net loss	-	-	-	-	-	-	(23,630)
Balance at May 31, 2008	1,589,399	16	-	82,868	-	-	(84,339)

Net loss	-	-	-	-	-	-	(20,710)
Balance at May 31, 2009	1,589,399	16	-	82,868	-	-	(105,049)

Stock issued for cash - $.001/share	43,822,001	438	-	43,384	-	-	-
Forgiven loans reclassified to paid-in capital	-	-	-	32,470	-	-	-
Net loss	-	-	-	-	-	-	(19,761)
Balance at May 31, 2010	45,411,400	454	-	158,722	-	-	(124,810)

Net loss	-	-	-	-	-	-	(19,378)
Balance at May 31, 2011	45,411,400	$454	$-	$158,722	$-	$-	$(144,188)

Net loss	-	-	-	-	-	-	(24,210)
Balance at May 31, 2012	45,411,400	$454	$-	$158,722	$-	$-	$(168,398)

The accompanying notes are an integral part of these financial statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the years ended May 31,		Cumulative Since March 31, 2004 Inception of Development
	2012	2011	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(24,210)	$(19,378)	$(168,398)
Increase (Decrease) in Accounts Payable	4,208	640	(13,693)
Increase (Decrease) in Accrued Interest	-	-	1,470
Net Cash Used in operating activities	(20,002)	(18,738)	(180,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder advance	5,000	-	38,350
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock	-	-	68,822
Cash contributed by shareholders	-	-	55,000
Net Cash Provided by financing activities	5,000	-	181,562

Net (Decrease) Increase in Cash and Cash Equivalents	(15,002)	(18,738)	941
Cash and Cash Equivalents at Beginning of Period	16,053	34,791	110
Cash and Cash Equivalents at End of Period	$1,051	$16,053	$1,051

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

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

    Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $168,000 for the period from March 1, 2004 (inception of development stage) to May 31, 2012, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

Nature of Business

    The Company has no products or services as of May 31, 2012. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

    Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for May 31, 2012 and 2011and are thus not considered.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

    The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

    The carrying value of the Company’s financial instruments, including cash, accounts payable and accrued liabilities at May 31, 2012 and May 31, 2011, approximates their fair values due to the short-term nature of these financial instruments.

NOTE 2 - INCOME TAXES

    As of May 31, 2012, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $168,000 that may be offset against future taxable income through 2032. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2012	2011
Net Operating Losses	$25,050	$21,450
Valuation Allowance	(25,050)	(21,450)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2012	2011
Provision (Benefit) at US Statutory Rate	$(3,600)	$(3,000)
Increase (Decrease) in Valuation Allowance	3,600	3,000
	$-	$-

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

NOTE 4 - COMMITMENTS

    As of May 31, 2012, all activities of the Company are conducted on a rent free basis at the corporate offices of Diversified Private Equity Corporation (“DPEC”), the major shareholder of the Company. Currently, there are no outstanding debts owed by the Company for the use of these facilities.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

    There are no current related party transactions other than discussed in the Company’s other previous filings as filed with the SEC.

    On December 14, 2011, the Company received a shareholder advance of $5,000 from DPEC, the Company’s parent. This advance carries no interest and is intended to be converted to capital in the future.

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

    Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended May 31, 2012. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2008. The following describes the open tax years, by major tax jurisdiction, as of May 31, 2012:

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

•
Mr. Underwood resigned as President and Mr. Kanouff resigned as Secretary and Treasurer, and our Board of Directors appointed Scott Mathis as Chief Executive Officer and President, Ronald S. Robbins as Executive Vice President and Chief Operating Officer (Mr. Robbins subsequently retired on April 6, 2011and the Company has currently no plans to replace him), and Tim Holderbaum as Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

NOTE 10 – SUBSEQUENT EVENTS

    On June 29, 2012, the Company received an additional shareholder advance for $2,500 from DPEC, the Company’s parent, to bring the total advance balance to $7,500. This advance carries no interest and is intended to be converted to capital in the future.

    The Company adopted ASC 855, and has evaluated all events occurring after May 31, 2012, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through August 24, 2012, which is the date on which the financial statements were issued.  The Company has concluded that there are no significant or material transactions to be reported for the period from June 1, 2012 to August 24, 2012.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

The registrant has had no disagreement with its accountants on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement.

ITEM9A.  CONTROLS AND PROCEDURES

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended May 31, 2012. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of May 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2012 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all directors and executive officers of the registrant as of the end of the last fiscal year and on the date of this report:

Name	Age	Position	Date First Elected/Appointed

Scott Mathis	50	Director, Chief Executive Officer and President	November 9, 2009

Tim Holderbaum	38	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	November 9, 2009

Julian Beale	77	Director	November 9, 2009

Peter Lawrence	78	Director	November 9, 2009

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

Tim Holderbaum. Mr. Holderbaum currently serves as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. He also serves as the Executive Vice President and Chief Financial Officer of DPEC and has been with DPEC since July 2001. He is responsible for the operational and financial aspects of DPEC, including day-to-day operations, filings, accounting and auditing. He also presently serves as the Financial and Operations Principal of DPEC Capital, Inc.. Prior to Joining DPEC, Mr. Holderbaum was the Director of International Affairs for Impact Media, Ltd. where he coordinated and managed several focused special-advertising sections for various international markets. His career began at Burmah Oil in Hamburg, Germany where his responsibilities involved the forecasting and budgeting for 13 Central and Eastern European countries. Mr. Holderbaum attended Northwood University where he received a Bachelor of Business Administration degree.

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

In May 2007, DPEC, Scott Mathis and Ronald S. Robbins, a former officer of the Company, entered into a settlement of a disciplinary action filed in May 2004 by the NASD (now known as FINRA), the regulatory body that has primary jurisdiction over DPEC Capital, Inc. (“DPEC Capital”), a wholly-owned subsidiary of DPEC. As part of the settlement, FINRA expressly withdrew numerous allegations and charges, and also resolved most of the remaining charges in the case. In connection therewith, Mr. Mathis and one of the other individual respondents received a 30-day suspension from acting in a principal capacity for DPEC Capital. The third individual respondent received a 10-day suspension and DPEC Capital was suspended for 60 days from accepting new engagements to offer private placements. All suspensions were completed in 2007. The settling parties fully paid all assessed fines which totaled $215,000, and DPEC Capital was also required to engage an independent consultant to evaluate its practices and procedures relating to private placement offerings, and to make necessary changes in response to the consultant’s recommendations.

The few charges that were not resolved by the settlement addressed whether Mr. Mathis inadvertently or willfully failed to properly make certain disclosures on his personal NASD Form U-4. These charges were addressed at a hearing held by the FINRA Office of Hearing Officers. In a decision dated December 19, 2007, Mr. Mathis was found to have negligently failed to make, or timely make, certain disclosures on his Form U-4 (concerning certain personal tax liens which relate to tax years as far back as 1996 and which have all been paid off, and two customer complaints), and to have “willfully” failed to disclose certain tax liens for part of the period in question. Mr. Mathis has never disputed that he did not timely make these disclosures on his Form U-4.  However, he has steadfastly disputed the willfulness finding, and has challenged that finding on appeal to the Securities and Exchange Commission and the U.S. Court of Appeals. However, both of those appeals were unsuccessful. In June 2012, the sanctions originally imposed in December 2007 took effect. Mr. Mathis began serving a three-month suspension in connection with his duties at DPEC Capital and has paid a $12,500 fine and other related costs.

The finding that Mr. Mathis acted willfully, under the applicable rules, subjects him to a “statutory disqualification.” This means that he might no longer be permitted to continue to work in the securities industry. As such, upon the completion of his suspension and in accordance with FINRA rules, Mr. Mathis shall make a special application to be permitted to continue to work in the industry notwithstanding the fact that he is subject to a statutory disqualification. Regardless of the result of that application, Mr. Mathis would be able to continue performing his duties for the non-securities (IPG) side of the business.

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

Board of Directors Meetings

Our Board of Directors did not hold any meetings during the year ended May 31, 2012.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of our transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by, or a written representation from, certain reporting persons, we believe that all eligible persons were in compliance with the requirements of Section 16(a) during the fiscal year ended May 31, 2012.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The summary compensation table has been omitted as no compensation was paid to or earned by our executive officers for any purpose during the last three completed fiscal years.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers held any options or other equity awards in the last fiscal year ended May 31, 2012.

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

Director Compensation

None of our directors received any compensation for service as a director of the Company during our fiscal year ended May 31, 2012.

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
135 Fifth Avenue
10th Floor
New York, NY 10010

Directors and Executive Officers
Scott Mathis (2)	9,320,491	20.5%
Julian Beale	-	0.0%
Peter Lawrence	-	0.0%
Tim Holderbaum (3)	2,811,270	6.2%
All directors and executive officers as a group (4 persons) (2)	12,131,761	26.7%

(1)
Scott Mathis is the Chief Executive Officer, President, Chairman of the Board and a significant shareholder of DPEC and has shared voting and dispositive power with respect to the shares owned by DPEC.

(2)
Consists of 9,320,491 shares of common stock held by DPEC, which represents Mr. Mathis’s pro rata indirect interest in the Company. Mr. Mathis is the Chief Executive Officer, President, Chairman of the Board and a significant beneficial shareholder of DPEC. Mr. Mathis has shared voting and dispositive power, and may be deemed to be the indirect beneficial owner, of such shares. Mr. Mathis disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in DPEC.

(3)
Consists of 2,811,270 shares of common stock held by DPEC, which represents Mr. Holderbaum’s pro rata indirect interest in the Company. Mr. Holderbaum is the Executive Vice President and Chief Financial Officer of DPEC. Mr. Holderbaum has shared voting and dispositive power, and may be deemed to be the indirect beneficial owner, of such shares. Mr. Holderbaum disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in DPEC.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

The office space, telephone and office supplies consumed by the registrant during the fiscal year ending May 31, 2012, were provided without cost by Diversified Private Equity Corporation.

On September 30, 2010, The Wow Group, LLC, the managing member of InvestProperty Group, LLC, a Delaware limited liability company (hereinafter “IPG”), and the Board of Directors of DPEC, entered into a strategic combination under the Exchange Agreement, dated September 30, 2010 (the “Exchange Agreement”). Under the terms of the Exchange Agreement, the members of IPG exchanged all of the issued and outstanding managing and non-managing membership interest units in IPG for shares of DPEC. IPG became a wholly-owned subsidiary of DPEC. As a result of the Exchange Agreement, former IPG members owned 88.99% and prior DPEC shareholders owned 11.01% of DPEC post combination, on a non-diluted basis.

On June 30, 2012, InvestProperty Group, LLC, the managing member of Algodon Global Properties, LLC, a Delaware limited liability company (hereinafter “AGP”), and the Board of Directors of DPEC, entered into a strategic combination under the Exchange Agreement, dated June 30, 2012 (the “AGP Exchange Agreement”). Under the terms of the AGP Exchange Agreement, the members of AGP exchanged all of the issued and outstanding managing and non-managing membership interest units in AGP for shares of DPEC. AGP became a wholly-owned subsidiary of DPEC. As a result of the AGP Exchange Agreement, former AGP members owned 42.12% and prior DPEC shareholders owned57.88% of DPEC post combination, on a non-diluted basis.

As of the date of this report, we do not have in place any policies with respect to whether we will enter into agreements with related persons in the future.

Director Independence

Our Board of Directors has determined that none of our current directors are independent.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Robison Hill & Company has acted as independent auditor for the registrant for the fiscal years ended May 31, 2001 through 2012. The Independent Auditors’ Report on the financial statements of the registrant for each of the last five fiscal years each raised substantial doubt about the registrant’s ability to be a going concern and each report indicated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. The registrant has had no disagreements with its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

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

	For the years ended
	2012	2011
Audit Fees	$7,646	$6,661
Audit - Related Fees	-	-
Tax Fees	225	231
All Other Fees	-	-

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

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

101.LAB **	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

101.DEF **	XBRL Taxonomy Extension Definition Linkbase
________________________
 *   Incorporated by reference to such exhibits filed with Form 10-KSB for the fiscal year ended May 31, 2006.

**  Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD.

Dated: August 24, 2012	By /s/ Scott Mathis
Scott Mathis, President, Chief Executive Officer
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 24th day of August 2012.

Signatures	Title

/s/ Scott Mathis	President, Chief Executive Officer and Director
Scott Mathis	(Principal Executive Officer)

/s/ Tim F. Holderbaum	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Tim F. Holderbaum	(Principal Financial Officer and Principal Accounting Officer)

/s/ Julian Beale	Director
Julian Beale

/s/ Peter Lawrence	Director
Peter Lawrence