Form 10-Q
period 2012-08-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2012-10-15
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17284

MERCARI COMMUNICATIONS GROUP, LTD.
(Exact name of registrant as specified in its charter)

Colorado	84-1085935
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

135 Fifth Ave., 10thFloor, New York, NY10010
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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  As of October 15, 2012, there were 45,411,400 shares of the registrant’s common stock issued and outstanding.

MERCARI COMMUNICATIONS GROUP, LTD.
FORM 10-Q
August 31, 2012

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended May 31, 2012 as filed with the SEC,  which is available on the SEC’s website at www.sec.gov.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	(unaudited)
	August 31, 2012	May 31, 2012
Current Assets
Cash	$2,135	$1,051
Total Assets	$2,135	$1,051

Current Liabilities:
Accounts Payable & Accrued Liabilities	11,335	5,273
Shareholder Advances	7,500	5,000
Total Liabilities	$18,835	$10,273

Stockholders' Equity:
Common Stock, Par value $.00001 Authorized 950,000,000 shares, Issued 45,411,400 shares at August 31, 2012 and May 31, 2012	454	454
Paid-In Capital	158,722	158,722
Deficit accumulated during the development stage since March 1, 2004 in connection with quasi reorganization	(175,876)	(168,398)

Total Stockholders' Equity	(16,700)	(9,222)

Total Liabilities and Stockholders' Equity	$2,135	$1,051

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			since
			March 1,
	(unaudited)		2004
	For the three months ended		Inception of
	August 31,		development
	2012	2011	stage
Revenues:	$-	$-	$-
Expenses:
General and administrative	7,478	2,769	174,406
Other Income (Expense):
Interest expense	-	-	(1,470)
Net Income (Loss)	$(7,478)	$(2,769)	$(175,876)
Basic & Diluted Loss Per Share	(0.0002)	(0.0001)
Weighted Average Shares	45,411,400	45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	(unaudited)		Cumulative Since March 31, 2004 Inception of
	For the three months ended August 31,		Development
	2012	2011	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,478)	$(2,769)	$(175,876)
Increase (Decrease) in Accounts Payable	6,062	1,050	(7,631)
Increase (Decrease) in Accrued Interest	-	-	1,470
Net Cash Used in operating activities	(1,416)	(1,719)	(182,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder advance	2,500	-	40,850
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock	-	-	68,822
Cash contributed by shareholders	-	-	55,000
Net Cash Provided by financing activities	2,500	-	184,062

Net (Decrease) Increase in Cash and Cash Equivalents	1,084	(1,719)	2,025
Cash and Cash Equivalents at Beginning of Period	1,051	16,053	110
Cash and Cash Equivalents at End of Period	$2,135	$14,334	$2,135

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

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

Interim Reporting

The unaudited financial statements as of August 31, 2012 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $ $175,876for the period from March 1, 2004 (inception of development stage) to August 31, 2012, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Nature of Business

The Company has no products or services as of August 31, 2012. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for August 31, 2012 and 2011and are thus not considered.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts payable and accrued liabilities at August 31, 2012 and May 31, 2012 approximates their fair values due to the short-term nature of these financial instruments.

NOTE 2 - INCOME TAXES

As of May 31, 2012, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $168,000 that may be offset against future taxable income through 2032.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

As of August 31, 2012 all activities of the Company are conducted on a rent free basis at the corporate offices of Algodon Wines & Luxury Development Group, Inc. or “AWLD” (formerly Diversified Private Equity Corporation or “DPEC”; see Note 10 - Subsequent Events), the major shareholder of the Company. Currently, there are no outstanding debts owed by the Company for the use of these facilities.

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

On December 17, 2001, the Board of Directors authorized the sale of 240,945 restricted common shares at par value tothree directors of the Company. The directors paid $7,590 in cash consideration for those shares. During the year ended May 31, 2003, these shares were issued.

On January 19, 2007, the Company issued two promissory notes for $10,000 each to two nonaffiliated lenders. The notes were payable by the Company only at the time, and in the event, the Company became current in reporting obligations under the Exchange Act, as amended. At the time when the notes became payable, the Company agreed to issue and deliver to each of the two lenders 285,714 shares of the Company’s unregistered common stock. On March 9, 2007, the Company issued 571,428 shares of stock as payment for the notes payable.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 5 - COMMON STOCK TRANSACTIONS (continued)

On November 27, 2007, the Company sold 214,286 shares of its common stock to Kanouff, LLC for $7,500 in cash and sold 214,286 shares of its common stock to Underwood Family Partners, Ltd. for $7,500 in cash.The Company sold such shares to KLLC and the Partnership in order to obtain working capital. The Registrant relied upon Section 4(2) of the Securities Act of 1933 as providing the exemption from registration under such Act for such transactions.

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

On November 9, 2009, pursuant to the Stock Purchase Agreement described under Note 9, Mercari offered and sold 43,822,001 shares of its common stock to AWLD. The offer and sale by the Company of the common stock to AWLD was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. The Company made this determination based on the representations of AWLD which included, in pertinent part, that AWLD was an "accredited investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that AWLD was acquiring the common stock for investment purposes for its own account and not as nominee or agent, and not with a view to the resale or distribution thereof, and that AWLD understood that the common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

NOTE 6 - RELATED PARTY TRANSACTIONS

There are no current related party transactions other than discussed in the Company’s annual report on Form 10-K for the year ended May 31, 2012 and other previous filings as filed with the SEC.

On June 29, 2012, the Company received an additional shareholder advance of $2,500 from AWLD, the Company’s parent, bringing the total advance balance to $7,500. This total advance carries no interest and is intended to be converted to capital in the future.

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended May 31, 2012. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2009. The following describes the open tax years, by major tax jurisdiction, as of May 31, 2012:

United States (a)	2009 – Present
(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 9 – STOCK PURCHASE AGREEMENT

On November 9, 2009, we entered into and closed a Stock Purchase Agreement with Algodon Wines & Luxury Development Group, Inc. (formerly Diversified Private Equity Corporation), a privately-held Delaware corporation, and Kanouff, LLC and Underwood Family Partners, Ltd., the two entities which, immediately prior to closing, were the majority shareholders of the Company and which are controlled by the officers and directors of the Company, which resulted in a change in control of the Company (the “Stock Purchase”).  In connection with the Stock Purchase, AWLD purchased, and the Company sold, an aggregate of 43,822,001 shares of common stock for a purchase price of $43,822, or $0.001 per share.  In addition, AWLD purchased 200 shares of common stock from KLLC and 200 shares of common stock from Partnership for a purchase price of $180,000 payable to each selling shareholder, of which $105,000 was paid at closing and $75,000 was previously paid in connection with a letter of intent and related amendments.  Immediately following the closing of the Stock Purchase Agreement, there were 45,411,400 shares of common stock issued and outstanding.  Immediately following the closing of the Stock Purchase Agreement, AWLD owned an aggregate of 43,822,401 shares of the Company’s common stock out of the total of 45,411,400 shares of common stock issued and outstanding at the closing, or approximately 96.5% of the Company’s issued and outstanding shares.

The Stock Purchase Agreement contains post-closing covenants whereby Mercari and AWLD agree to utilize their commercially reasonable efforts to cause Mercari to (i) remain a Section 12(g) reporting company in compliance with and current in its reporting requirements under the Exchange Act; and (ii) cause all of the assets and business or equity interest of AWLD, its subsidiaries and affiliated companies to be transferred to Mercari and, in connection with such transactions, cause Mercari’s stock to be distributed by AWLD to AWLD’s stockholders and the holders of equity interests in the affiliated companies (“Reorganization Transaction”).  In connection with and contemporaneously with the Reorganization Transaction, it is anticipated that Mercari and/or AWLD will seek to obtain at least $10 million in gross proceeds from a financing (the “Financing”).  If the gross proceeds from the Financing exceed $15 million at the time of the last closing of such financing, Mercari will issue additional shares of common stock to AWLD at a purchase price of $.001 per share as follows:  (i) 18,164,560 additional shares if the amount of the Financing is at least $15 million and less than $20 million; or (ii) 34,058,550 additional shares if the amount of the Financing is $20 million or more.  After consummation of the Financing, Mercari will seek to register for resale all of the shares issued in the Financing and shares of common stock issued by Mercari from and after December 1, 2001 and prior to the date of the Stock Purchase Agreement.  Mercari will use its commercially

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 9 – STOCK PURCHASE AGREEMENT (Continued)

reasonable efforts to file the registration statement within 60 days after consummation of the Reorganization Transaction (“Filing Date”) and to have the registration statement become effective within 180 days after the Filing Date.  If the SEC requires Mercari to reduce the number of shares included under such registration statement, any such reduction will first be made from the shares issued in the Financing.  The post-closing obligations of AWLD and Mercari discussed herein are contingent upon AWLD’s good faith determination that, after taking commercially reasonable efforts, the transactions are feasible.  Such determination shall take into account all relevant material factors, including without limitation, then-current economic, financial and market conditions.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after August 31, 2012, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through October 15, 2012, which is the date on which the financial statements were issued.

On October 1, 2012, the Company’s parent, Diversified Private Equity Corp. changed its name to Algodon Wines & Luxury Development Group, Inc.

On October 09, 2012, the Company received an additional shareholder advance of $10,000 from AWLD, the Company’s parent, bringing the total advance balance to $17,500. This total advance carries no interest and is intended to be converted to capital in the future.

The Company has concluded that there are no other significant or material transactions to be reported for the period from September 1, 2012 to October 15, 2012.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended May 31, 2012. Also, persons reading this Report should read and consider the Risk Factors included in Item 1A of the Company’s annual report on Form 10-K for the year ended May 31, 2012.

Results of Operations

The Company is a development stage business, which intends to acquire a United States or foreign based business which is privately owned and wishes to become a publicly owned business. The Company was inactive and did not file reports required under the Securities Exchange Act of 1934 (“Exchange Act”) from 1990 through 2000, and has not conducted any material business operations since 1990. The Company was reactivated in 2001 and is now current in its state and United States internal revenue filing obligations and the Company has filed all reports required to be filed by it with the SEC under the Exchange Act, during the past seven years. The Company is now actively seeking one or more acquisition candidates.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management necessarily appliesits judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter (the quarter ended August 31, 2012) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended August 31, 2012, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

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

MERCARI COMMUNICATIONSGROUP, LTD.

DATE:	October 15, 2012	By: /s/ Scott L. Mathis
Scott L. Mathis, Chief Executive Officer

DATE:	October 15, 2012	By: /s/ Tim F. Holderbaum
Tim F. Holderbaum, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*

32.1*	Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2*	Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

(*)	Filed herewith.

(**)
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.