Form 10-K
period 2013-05-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2013-08-21
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2013

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

The aggregate market value of voting and nonvoting common equity held by non affiliates computed with reference to the last price at which the common equity was sold, or the average bid and asked price of such common equity: there is a very limited trading market with little to no volume thus the registrant cannot accurately calculate the aggregate market value of its common stock held by non-affiliates as of May 31, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of August 21, 2013, there were 45,411,400 shares of the registrant’s common stock outstanding. No other class of equity securities is issued or outstanding.

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

On November 9, 2009, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Algodon Wines & Luxury Development Group, Inc. or “AWLD” (formerly Diversified Private Equity Corporation or “DPEC”), a privately-held Delaware corporation, and Kanouff, LLC (“KLLC”) and Underwood Family Partners, Ltd. (the “Partnership”), of which KLLC and the Partnership were the majority shareholders of the Company (the “Stock Purchase”).  In connection with the Stock Purchase, AWLD purchased and the Company sold, an aggregate of 43,822,001 shares of common stock for a purchase price of $43,822, or $0.001 per share.  In addition, AWLD purchased 200 shares of common stock from KLLC and 200 shares of common stock from the Partnership for a purchase price of $180,000 payable to each selling shareholder, of which $105,000 was paid at closing and $75,000 had previously been paid in connection with a letter of intent and related amendments.

As of August 21, 2013, there were 45,411,400 shares of the registrant’s common stock outstanding.

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

On November 9, 2009, we entered into and closed the Stock Purchase Agreement with AWLD, KLLC, and the Partnership.  Immediately prior to closing, KLLC and the Partnership were the majority shareholders of the Company, and the Stock Purchase resulted in a change in control of the Company.  AWLD is headquartered in New York, NY, and is a virtually integrated company that creates, develops, markets, sells and manages private equity investment opportunities, principally in the biotechnology industry and in non-leveraged global real estate assets.  In connection with the Stock Purchase, AWLD purchased, and the Company sold, an aggregate of 43,822,001 shares of common stock for a purchase price of $43,822, or $0.001 per share.  In addition, AWLD purchased 200 shares of common stock from KLLC and 200 shares of common stock from the Partnership for a purchase price of $180,000 payable to each selling shareholder, of which $105,000 was paid at closing and $75,000 was previously paid in connection with a letter of intent and related amendments.  Immediately following the closing of the Stock Purchase Agreement, there were 45,411,400 shares of common stock issued and outstanding.  Immediately following the closing of the Stock Purchase Agreement, AWLD owned an aggregate of 43,822,401 shares of the Company’s common stock out of the total of 45,411,400 shares of common stock issued and outstanding at the closing, or approximately 96.5% of the Company’s issued and outstanding shares.

The Stock Purchase Agreement contained post-closing covenants whereby Mercari and AWLD agreed to utilize their commercially reasonable efforts to cause Mercari to (i) remain a Section 12(g) reporting company in compliance with and current in its reporting requirements under the Exchange Act; and (ii) cause all of the assets and business or equity interest of AWLD, its subsidiaries and affiliated companies to be transferred to Mercari and, in connection with such transactions, cause Mercari’s stock to be distributed by AWLD to AWLD’s stockholders and the holders of equity interests in the affiliated companies (“Reorganization Transaction”).  In connection with and contemporaneously with the Reorganization Transaction, it is anticipated that Mercari and/or AWLD will seek to obtain at least $10 million in gross proceeds from a financing (the “Financing”).  If the gross proceeds from the Financing exceed $15 million at the time of the last closing of such financing, Mercari will issue additional shares of common stock to AWLD at a purchase price of $.001 per share as follows:  (i) 18,164,560 additional shares if the amount of the Financing is at least $15 million and less than $20 million; or (ii) 34,058,550 additional shares if the amount of the Financing is $20 million or more.  After consummation of the Financing, Mercari will seek to register for resale all of the shares issued in the Financing and shares of common stock issued by Mercari from and after December 1, 2001 and prior to the date of the Stock Purchase Agreement.  Mercari will use its commercially reasonable efforts to file the registration statement within 60 days after consummation of the Reorganization Transaction (“Filing Date”) and to have the registration statement become effective within 180 days after the Filing Date.  If the SEC requires Mercari to reduce the number of shares included under such registration statement, any such reduction will first be made from the shares issued in the Financing.  The post-closing obligations of AWLD and Mercari discussed herein are contingent upon AWLD’s good faith determination that, after taking commercially reasonable efforts, the transactions are feasible.  Such determination shall take into account all relevant material factors, including without limitation, then-current economic, financial and market conditions.

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

•
Mr. Underwood resigned as President and Mr. Kanouff resigned as Secretary and Treasurer.  Our Board of Directors appointed Scott Mathis as Chief Executive Officer and President, Ronald S. Robbins as Executive Vice President and Chief Operating Officer (Mr. Robbins subsequently retired in 2011 and the Company has currently no plans to replace him), and Tim Holderbaum as Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The principal executive offices of the registrant are currently located at 135 Fifth Avenue, 10thFloor, New York, NY10010.The registrant is receiving the use of this shared office space from AWLD without cost. Registrant currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate matters.

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

Holders

As of June 14, 2013, there were 45,411,400 shares of common stock issued and outstanding held by approximately 63 shareholders of record on that date. There are no shares of preferred stock outstanding.

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

Recent Sales of Unregistered Securities

During the year ended May 31, 2013, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q.

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

Plan of Operations

The registrant has had no operations since 1990. The registrant is a development stage business, and intends to acquire a privately-owned business with the intent that the Company becomes a publicly owned business. The registrant is current in its state and federal corporate and tax filing obligations, and is current in its reporting obligations under the Exchange Act. The registrant is now actively seeking acquisition candidates. On November 9, 2009, the registrant entered into a Stock Purchase Agreement with AWLD, Kanouff, LLC, and Underwood Family Partners, Ltd. as more fully described in Item 1 of this report.

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

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

MAY 31, 2013 AND 2012

CONTENTS

Page
Independent Registered Public Accountants Report	10

Balance Sheets
May 31, 2013 and 2012	11

Statements of Operations
For the Years Ended May 31, 2013 and 2012
And for the Cumulative Period from March 1, 2004 to May 31, 2013	12

Statement of Stockholders’ Equity for the
Period from December 30, 1987 (Inception) to May 31, 2013	13

Statements of Cash Flows
For the Years Ended May 31, 2013 and 2012
And for the Cumulative Period from March 1, 2004 to May 31, 2013	16

Notes to Financial Statements	17

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

Mercari Communications Group, Ltd.
(A Development Stage Company)

     We have audited the accompanying balance sheets of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2013 and 2012, and the related statements of operations and cash flows for the two years ended May 31, 2013 and 2012, and the cumulative period from March 1, 2004 (inception of development stage) to May 31, 2013, and the statement of stockholders’ equity for the period from December 30, 1987 (inception) to May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2013 and 2012, and the results of its operations and its cash flows for the two years ended May 31, 2013 and 2012, and the cumulative period from March 1, 2004 (inception of development stage) to May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison Hill & Co.
Certified Public Accountants

Salt Lake City, Utah August 21, 2013

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	May 31
	2013	2012
Current Assets
Cash	$42	$1,051
Total Assets	$42	$1,051

Current Liabilities
Accounts Payable & Accrued Liabilities	$4,266	$5,273
Shareholder Advances	23,500	5,000
Total Liabilities	27,766	10,273

Stockholders' Equity
Common Stock, Par value $.00001; Authorized 950,000,000 shares, Issued 45,411,400 shares at May 31, 2013 and 2012	454	454
Paid-In Capital	158,722	158,722
Deficit accumulated during the development stage since March 1, 2004 in connection with quasi reorganization	(186,900)	(168,398)
Total Stockholders' Equity	(27,724)	(9,222)

Total Liabilities and Stockholders' Equity	$42	$1,051

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			since
			March 1,
			2004
	For the years ended		Inception of
	May 31,		development
	2013	2012	stage
Revenues:	$-	$-	$-
Expenses:
General and administrative	18,502	24,210	185,430
Other Income (Expense):
Interest expense	-	-	(1,470)
Net Income (Loss)	$(18,502)	$(24,210)	$(186,900)
Basic & Diluted Loss Per Share	(0.0004)	(0.0005)
Weighted Average Shares	45,411,400	45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2013

						Deficit Accumulated Since Inception of Development Stage
			Common			Since Aug. 31, 2001	Since March 1, 2004
	Common Stock		Stock to be	Paid -In	Retained	(Prior to quasi	(Since quasi
	Shares	Par Value	Issued	Capital	Deficit	reorganization)	reorganization)
Balance at December 30, 1987 (inception)	-	$-	$-	$-	$-	$-	$-
Stock issued for cash - $.00001/sh	271,000,000	2,710	-	-	-	-	-
Stock issued for cash - $.0001/sh	8,000,000	80	-	720	-	-	-
Stock issued for cash - $.0025/sh	8,000,000	80	-	19,920	-	-	-
Offering costs	-	-	-	(500)	-	-	-
Net loss	-	-	-	-	(62,639)	-	-
Balance at May 31, 1988	287,000,000	2,870	-	20,140	(62,639)	-	-
August 2004 - 900:1 reverse stock split	(286,673,769)	(2,867)	-	2,867	-	-	-
May 2008 - 3.5:1 reverse stock split	(233,022)	(2)	-	2	-	-	-
Restated Balance at May 31, 1988	93,209	1	-	23,009	(62,639)	-	-
Stock issued for cash - $.0001/sh	476	-	-	150	-	-	-
Stock issued for cash - $.01/sh	24,647	-	-	776,371	-	-	-
Offering costs	-	-	-	(126,353)	-	-	-
Stock issued for cash - $.01/sh	900	-	-	28,354	-	-	-
Net loss	-	-	-	-	(501,740)	-	-
Balance at May 31, 1989	119,232	1	-	701,531	(564,379)	-	-
Stock issued for cash - $.0125/share	96	-	-	3,778	-	-	-
Stock issued for debt - $.004/share	7,936	-	-	103,355	-	-	-
Net loss	-	-	-	-	(3,355)	-	-
Write-off of assets	-	-	-	-	(351,366)	-	-
Balance at May 31, 1990	127,264	1	-	808,664	(919,100)	-	-

 MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2013
(continued)

						Deficit Accumulated Since Inception of Development Stage
			Common			Since Aug. 31, 2001	Since March 1, 2004
	Common Stock		Stock to be	Paid -In	Retained	(Prior to quasi	(Since quasi
	Shares	Par Value	Issued	Capital	Deficit	reorganization)	reorganization)
Balance at May 31, 1990	127,264	1	-	808,664	(919,100)	-	-
Balance at May 31, 2001	127,264	1	-	808,664	(919,100)	-	-
December 17, 2001 shares to be cancelled	(64,524)	-	-	-	-	-	-
December 17, 2001 shares to be issued	240,945	-	2	7,588	-	-	-
Capital contributed by shareholders	-	-	-	7,677	-	-	-
Net loss	-	-	-	-	-	(18,675)	-
Balance at May 31, 2002	303,685	1	2	823,929	(919,100)	(18,675)	-
Issuance of shares previously authorized	-	2	(2)	-	-	-	-
Net loss	-	-	-	-	-	(6,478)	-
Balance at May 31, 2003	303,685	3	-	823,929	(919,100)	(25,153)	-
Expired accounts payable reclassified to paid-in capital	-	-	-	110,435	-	-	-
Capital contributed by shareholder	-	-	-	50,000	-	-	-
Net loss (prior to quasi reorganization)	-	-	-	-	-	(8,970)	-
Quasi-reorganization effective March 1, 2004	-	-	-	(953,223)	919,100	34,123	-
Net loss (since quasi organization)	-	-	-	-	-	-	(12,431)
Balance at May 31, 2004	303,685	3	-	31,141	-	-	(12,431)
Capital contributed by shareholder	-	-	-	5,000	-	-	-
Net loss	-	-	-	-	-	-	(19,302)
Balance at May 31, 2005	303,685	3	-	36,141	-	-	(31,733)
Net loss	-	-	-	-	-	-	(7,728)
Balance at May 31, 2006	303,685	3	-	36,141	-	-	(39,461)

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2013
(continued)

						Deficit Accumulated Since Inception of Development Stage
			Common			Since Aug. 31, 2001	Since March 1, 2004
	Common Stock		Stock to be	Paid -In	Retained	(Prior to quasi	(Since quasi
	Shares	Par Value	Issued	Capital	Deficit	reorganization)	reorganization)
Balance at May 31, 2006	303,685	3	-	36,141	-	-	(39,461)
Capital Contributed by shareholder	-	-	-	1,740	-	-	-
Issuance of shares for notes payable	571,428	6	-	19,994	-	-	-
Net loss	-	-	-	-	-	-	(21,248)
Balance at May 31, 2007	875,113	9	-	57,875	-	-	(60,709)
Stock issued for cash - $.01/share	714,286	7	-	24,993	-	-	-
Net loss	-	-	-	-	-	-	(23,630)
Balance at May 31, 2008	1,589,399	16	-	82,868	-	-	(84,339)
Net loss	-	-	-	-	-	-	(20,710)
Balance at May 31, 2009	1,589,399	16	-	82,868	-	-	(105,049)
Stock issued for cash - $.001/share	43,822,001	438	-	43,384	-	-	-
Forgiven loans reclassified to paid-in capital	-	-	-	32,470	-	-	-
Net loss	-	-	-	-	-	-	(19,761)
Balance at May 31, 2010	45,411,400	454	-	158,722	-	-	(124,810)
Net loss	-	-	-	-	-	-	(19,378)
Balance at May 31, 2011	45,411,400	454	-	158,722	-	-	(144,188)
Net loss	-	-	-	-	-	-	(24,210)
Balance at May 31, 2012	45,411,400	454	-	158,722	-	-	(168,398)
Net loss	-	-	-	-	-	-	(18,502)
Balance at May 31, 2013	45,411,400	$454	$-	$158,722	$-	$-	$(186,900)

The accompanying notes are an integral part of these financial statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative Since March 31, 2004 Inception of
	For the years ended May 31,		Development
	2013	2012	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(18,502)	$(24,210)	$(186,900)
Increase (Decrease) in Accounts Payable	(1,007)	4,208	(14,700)
Increase (Decrease) in Accrued Interest	-	-	1,470
Net Cash Used in operating activities	(19,509)	(20,002)	(200,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder advance	18,500	5,000	56,850
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock	-	-	68,822
Cash contributed by shareholders	-	-	55,000
Net Cash Provided by financing activities	18,500	5,000	200,062

Net (Decrease) Increase in Cash and Cash Equivalents	(1,009)	(15,002)	(68)
Cash and Cash Equivalents at Beginning of Period	1,051	16,053	110
Cash and Cash Equivalents at End of Period	$42	$1,051	$42

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $186,900 for the period from March 1, 2004 (inception of development stage) to May 31, 2013, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

Nature of Business

The Company has no products or services as of May 31, 2013. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for May 31, 2013 and 2012and are thus not considered.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts payable and accrued liabilities at May 31, 2013 and May 31, 2012 approximates their fair values due to the short-term nature of these financial instruments.

NOTE 2 - INCOME TAXES

As of May 31, 2013, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $185,500 that may be offset against future taxable income through 2033. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2013	2012
Net Operating Losses	$27,825	$25,050
Valuation Allowance	(27,825)	(25,050)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2013	2012
Provision (Benefit) at US Statutory Rate	$(2,775)	$(3,600)
Increase (Decrease) in Valuation Allowance	2,775	3,600
	$-	$-

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

NOTE 4 - COMMITMENTS

As of May 31, 2013 all activities of the Company are conducted on a rent free basis at the corporate offices of Algodon Wines & Luxury Development Group, Inc. or “AWLD” (formerly Diversified Private Equity Corporation (“or “DPEC”),”; see Note 6), the major shareholder of the Company. Currently, there are no outstanding debts owed by the Company for the use of these facilities.

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

From December 14, 2011 to May 31, 2013, the Company received multiple shareholder advances for a total of $23,500 from AWLD, the Company’s parent. This total advance carries no interest and is intended to be converted to equity in the future.

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended May 31, 2013. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2009. The following describes the open tax years, by major tax jurisdiction, as of May 31, 2013:

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

•
Mr. Underwood resigned as President and Mr. Kanouff resigned as Secretary and Treasurer, and our Board of Directors appointed Scott Mathis as Chief Executive Officer and President, Ronald S. Robbins as Executive Vice President and Chief Operating Officer (Mr. Robbins subsequently retired in 2011 and the Company has currently no plans to replace him), and Tim Holderbaum as Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

NOTE 10 – SUBSEQUENT EVENTS

On July 10, 2013, the Company received an additional shareholder advance for $4,500 from AWLD, the Company’s parent, to bring the total advance balance to $28,000. This advance carries no interest and is intended to be converted to equity in the future.

The Company adopted ASC 855, and has evaluated all events occurring after May 31, 2013, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through August 21, 2013, which is the date on which the financial statements were issued.  The Company has concluded that there are no significant or material transactions to be reported for the period from June 1, 2013 to August 21, 2013.

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended May 31, 2013. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of May 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2013 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all directors and executive officers of the registrant as of the end of the last fiscal year and on the date of this report:

Name	Age	Position	Date First Elected/Appointed

Scott Mathis	52	Director, Chief Executive Officer and President	November 9, 2009
Tim Holderbaum	39	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	November 9, 2009
Julian Beale	78	Director	November 9, 2009
Peter Lawrence	79	Director	November 9, 2009

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

Executive and Director Profiles

Scott Mathis. Mr. Mathis is currently the Chief Executive Officer, President and a director of the Company. He also serves as the Chief Executive Officer, President, Treasurer, Secretary and Chairman of the Board of AWLD. Immediately before launching AWLD in 1999, Mr. Mathis worked as a registered representative for National Securities Corporation from July 1998 to June 2000, and before that The Boston Group, L.P. from August 1995 to July 1998. Mr. Mathis’ prior experience in investments and management is extensive. He has been a partner at Oppenheimer and Company and a Senior Vice President and member of the Directors Council at Lehman Brothers. Mr. Mathis also worked with Alex. Brown & Sons and was responsible for the management of the Palm Beach, Florida office of Gruntal and Company, Inc. He began his career as a financial consultant and broker with Merrill Lynch. Mr. Mathis received a Bachelor of Science degree in Business Management from Mississippi State University.  Mr. Mathis’ extensive business experience and understanding of investments, management and education qualifies him to serve as a member of our Board of Directors and our Chief Executive Officer.

Tim Holderbaum. Mr. Holderbaum currently serves as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. He also serves as the Executive Vice President and Chief Financial Officer of AWLD and has been with AWLD since July 2001. He is responsible for the operational and financial aspects of AWLD, including day-to-day operations, filings, accounting and auditing. He also presently serves as the Financial and Operations Principal of DPEC Capital, Inc. Prior to Joining AWLD, Mr. Holderbaum was the Director of International Affairs for Impact Media, Ltd. where he coordinated and managed several focused special-advertising sections for various international markets. His career began at Burmah Oil in Hamburg, Germany where his responsibilities involved the forecasting and budgeting for 13 Central and Eastern European countries. Mr. Holderbaum attended Northwood University where he received a Bachelor of Business Administration degree.

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

A partial settlement in 2007 of a securities industry enforcement case first brought in 2004 by the FINRA, the regulatory body that has primary jurisdiction over DPEC Capital, Inc. (“DPEC Capital”), a wholly-owned subsidiary of AWLD, left a few charges unresolved, principally, whether Company CEO, Scott Mathis, inadvertently or willfully failed to properly disclose the existence of certain federal tax liens on his Form U4 (the securities industry registration form) during the years 1996-2002. In a decision dated December 19, 2007, Mr. Mathis was found to have negligently failed to make, or timely make, certain disclosures on his Form U-4 (concerning certain personal tax liens which relate to tax years as far back as 1996 and which have all been paid off, and two customer complaints), and to have “willfully” failed to disclose certain tax liens for part of the period in question. Mr. Mathis has never disputed that he did not timely make these disclosures on his Form U-4; he has only .  However, he has steadfastly disputed the willfulness finding. He , and has challenged that finding on appeal, but  to the Securities and Exchange Commission and the U.S. Court of Appeals. However, both of those appeals were unsuccessful. In June 2012, the sanctions originally imposed in December 2007 took effect, and . Mr. Mathis began serving served a three-month suspension in connection with his duties at DPECAWLD Capital and has paid a $12,500 fine and other related costs.

Mr. Mathis has never disputed that he failed to make, or timely make, these disclosures on his Form U4; he only disputed the willfulness finding. He appealed the decision (principally with respect to the willfulness issue) to the FINRA National Adjudicatory Council (“NAC”). In December 2008, NAC affirmed the OHO decision pertaining to the “willful” issue, and slightly broadened the finding. Thereafter, Mr. Mathis appealed the NAC decision to the Securities and Exchange Commission and thereafter to the U.S. Court of Appeals. In each instance, the decision of the NAC was affirmed.

Under FINRA’s rules, the finding that Mr. Mathis was found to have acted willfully subjects him to a “statutory disqualification.” This means that he might no longer be permitted to continue to work in the securities industry. In September 2012, Mr. Mathis submitted to FINRA an application on Form MC-400 in which he sought permission to continue to work in the securities industry, notwithstanding the fact that he is subject to a statutory disqualification. A decision on that application is expected in the second or third quarter of 2013. If such application is not successful, Mr. Mathis may will likely be required to cease working for DPEC Capital. In that event, however, he in the security industry, Regardless of the result of that application, Mr. Mathis would be able to continue performing his duties for the non-securities (IPG) side of the AWLD’s business.

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

Board of Directors Meetings

Our Board of Directors did not hold any meetings during the year ended May 31, 2013.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of our transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by, or a written representation from, certain reporting persons, we believe that all eligible persons were in compliance with the requirements of Section 16(a) during the fiscal year ended May 31, 2013.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The summary compensation table has been omitted as no compensation was paid to or earned by our executive officers for any purpose during the last three completed fiscal years.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers held any options or other equity awards in the last fiscal year ended May 31, 2013.

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

Director Compensation

None of our directors received any compensation for service as a director of the Company during our fiscal year ended May 31, 2013.

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

Unless otherwise specified, the address of each of the persons set forth below is in care of Algodon Wines & Luxury Development Group, Inc., 135 Fifth Avenue, 10th Floor, New York, NY 10010.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Class
5% Shareholders
Algodon Wines & Luxury Development Group, Inc. (1)	43,822,401	96.5%
135 Fifth Avenue
10th Floor
New York, NY 10010

Directors and Executive Officers
Scott Mathis (2)	4,609,731	10.2%
Julian Beale	-	0.0%
Peter Lawrence	-	0.0%
Tim Holderbaum (3)	1,342,319	3.0%
All directors and executive officers as a group (4 persons) (2)	5,952,050	13.1%

(1)
Scott Mathis is the Chief Executive Officer, President, Chairman of the Board and a significant shareholder of AWLD and has shared voting and dispositive power with respect to the shares owned by AWLD.

(2)
Consists of 4,609,731 shares of common stock held by AWLD, which represents Mr. Mathis’s pro rata indirect interest in the Company. Mr. Mathis is the Chief Executive Officer, President, Chairman of the Board and a significant beneficial shareholder of AWLD. Mr. Mathis has shared voting and dispositive power, and may be deemed to be the indirect beneficial owner, of such shares. Mr. Mathis disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in AWLD.

(3)
Consists of 1,342,319 shares of common stock held by AWLD, which represents Mr. Holderbaum’s pro rata indirect interest in the Company. Mr. Holderbaum is the Executive Vice President and Chief Financial Officer of AWLD. Mr. Holderbaum has shared voting and dispositive power, and may be deemed to be the indirect beneficial owner, of such shares. Mr. Holderbaum disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in AWLD.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

The office space, telephone and office supplies consumed by the registrant during the fiscal year ending May 31, 2013, were provided without cost by AWLD.

On June 30, 2012, InvestProperty Group, LLC, the managing member of Algodon Global Properties, LLC, a Delaware limited liability company (hereinafter “AGP”), and the Board of Directors of AWLD, entered into a strategic combination under the Exchange Agreement, dated June 30, 2012 (the “AGP Exchange Agreement”). Under the terms of the AGP Exchange Agreement, the members of AGP exchanged all of the issued and outstanding managing and non-managing membership interest units in AGP for shares of AWLD. AGP became a wholly-owned subsidiary of AWLD. As a result of the AGP Exchange Agreement, former AGP members owned 42.12% and prior AWLD shareholders owned 57.88% of AWLD post combination, on a non-diluted basis.

As of the date of this report, we do not have in place any policies with respect to whether we will enter into agreements with related persons in the future.

Director Independence

Our Board of Directors has determined that none of our current directors are independent.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Robison Hill & Company has acted as independent auditor for the registrant for the fiscal years ended May 31, 2001 through 2013. The Independent Auditors’ Report on the financial statements of the registrant for each of the last five fiscal years each raised substantial doubt about the registrant’s ability to be a going concern and each report indicated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. The registrant has had no disagreements with its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

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

	For the years ended
	2013	2012
Audit Fees	$7,150	$7,646
Audit - Related Fees	-	-
Tax Fees	230	225
All Other Fees	-	-

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

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
_______________________
 *  Incorporated by reference to such exhibits filed with Form 10-KSB for the fiscal year ended May 31, 2006.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD.

Dated: August 21, 2013	By /s/ Scott Mathis
Scott Mathis, President, Chief Executive Officer
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 21st day of August 2013.

Signatures	Title

/s/ Scott Mathis	President, Chief Executive Officer and Director
Scott Mathis	(Principal Executive Officer)

/s/ Tim F. Holderbaum	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Tim F. Holderbaum	(Principal Financial Officer and Principal Accounting Officer)

/s/ Julian Beale	Director
Julian Beale

/s/ Peter Lawrence	Director
Peter Lawrence