Form 10-Q
period 2013-08-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2013-10-15
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  As of October 14, 2013, there were 45,411,400 shares of the registrant’s common stock issued and outstanding.

MERCARI COMMUNICATIONS GROUP, LTD.
FORM 10-Q
August 31, 2013

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended May 31, 2013 as filed with the SEC,  which is available on the SEC’s website at www.sec.gov.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	(unaudited)
	August 31, 2013	May 31, 2013
Current Assets
Cash	$426	$42
Total Assets	$426	$42

Current Liabilities
Accounts Payable & Accrued Liabilities	$6,537	$4,266
Shareholder Advances	28,000	23,500
Total Liabilities	34,537	27,766

Stockholders' Equity
Common Stock, Par value $.00001; Authorized 950,000,000 shares, Issued 45,411,400 shares at August 31, 2013 and May 31, 2013	454	454
Paid-In Capital	158,722	158,722
Deficit accumulated during the development stage since March 1, 2004 in connection with quasi reorganization	(193,287)	(186,900)
Total Stockholders' Equity	(34,111)	(27,724)

Total Liabilities and Stockholders' Equity	$426	$42

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			since
			March 1,
	(unaudited)		2004
	For the three months ended		Inception of
	August 31,		Development
	2013	2012	stage
Revenues:	$-	$-	$-
Expenses:
General and administrative	6,387	7,478	191,817
Other Income (Expense):
Interest expense	-	-	(1,470)
Net Income (Loss)	$(6,387)	$(7,478)	$(193,287)
Basic & Diluted Loss Per Share	(0.0001)	(0.0002)
Weighted Average Shares	45,411,400	45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	(unaudited)		Cumulative Since March 31, 2004 Inception of
	For the three months ended August 31,		Development
	2013	2012	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,387)	$(7,478)	$(193,287)
Increase (Decrease) in Accounts Payable	2,271	6,062	(12,429)
Increase (Decrease) in Accrued Interest	-	-	1,470
Net Cash Used in operating activities	(4,116)	(1,416)	(204,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder advance	4,500	2,500	61,350
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock	-	-	68,822
Cash contributed by shareholders	-	-	55,000
Net Cash Provided by financing activities	4,500	2,500	204,562

Net (Decrease) Increase in Cash and Cash Equivalents	384	1,084	316
Cash and Cash Equivalents at Beginning of Period	42	1,051	110
Cash and Cash Equivalents at End of Period	$426	$2,135	$426

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

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

Interim Reporting

The unaudited financial statements as of August 31, 2013 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $193,300 for the period from March 1, 2004 (inception of development stage) to August 31, 2013, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Nature of Business

The Company has no products or services as of August 31, 2013. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for August 31, 2013 and 2012 and are thus not considered.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts payable and accrued liabilities at August 31, 2013 and May 31, 2013 approximates their fair values due to the short-term nature of these financial instruments.

NOTE 2 - INCOME TAXES

As of May 31, 2013, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $185,500 that may be offset against future taxable income through 2033.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

As of August 31, 2013 all activities of the Company are conducted on a rent free basis at the corporate offices of Algodon Wines & Luxury Development Group, Inc. or “AWLD”, the majority shareholder of the Company. Currently, there are no outstanding debts owed by the Company for the use of these facilities.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

There are no current related party transactions other than discussed in the Company’s annual report on Form 10-K for the year ended May 31, 2013 and other previous filings as filed with the SEC.

Since May 31, 2013, the Company received additional shareholder advances totaling $4,500 from AWLD, the Company’s parent, bringing the total advance balance to $28,000. This total advance carries no interest and is intended to be converted to equity in the future.

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended May 31, 2013. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2010. The following describes the open tax years, by major tax jurisdiction, as of May 31, 2013:

United States (a)	2010– Present
(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 9 – STOCK PURCHASE AGREEMENT

On November 9, 2009, we entered into and closed a Stock Purchase Agreement with Algodon Wines & Luxury Development Group, Inc., a privately-held Delaware corporation, and Kanouff, LLC and Underwood Family Partners, Ltd., the two entities which, immediately prior to closing, were the majority shareholders of the Company and which are controlled by the officers and directors of the Company, which resulted in a change in control of the Company (the “Stock Purchase”).  In connection with the Stock Purchase, AWLD purchased, and the Company sold, an aggregate of 43,822,001 shares of common stock for a purchase price of $43,822, or $0.001 per share.  In addition, AWLD purchased 200 shares of common stock from KLLC and 200 shares of common stock from Partnership for a purchase price of $180,000 payable to each selling shareholder, of which $105,000 was paid at closing and $75,000 was previously paid in connection with a letter of intent and related amendments.  Immediately following the closing of the Stock Purchase Agreement, there were 45,411,400 shares of common stock issued and outstanding.  Immediately following the closing of the Stock Purchase Agreement, AWLD owned an aggregate of 43,822,401 shares of the Company’s common stock out of the total of 45,411,400 shares of common stock issued and outstanding at the closing, or approximately 96.5% of the Company’s issued and outstanding shares.

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

•
Mr. Underwood resigned as President and Mr. Kanouff resigned as Secretary and Treasurer, and our Board of Directors appointed Scott L. Mathis as Chief Executive Officer and President and Tim Holderbaum as Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

NOTE 10 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after August 31, 2013, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through October 14, 2013, which is the date on which the financial statements were issued.

In September, 2013, the Company received an additional shareholder advance of $1,000 from AWLD, bringing the total advance balance to $29,000.

The Company has concluded that there are no other significant or material transactions to be reported for the period from September 1, 2013 to October 14, 2013.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended May 31, 2013. Also, persons reading this Report should read and consider the Risk Factors included in Item 1A of the Company’s annual report on Form 10-K for the year ended May 31, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter (the quarter ended August 31, 2013) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended August 31, 2013, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

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

MERCARI COMMUNICATIONS GROUP, LTD.

DATE:	October 14, 2013	By: /s/ Scott L. Mathis
Scott L. Mathis, Chief Executive Officer

DATE:	October 14, 2013	By: /s/ Tim F. Holderbaum
Tim F. Holderbaum, Chief Financial Officer

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Articles of Amendment to Articles of Incorporation.(2)

3.3	Bylaws of the Registrant (as amended).(3)

3.4	Plan of Recapitalization adopted August 4, 2004.(4)

10.1	Stock Purchase Agreement by and between Diversified Private Equity Corporation, Mercari Communications Group, Ltd., Kanouff, LLC and Underwood Family Partners, LTD., dated as of November 9, 2009.(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(6)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(6)

32.1	Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

32.2	Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

101.INS	XBRL Instance Document(7)

101.SCH	XBRL Taxonomy Extension Schema(7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(7)

101.LAB	XBRL Taxonomy Extension Label Linkbase(7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(7)

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 7, 2007.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2008.

(3)	Incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 3, 2008.

(4)	Incorporated by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 7, 2007.

(5)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2009.

(6)	Filed herewith.

(7)
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