Form 10-Q
period 2014-02-28
MERCARI COMMUNICATIONS GROUP LTD
filed 2014-03-27
CIK 835662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  As of March 27, 2014, there were 45,411,400 shares of the registrant’s common stock issued and outstanding.

MERCARI COMMUNICATIONS GROUP, LTD.
FORM 10-Q
February 28, 2014

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
BALANCE SHEETS

	(unaudited)
	February 28, 2014	May 31, 2013
Current Assets
Cash	$750	$42
Total Assets	$750	$42

Current Liabilities
Accounts Payable & Accrued Liabilities	$9,066	$4,266
Shareholder Advances	34,000	23,500
Total Liabilities	43,066	27,766

Stockholders' Equity
Common Stock, Par value $.00001; Authorized 950,000,000 shares, Issued 45,411,400 shares at February 28, 2014 and May 31, 2013	454	454
Paid-In Capital	158,722	158,722
Deficit accumulated during the development stage since March 1, 2004 in connection with quasi reorganization	(201,492)	(186,900)
Total Stockholders' Equity	(42,316)	(27,724)

Total Liabilities and Stockholders' Equity	$750	$42

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative
					since
					March 1,
	(unaudited)		(unaudited)		2004
	For the three months ended		For the nine months ended		Inception of
	February 28,		February 28,		development
	2014	2013	2014	2013	stage
Revenues:	$-	$-	$-	$-	$-
Expenses:
General and administrative	2,122	3,138	14,592	13,600	200,022
Other Income (Expense):
Interest expense	-	-	-	-	(1,470)
Net Income (Loss)	$(2,122)	$(3,138)	$(14,592)	$(13,600)	$(201,492)
Basic & Diluted Loss Per Share	(0.0000)	(0.0001)	(0.0003)	(0.0003)
Weighted Average Shares	45,411,400	45,411,400	45,411,400	45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	(unaudited)		Cumulative Since March 31, 2004 Inception of
	For the nine months ended February 28,		Development
	2014	2013	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(14,592)	$(13,600)	$(201,492)
Increase (Decrease) in Accounts Payable	4,800	(2,097)	(9,900)
Increase (Decrease) in Accrued Interest	-	-	1,470
Net Cash Used in operating activities	(9,792)	(15,697)	(209,922)

G ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder advance	10,500	16,500	67,350
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock	-	-	68,822
Cash contributed by shareholders	-	-	55,000
Net Cash Provided by financing activities	10,500	16,500	210,562

Net (Decrease) Increase in Cash and Cash Equivalents	708	803	640
Cash and Cash Equivalents at Beginning of Period	42	1,051	110
Cash and Cash Equivalents at End of Period	$750	$1,854	$750

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

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

Interim Reporting

The unaudited financial statements as of February 28, 2014 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $201,492 for the period from March 1, 2004 (inception of development stage) to February 28, 2014, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Nature of Business

The Company has no products or services as of February 28, 2014. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for February 28, 2014 and 2013 and are thus not considered.

MERCARI COMMUNICATIONS GROUP, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts payable and accrued liabilities at February 28, 2014 and May 31, 2013 approximates their fair values due to the short-term nature of these financial instruments.

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

	2014	2013
Net Operating Losses	$27,825	$25,050
Valuation Allowance	(27,825)	(25,050)
	$-	$-

The provision for income tax differs from the amount computed using the federal US statutory income tax rate as follows:

	2014	2013
Provision (Benefit) at US Statutory Rate	$(2,775)	$(3,600)
Increase (Decrease) in Valuation Allowance	2,775	3,600
	$-	$-

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

NOTE 4 - COMMITMENTS

As of February 28, 2014 all activities of the Company are conducted on a rent free basis at the corporate offices of Algodon Wines & Luxury Development Group, Inc. or “AWLD”, the majority shareholder of the Company. Currently, there are no outstanding debts owed by the Company for the use of these facilities.

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

Since May 31, 2013, the Company received additional shareholder advances totaling $10,500 from AWLD, the Company’s parent, bringing the total advance balance to $34,000. This total advance carries no interest and is intended to be converted to equity in the future.  Subsequent to period end, the Company received an additional advance totaling $12,500.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after February 28, 2014, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through March 27, 2014, which is the date on which the financial statements were issued.

The Company has concluded that there are no other significant or material transactions to be reported for the period from March 1, 2014 to March 27, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter (the quarter ended February 28, 2014) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended February 28, 2014, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

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

MERCARI COMMUNICATIONS GROUP, LTD.

DATE:	March 27, 2014	By: /s/ Scott L. Mathis
Scott L. Mathis, Chief Executive Officer

DATE:	March 27, 2014	By: /s/ Tim F. Holderbaum
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