Form 10-K
period 2014-05-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2014-08-25
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2014

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

The aggregate market value of voting and nonvoting common equity held by non affiliates computed with reference to the last price at which the common equity was sold, or the average bid and asked price of such common equity: there is a very limited trading market with little to no volume thus the registrant cannot accurately calculate the aggregate market value of its common stock held by non-affiliates as of May 31, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of August 15, 2014, there were 45,411,400 shares of the registrant’s common stock outstanding. No other class of equity securities is issued or outstanding.

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

As of August 15, 2014, there were 45,411,400 shares of the registrant’s common stock outstanding.

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

Pursuant to the Stock Purchase Agreement, we made the following changes to our Board of Directors and executive officers:

•	Immediately prior to the consummation of the Stock Purchase, we increased the size of our Board of Directors from two to five, and L. Michael Underwood and John P. Kanouff, our current directors, appointed Scott Mathis, Julian Beale and Peter Lawrence, as directors of the Company, effective at the closing. After such new directors were appointed, Messrs. Underwood and Kanouff resigned as members of our Board of Directors.

•	Mr. Underwood resigned as President and Mr. Kanouff resigned as Secretary and Treasurer. Our Board of Directors appointed Scott Mathis as Chief Executive Officer and President, Ronald S. Robbins as Executive Vice President and Chief Operating Officer (Mr. Robbins subsequently retired in 2011 and the Company has currently no plans to replace him), and Tim Holderbaum as Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

•	On April 2, 2014, Tim F. Holderbaum submitted his resignation as Secretary and Treasurer of Mercari Communications Group, Ltd. (the “Company”) to be effective on May 19, 2014. On April 2, 2014, the Company accepted Mr. Holderbaum’s resignation as Secretary and Treasurer. On April 16, 2014, the Board of Directors of the Company appointed Mark G. Downey as Secretary and Treasurer of the Company, to be effective May 19, 2014.

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

Holders

As of August 15, 2014, there were 45,411,400 shares of common stock issued and outstanding held by approximately 63 shareholders of record on that date. There are no shares of preferred stock outstanding.

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

Recent Sales of Unregistered Securities

During the year ended May 31, 2014, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q.

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

MAY 31, 2014 AND 2013

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

Mercari Communications Group, Ltd.
(A Development Stage Company)

We have audited the accompanying balance sheets of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2014 and 2013, and the related statements of operations and cash flows for the two years ended May 31, 2014 and 2013, and the cumulative period from March 1, 2004 (inception of development stage) to May 31, 2014, and the statement of stockholders’ equity for the period from December 30, 1987 (inception) to May 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2014 and 2013, and the results of its operations and its cash flows for the two years ended May 31, 2014 and 2013, and the cumulative period from March 1, 2004 (inception of development stage) to May 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
August 21, 2014

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

BALANCE SHEETS

	May 31
	2014	2013
Current Assets
Cash	$1,503	$42
Prepaid Expense	1,348	-
Total Assets	$2,851	$42

Current Liabilities
Accounts Payable & Accrued Liabilities	$4,124	$4,266
Shareholder Advances	46,500	23,500
Total Liabilities	50,624	27,766

Stockholders' Equity
Common Stock, Par value $.00001; Authorized 950,000,000 shares, Issued 45,411,400 shares at May 31, 2014 and 2013	454	454
Paid-In Capital	158,722	158,722
Deficit accumulated during the development stage since March 1, 2004 in connection with quasi reorganization	(206,949)	(186,900)
Total Stockholders' Equity	(47,773)	(27,724)

Total Liabilities and Stockholders' Equity	$2,851	$42

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative
			since
			March 1,
			2004
	For the years ended		Inception of
	May 31,		development
	2014	2013	stage
Revenues:	$-	$-	$-
Expenses:
General and administrative	20,049	18,502	205,479
Other Income (Expense):
Interest expense	-	-	(1,470)
Net Income (Loss)	$(20,049)	$(18,502)	$(206,949)
Basic & Diluted Loss Per Share	(0.0004)	(0.0004)
Weighted Average Shares	45,411,400	45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2014

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

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2014

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

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 30, 1987 (INCEPTION) TO MAY 31, 2014

(continued)

						Deficit Accumulated Since Inception of Development Stage
			Common			Since Aug. 31, 2001	Since March 1, 2004
	Common Stock		Stock	Paid -In	Retained	(Prior to quasi	(Since quasi
	Shares	Par Value	to be Issued	Capital	Deficit	reorganization)	reorganization)
Balance at May 31, 2006	303,685	3	-	36,141	-	-	(39,461)
Capital Contributed by shareholder	-	-	-	1,740	-	-	-
Issuance of shares for notes payable	571,428	6	-	19,994	-	-	-
Net loss	-	-	-	-	-	-	(21,248)
Balance at May 31, 2007	875,113	9	-	57,875	-	-	(60,709)
Stock issued for cash - $.01/share	714,286	7	-	24,993	-	-	-
Net loss	-	-	-	-	-	-	(23,630)
Balance at May 31, 2008	1,589,399	16	-	82,868	-	-	(84,339)
Net loss	-	-	-	-	-	-	(20,710)
Balance at May 31, 2009	1,589,399	16	-	82,868	-	-	(105,049)
Stock issued for cash - $.001/share	43,822,001	438	-	43,384	-	-	-
Forgiven loans reclassified to paid-in capital	-	-	-	32,470	-	-	-
Net loss	-	-	-	-	-	-	(19,761)
Balance at May 31, 2010	45,411,400	454	-	158,722	-	-	(124,810)
Net loss	-	-	-	-	-	-	(19,378)
Balance at May 31, 2011	45,411,400	454	-	158,722	-	-	(144,188)
Net loss	-	-	-	-	-	-	(24,210)
Balance at May 31, 2012	45,411,400	454	-	158,722	-	-	(168,398)
Net loss	-	-	-	-	-	-	(18,502)
Balance at May 31, 2013	45,411,400	454	-	158,722	-	-	(186,900)
Net loss	-	-	-	-	-	-	(20,049)
Balance at May 31, 2014	45,411,400	$454	$-	$158,722	$-	$-	$(206,949)

The accompanying notes are an integral part of these financial statements

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative Since March 31, 2004 Inception of
	For the years ended May 31,		Development
	2014	2013	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(20,049)	$(18,502)	$(206,949)
Decrease in Accounts Payable	(142)	(1,007)	(14,842)
(Increase) in Prepaid Expense	(1,348)		(1,348)
Increase in Accrued Interest	-	-	1,470
Net Cash Used in operating activities	(21,539)	(19,509)	(221,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder advance	23,000	18,500	79,850
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock	-	-	68,822
Cash contributed by shareholders	-	-	55,000
Net Cash Provided by financing activities	23,000	18,500	223,062

Net (Decrease) Increase in Cash and Cash Equivalents	1,461	(1,009)	1,393
Cash and Cash Equivalents at Beginning of Period	42	1,051	110
Cash and Cash Equivalents at End of Period	$1,503	$42	$1,503

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $206,949 for the period from March 1, 2004 (inception of development stage) to May 31, 2014, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

Nature of Business

The Company has no products or services as of May 31, 2014. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for May 31, 2014 and 2013 and are thus not considered.

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts payable and accrued liabilities at May 31, 2014 and May 31, 2013 approximates their fair values due to the short-term nature of these financial instruments.

NOTE 2 - INCOME TAXES

As of May 31, 2014, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $205,500 that may be offset against future taxable income through 2034. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2014	2013
Net Operating Losses	$30,825	$27,825
Valuation Allowance	(30,825)	(27,825)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2014	2013
Provision (Benefit) at US Statutory Rate	$(3,000)	$(2,775)
Increase (Decrease) in Valuation Allowance	3,000	2,775
	$-	$-

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

NOTE 4 - COMMITMENTS

As of May 31, 2014 all activities of the Company are conducted on a rent free basis at the corporate offices of Algodon Wines & Luxury Development Group, Inc. or “AWLD” (formerly Diversified Private Equity Corporation (“or “DPEC”),”; see Note 6), the major shareholder of the Company. Currently, there are no outstanding debts owed by the Company for the use of these facilities.

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

From December 14, 2011 to May 31, 2014, the Company received multiple shareholder advances for a total of $46,500 from AWLD, the Company’s parent. This total advance carries no interest and is intended to be converted to equity in the future.

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended May 31, 2014. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2010. The following describes the open tax years, by major tax jurisdiction, as of May 31, 2014:

United States (a)	2010 – Present
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

Pursuant to the Stock Purchase Agreement, we made the following changes to our Board of Directors and executive officers:

•	Immediately prior to the consummation of the Stock Purchase, we increased the size of our Board of Directors from two to five, and L. Michael Underwood and John P. Kanouff, our current directors, appointed Scott Mathis, Julian Beale and Peter Lawrence, as directors of the Company, effective at the closing. After such new directors were appointed, Messrs. Underwood and Kanouff resigned as members of our Board of Directors.

•	Mr. Underwood resigned as President and Mr. Kanouff resigned as Secretary and Treasurer. Our Board of Directors appointed Scott Mathis as Chief Executive Officer and President, Ronald S. Robbins as Executive Vice President and Chief Operating Officer (Mr. Robbins subsequently retired in 2011 and the Company has currently no plans to replace him), and Tim Holderbaum as Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

•	On April 2, 2014, Tim F. Holderbaum submitted his resignation as Secretary and Treasurer of Mercari Communications Group, Ltd. (the “Company”) to be effective on May 19, 2014. On April 2, 2014, the Company accepted Mr. Holderbaum’s resignation as Secretary and Treasurer. On April 16, 2014, the Board of Directors of the Company appointed Mark G. Downey as Secretary and Treasurer of the Company, to be effective May 19, 2014.

NOTE 10 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after May 31, 2014, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through August 21, 2014, which is the date on which the financial statements were issued. The Company has concluded that there are no significant or material transactions to be reported for the period from June 1, 2014 to August 21, 2014.

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended May 31, 2014. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of May 31, 2014, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2014 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all directors and executive officers of the registrant as of the end of the last fiscal year and on the date of this report:

Name	Age	Position	Date First Elected/Appointed

Scott Mathis	52	Director, Chief Executive Officer and President	November 9, 2009

Mark Downey	48	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	May 19, 2014

Julian Beale	78	Director	November 9, 2009

Peter Lawrence	79	Director	November 9, 2009

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

Tim Holderbaum. Mr. Holderbaum currently serves as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. He also serves as the Executive Vice President and Chief Financial Officer of AWLD and has been with AWLD since July 2001. He is responsible for the operational and financial aspects of AWLD, including day-to-day operations, filings, accounting and auditing. He also presently serves as the Financial and Operations Principal of DPEC Capital, Inc. Prior to Joining AWLD, Mr. Holderbaum was the Director of International Affairs for Impact Media, Ltd. where he coordinated and managed several focused special-advertising sections for various international markets. His career began at Burmah Oil in Hamburg, Germany where his responsibilities involved the forecasting and budgeting for 13 Central and Eastern European countries. Mr. Holderbaum attended Northwood University where he received a Bachelor of Business Administration degree. On April 2, 2014, Tim F. Holderbaum submitted his resignation as Secretary and Treasurer of Mercari Communications Group, Ltd. (the “Company”) to be effective on May 19, 2014. On April 2, 2014, the Company accepted Mr. Holderbaum’s resignation as Secretary and Treasurer. On April 16, 2014, the Board of Directors of the Company appointed Mark G. Downey as Secretary and Treasurer of the Company, to be effective May 19, 2014.

Mark G. Downey. Mr. Downey will serve as the Chief Financial Officer and Chief Operating Officer of AWLD effective May 19, 2014. He joins AWLD, with over 25 years’ experience in the financial services industry, including more than 15 years as a Chief Financial Officer within the metro New York area. Most recently, Mr. Downey served as Director of Financial Services at CFO Consulting Partners LLC. He has held numerous senior executive positions as CFO, COO, Treasurer and Head of Credit at Dahlman Rose & Co., Tullett Prebon Americas, LaBranche Financial Services Inc. and Commerzbank AG. He has managed and directed the financial, operational and strategic due diligence, pre-deal and post-deal integration of five domestic and two international merger and acquisition entities, and two domestic carve-outs as well as opened up several global (London, Hong Kong and Canada) and domestic (Chicago and Palm Beach) offices. He has built up two finance, operations, credit and treasury groups from inception and successfully consolidated two finance and operations groups. In addition to his executive management experience, he served as a senior-level manager for approximately 13 years at global financial firms including Schroder & Co. and Deutsche Bank Securities Corp. Mr. Downey, a CPA and a Series 27 FINOP, started his career at Coopers and Lybrand. He holds a B.B.A. in Accounting from Iona College and is a member of the American Institute of Certified Public Accountants and New York State Society of Certified Public Accountants.

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

Under FINRA’s rules, the finding that Mr. Mathis was found to have acted willfully subjects him to a “statutory disqualification.” This means that he might no longer be permitted to continue to work in the securities industry. In September 2012, Mr. Mathis submitted to FINRA an application on Form MC-400 in which he sought permission to continue to work in the securities industry, notwithstanding the fact that he is subject to a statutory disqualification. A decision on that application is expected in the second or third quarter of 2014. If such application is not successful, Mr. Mathis may will likely be required to cease working for DPEC Capital. In that event, however, he in the security industry, Regardless of the result of that application, Mr. Mathis would be able to continue performing his duties for the non-securities (IPG) side of the AWLD’s business.

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

Board of Directors Meetings

Our Board of Directors did not hold any meetings during the year ended May 31, 2014.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of our transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by, or a written representation from, certain reporting persons, we believe that all eligible persons were in compliance with the requirements of Section 16(a) during the fiscal year ended May 31, 2014.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The summary compensation table has been omitted as no compensation was paid to or earned by our executive officers for any purpose during the last three completed fiscal years.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers held any options or other equity awards in the last fiscal year ended May 31, 2014.

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

Director Compensation

None of our directors received any compensation for service as a director of the Company during our fiscal year ended May 31, 2014.

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
31

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

The office space, telephone and office supplies consumed by the registrant during the fiscal year ending May 31, 2014, were provided without cost by AWLD.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Robison Hill & Company has acted as independent auditor for the registrant for the fiscal years ended May 31, 2001 through 2014. The Independent Auditors’ Report on the financial statements of the registrant for each of the last five fiscal years each raised substantial doubt about the registrant’s ability to be a going concern and each report indicated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. The registrant has had no disagreements with its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

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

	For the years ended
	2014	2013
Audit Fees	$8,120	$7,150
Audit - Related Fees	-	-
Tax Fees	280	230
All Other Fees	-	-

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report.

1.	Financial Statements

2.	Financial Statement Schedules. None.

3.	Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description

3.1	Articles of Incorporation.*

3.1A	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to registrant’s Current Report on Form 8-K filed May 30, 2009).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to registrant’s Current Report on Form 8- K filed May 30, 2009).

3.3	Plan of Recapitalization adopted August 4, 2004.*

10.1	Stock Purchase Agreement by and between Algodon Wines & Luxury Development Group, Inc. (formerly Diversified Private Equity Corp.), Mercari Communications Group, Ltd., Kanouff, LLC and Underwood Family Partners, LTD., dated as of November 9, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 11, 2009).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________________

 *  Incorporated by reference to such exhibits filed with Form 10-KSB for the fiscal year ended May 31, 2006.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD.

Dated: August 25, 2014	By	/s/ Scott Mathis
Scott Mathis, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of August 2013.

Signatures	Title

/s/ Scott Mathis	President, Chief Executive Officer and Director
Scott Mathis	(Principal Executive Officer)

/s/ Mark G. Downey	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Mark G. Downey	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Lawrence	Director
Peter Lawrence

