Form 10-Q
period 2014-11-30
MERCARI COMMUNICATIONS GROUP LTD
filed 2015-01-12
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of January 14, 2015, there were 45,411,400 shares of the registrant’s common stock issued and outstanding.

MERCARI COMMUNICATIONS GROUP, LTD.

FORM 10-Q

November 30, 2014

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

BALANCE SHEETS

	(unaudited)
	November 30, 2014	May 31, 2014
Current Assets
Cash	$4,512	$1,503
Prepaid Expense	1,348	1,348
Total Assets	$5,860	$2,851

Current Liabilities
Accounts Payable & Accrued Liabilities	$10,438	$4,124
Shareholder Advances	52,000	46,500
Total Liabilities	62,438	50,624

Stockholders' Equity
Common Stock, Par value $.00001; Authorized 950,000,000 shares, Issued 45,411,400 shares at November 30, 2014 and May 31, 2014	454	454
Paid-In Capital	158,722	158,722
Deficit accumulated during the development stage since March 1, 2004 in connection with quasi reorganization	(215,754)	(206,949)
Total Stockholders' Equity	(56,578)	(47,773)

Total Liabilities and Stockholders' Equity	$5,860	$2,851

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

					Cumulative
					since
					March 1,
	(unaudited)		(unaudited)		2004
	For the three months ended		For the six months ended		Inception of
	November 30,		November 30,		development
	2014	2013	2014	2013	stage
Revenues:	$-	$-	$-	$-	$-
Expenses:
General and administrative	8,098	6,083	8,805	12,470	214,284
Other Expense:
Interest expense	-	-	-	-	(1,470)
Net Loss	$(8,098)	$(6,083)	$(8,805)	$(12,470)	$(215,754)
Basic & Diluted Loss Per Share	(0.0002)	(0.0001)	(0.0002)	(0.0003)
Weighted Average Shares	45,411,400	45,411,400	45,411,400	45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	(unaudited)		Cumulative Since March 31, 2004
	For the six months ended November 30,		Inception of Development
	2014	2013	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,805)	$(12,470)	$(215,754)
Increase in Prepaid Expenses	-	-	(1,348)
Increase (Decrease) in Accounts Payable	6,314	4,701	(8,528)
Increase in Accrued Interest	-	-	1,470
Net Cash Used in operating activities	(2,491)	(7,769)	(224,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder loans	-	-	(610)
Proceeds from shareholder advance	5,500	10,500	85,350
Proceeds from notes payable	-	-	20,000
Proceeds from sale of stock	-	-	68,822
Cash contributed by shareholders	-	-	55,000
Net Cash Provided by financing activities	5,500	10,500	228,562

Net Increase in Cash and Cash Equivalents	3,009	2,731	4,402
Cash and Cash Equivalents at Beginning of Period	1,503	42	110
Cash and Cash Equivalents at End of Period	$4,512	$2,773	$4,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and income taxes	$-	$-	$-

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

Interim Reporting

The unaudited financial statements as of November 30, 2014 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $215,800 for the period from March 1, 2004 (inception of development stage) to November 30, 2014, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Nature of Business

The Company has no products or services as of November 30, 2014. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for November 30, 2014 and 2013 and are thus not considered.

MERCARI COMMUNICATIONS GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accounts payable and accrued liabilities at November 30, 2014 and May 31, 2014 approximates their fair values due to the short-term nature of these financial instruments.

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

NOTE 4 - COMMITMENTS

As of November 30, 2014 all activities of the Company are conducted on a rent free basis at the corporate offices of Algodon Wines & Luxury Development Group, Inc. or “AWLD”, the majority shareholder of the Company. Currently, there are no outstanding debts owed by the Company for the use of these facilities.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

There are no current related party transactions other than set forth below and discussed in the Company’s annual report on Form 10-K for the year ended May 31, 2014 and other previous filings as filed with the SEC.

For the six months ended November 30, 2014, the Company received additional shareholder advances totaling $5,500 from AWLD, the Company’s parent, bringing the total advance balance to $52,000. This total advance carries no interest and is intended to be converted to equity in the future.

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended May 31, 2014. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2011. The following describes the open tax years, by major tax jurisdiction, as of May 31, 2014:

United States (a)	2011– Present
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

Pursuant to the Stock Purchase Agreement, we made the following changes to our Board of Directors and executive officers:

•	Immediately prior to the consummation of the Stock Purchase, we increased the size of our Board of Directors from two to five, and L. Michael Underwood and John P. Kanouff, our current directors, appointed Scott L. Mathis, Julian Beale and Peter Lawrence, as directors of the Company, effective at the closing. After such new directors were appointed, Messrs. Underwood and Kanouff resigned as members of our Board of Directors.

•	Mr. Underwood resigned as President and Mr. Kanouff resigned as Secretary and Treasurer, and our Board of Directors appointed Scott L. Mathis as Chief Executive Officer and President and Tim Holderbaum as Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

•	On April 2, 2014, Tim F. Holderbaum submitted his resignation as Secretary and Treasurer of Mercari Communications Group, Ltd. (the “Company”) to be effective on May 19, 2014. On April 2, 2014, the Company accepted Mr. Holderbaum’s resignation as Secretary and Treasurer. On April 16, 2014, the Board of Directors of the Company appointed Mark G. Downey as Secretary and Treasurer of the Company, to be effective May 19, 2014. This event was reported on the Company’s Current Report on Form 8-K as filed with the SEC on July 31, 2014.

NOTE 10 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after November 30, 2014, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through January 14, 2015, which is the date on which the financial statements were issued.

The Company has concluded that there are no other significant or material transactions to be reported for the period from December 1, 2014 to January 14, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter (the quarter ended November 30, 2014) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended November 30, 2014, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

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

MERCARI COMMUNICATIONS GROUP, LTD.

DATE:	January 12, 2015	By:	/s/ Scott L. Mathis
Scott L. Mathis, Chief Executive Officer

DATE:	January 12, 2015	By:	/s/ Mark G. Downey
Mark G. Downey, Chief Financial Officer

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Articles of Amendment to Articles of Incorporation.(2)

3.3	Bylaws of the Registrant (as amended).(3)

3.4	Plan of Recapitalization adopted August 4, 2004.(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(*)

32.1	Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.2	Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

101.INS	XBRL Instance Document(*)

101.SCH	XBRL Taxonomy Extension Schema(*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(*)

101.LAB	XBRL Taxonomy Extension Label Linkbase(*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(*)

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 7, 2007.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2008.

(3)	Incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 3, 2008.

(4)	Incorporated by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 7, 2007.

(*)	Filed herewith.

-18-