Form 10-Q
period 2015-02-28
MERCARI COMMUNICATIONS GROUP LTD
filed 2015-04-14
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of April 14, 2015, there were 45,411,400 shares of the registrant’s common stock issued and outstanding.

MERCARI COMMUNICATIONS GROUP, LTD.

FORM 10-Q

February 28, 2015

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED BALANCE SHEETS

	(unaudited)
	February 28, 2015	May 31, 2014
Current Assets
Cash	$3,911	$1,503
Prepaid Expense	-	1,348
Total Assets	$3,911	$2,851

Current Liabilities
Accounts Payable & Accrued Liabilities	$466	$4,124
Shareholder Advances	62,000	46,500
Total Liabilities	62,466	50,624

Stockholders' Deficit
Common Stock, Par value $.00001; Authorized 950,000,000 shares, Issued 45,411,400 shares at February 28, 2015 and May 31, 2014, respectively	454	454
Paid-In Capital	158,722	158,722
Accumulated Deficit	(217,731)	(206,949)
Total Stockholders' Deficit	(58,555)	(47,773)

Total Liabilities and Stockholders' Deficit	$3,911	$2,851

The accompanying notes are an integral part of these condensed unaudited financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED STATEMENTS OF OPERATIONS

	(unaudited)		(unaudited)
	For the three months ended		For the nine months ended
	February 28,		February 28,
	2015	2014	2015	2014
Revenues:	$-	$-	$-	$-
Expenses:
General and administrative	1,977	2,122	10,782	14,592
Loss from operations	(1,977)	(2,122)	(10,782)	(14,592)
Provision for Income Tax	-	-	-	-
Net Income (Loss)	$(1,977)	$(2,122)	$(10,782)	$(14,592)
Basic & Diluted Loss Per Share	(0.0000)	(0.0000)	(0.0002)	(0.0003)
Weighted Average Shares	45,411,400	45,411,400	45,411,400	45,411,400

The accompanying notes are an integral part of these condensed unaudited financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

	(unaudited)
	For the nine months ended February 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,782)	$(14,592)
(Increase) Decrease in Prepaid Expense	1,348
Increase (Decrease) in Accounts Payable	$(3,658)	$4,800
Increase (Decrease) in Accrued Interest	-	-
Net Cash Used in operating activities	(13,092)	(9,792)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	15,500	10,500

Net Cash Provided by financing activities	15,500	10,500

Net Increase in Cash and Cash Equivalents	2,408	708
Cash and Cash Equivalents at Beginning of Period	1,503	42
Cash and Cash Equivalents at End of Period	$3,911	$750

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Mercari Communications Group, Ltd. (the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

The unaudited financial statements as of February 28, 2015 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full year.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $217,731 from inception to February 28, 2015, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital or making advances to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Colorado on December 30, 1987. From 1988 until early in 1990, the Company was engaged in the business of providing educational products, counseling, seminar programs, and publications such as newsletters to adults aged 30 to 50. The Company financed its business with private offerings of securities, obtaining shareholder loans, and with an underwritten initial public offering of securities registered with the Securities and Exchange Commission (“SEC”). The Company’s business failed in early 1990. The Company ceased all operating activities during the period from June 1, 1990 to November 30, 2001 and was considered dormant. During this period that the Company was dormant, it did not file required reports with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). From November 30, 2001 to March 1, 2004, the Company was in the development stage. On August 3, 2004, the stockholders of the Company approved a plan of quasi-reorganization which called for a restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The quasi-reorganization was effective March 1, 2004. Since March 1, 2004, the Company, has not commenced planned principal operations.

Nature of Business

The Company has no products or services as of February 28, 2015. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common shareholders by the weighted average number of common shares during the periods. There are no outstanding common stock equivalents for February 28, 2015 and 2014 and are thus not considered.

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments

The carrying value of cash and accrued expenses, if applicable, approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value.

The Company utilizes the methods of fair value measurement as described in ASC 820 to value its financial assets and liabilities. As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

New Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the tern substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).

The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

The Company has reviewed all other recently issued but not yet effective accounting pronouncements and have determined that these new accounting pronouncements are either not applicable or would not have a material impact on the results of operations or changes in the financial position.

NOTE 2 - COMMITMENTS

As of February 28, 2015 all activities of the Company are conducted on a rent free basis at the corporate offices of Algodon Wines & Luxury Development Group, Inc. or “AWLD”, the majority shareholder of the Company. Currently, there are no outstanding debts owed by the Company for the use of these facilities.

NOTE 3 - COMMON STOCK TRANSACTIONS

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

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - COMMON STOCK TRANSACTIONS (continued)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

There are no current related party transactions other than discussed in the Company’s annual report on Form 10-K for the year ended May 31, 2014 and other previous filings as filed with the SEC.

For the nine months ended February 28, 2015, the Company received additional shareholder advances totaling $15,500 from AWLD, the Company’s parent, bringing the total advance balance to $62,000. This total advance carries no interest and is intended to be converted to equity in the future.

NOTE 5 – STOCK PURCHASE AGREEMENT

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

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – STOCK PURCHASE AGREEMENT (Continued)

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

NOTE 6 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after February 28, 2015, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through the date on which the financial statements were issued.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended May 31, 2015. Also, persons reading this Report should read and consider the Risk Factors included in Item 1A of the Company’s annual report on Form 10-K for the year ended May 31, 2014.

Results of Operations

The Company intends to acquire a United States or foreign based business which is privately owned and wishes to become a publicly owned business. The Company was inactive and did not file reports required under the Securities Exchange Act of 1934 (“Exchange Act”) from 1990 through 2000, and has not conducted any material business operations since 1990. The Company was reactivated in 2001 and is now current in its state and United States internal revenue filing obligations and the Company has filed all reports required to be filed by it with the SEC under the Exchange Act, during the past seven years. The Company is now actively seeking one or more acquisition candidates.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter (the quarter ended February 28, 2015) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended February 28, 2015, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

Item 3.   Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A.

Item 5.  Other Information

On April 11, 2015, Mark G. Downey was terminated as Chief Financial Officer, Secretary and Treasurer of Company effective immediately. Mr. Downey’s termination was primarily based on the Company’s effort to reduce expenses and reconfigure staff, and not as the result of any disagreement with the Company practices or policies.

On April 13, 2015, the Board of Directors of the Company appointed Maria Echevarria as Chief Financial Officer, Secretary and Treasurer of the Company, effective immediately. Ms. Echevarria’s biography is set forth below.

Maria Echevarria, age 35, was appointed Chief Financial Officer, Chief Operating Officer, Secretary and Compliance Officer for the Company effective April 10, 2015. She joined the Company as Corporate Controller in June of 2014 and had primary responsibility for the Company’s corporate consolidation, policies and procedures as well as financial reporting for SEC compliance, coordinating budgets and projections, preparing financial presentations and analyzing financial data. Ms. Echevarria has over 15 years of experience in Accounting, Compliance, Finance, Information Systems and Operations. Her experience includes SEC reporting and financial analysis, and her career accomplishments include developing and implementing major initiatives such as SOX, BSA and AML reporting and valuation of financial instruments. Prior to her employment with the Company, Ms. Echevarria served as Director of Finance and Accounting for The Hope Center, a nonprofit, from 2008 to June 2014 overseeing Finance, Information Systems and Operations. From 2001 through 2008 she served as a Quality Control and Compliance Analyst, Financial Analyst, and Accounting Manager for Banco Popular, in San Juan, Puerto Rico. She specialized in Mortgage Quality Control, Compliance, Financial Analysis and Mortgage Accounting, and corresponding with the FHA, VA and other mortgage guarantors. Ms. Echevarria also coordinated audits and compliance programs related to reporting, remittances, escrow accounting and default management for Fannie Mae, Freddie Mac and other private investors. She has developed and taught accounting courses for Herzing University, and currently serves as an adjunct faculty member at Southern New Hampshire University. She is a CPA, licensed in New Jersey and Puerto Rico, and holds a B.B.A. in Accounting from the University of Puerto Rico and a MBA in Business from University of Phoenix. Mrs. Echevarria was born and raised in Puerto Rico, and is fluent in Spanish and English.

Item 6.   Exhibits

Please see the exhibit index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD.

DATE: April 14, 2015	By:	/s/ Scott L. Mathis
Scott L. Mathis, Chief Executive Officer

DATE: April 14, 2015	By:	/s/ Maria I. Echevarria
Maria I. Echevarria, Chief Financial Officer

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Articles of Amendment to Articles of Incorporation.(2)

3.3	Bylaws of the Registrant (as amended).(3)

3.4	Plan of Recapitalization adopted August 4, 2004.(4)

16.1	Letter from former auditor Robison Hill & Co. to Securities and Exchange Commission, dated March 17, 2015.(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 7, 2007.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2008.

(3)	Incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 3, 2008.

(4)	Incorporated by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 7, 2007.

(5)	Incorporated by reference from Exhibit 16.1 to the Company’s Current Report on form 8-K filed on March 17, 2015.

