Form 10-K
period 2015-05-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2015-08-31
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2015

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

The aggregate market value of voting and nonvoting common equity held by non-affiliates computed with reference to the last price at which the common equity was sold, or the average bid and asked price of such common equity: As of May 31, 2015 cannot be accurately calculated because there is a very limited trading market with little to no volume.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of August 31, 2015, there were 45,411,400 shares of the registrant’s common stock outstanding. No other class of equity securities is issued or outstanding.

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

As of August 31, 2015, there were 45,411,400 shares of the registrant’s common stock outstanding.

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

On November 9, 2009, we entered into and closed the Stock Purchase Agreement with AWLD, KLLC, and the Partnership. Immediately prior to closing, KLLC and the Partnership were the majority shareholders of the Company, and the Stock Purchase resulted in a change in control of the Company. AWLD is headquartered in New York, NY, and is a virtually integrated company that creates, develops, markets, sells and manages private equity investment opportunities, formerly in the biotechnology industry and currently in non-leveraged global real estate assets located in Argentina. In connection with the Stock Purchase, AWLD purchased, and the Company sold, an aggregate of 43,822,001 shares of common stock for a purchase price of $43,822, or $0.001 per share. In addition, AWLD purchased 200 shares of common stock from KLLC and 200 shares of common stock from the Partnership for a purchase price of $180,000 payable to each selling shareholder, of which $105,000 was paid at closing and $75,000 was previously paid in connection with a letter of intent and related amendments. Immediately following the closing of the Stock Purchase Agreement, there were 45,411,400 shares of common stock issued and outstanding. Immediately following the closing of the Stock Purchase Agreement, AWLD owned an aggregate of 43,822,401 shares of the Company’s common stock out of the total of 45,411,400 shares of common stock issued and outstanding at the closing, or approximately 96.5% of the Company’s issued and outstanding shares.

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

On April 2, 2014, Tim F. Holderbaum submitted his resignation as Secretary and Treasurer of the Company to be effective on May 19, 2014. On April 2, 2014, the Company accepted Mr. Holderbaum’s resignation as Secretary and Treasurer. On April 16, 2014, the Board of Directors of the Company appointed Mark G. Downey as Secretary and Treasurer of the Company, to be effective May 19, 2014.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The principal executive offices of the registrant are currently located at 135 Fifth Avenue, 10th Floor, New York, NY, 10010. The registrant is receiving the use of this shared office space from AWLD without cost. Registrant currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate matters.

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

Holders

As of August 31, 2015, there were 45,411,400 shares of common stock issued and outstanding held by approximately 63 shareholders of record on that date. There are no shares of preferred stock outstanding.

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

Recent Sales of Unregistered Securities

During the year ended May 31, 2015, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q.

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

Plan of Operations

The registrant has had no operations since 1990. The registrant intends to acquire a privately-owned business with the intent that the Company becomes a publicly owned business. The registrant is current in its state and federal corporate and tax filing obligations, and is current in its reporting obligations under the Exchange Act. The registrant is now actively seeking acquisition candidates. On November 9, 2009, the registrant entered into a Stock Purchase Agreement with AWLD, Kanouff, LLC, and Underwood Family Partners, Ltd. as more fully described in Item 1 of this report.

During each of the years since the registrant was reactivated in 2001, the registrant has had no revenue and has had losses approximately equal to the expenditures made to reactivate and meet required filing and reporting obligations. We do not expect any revenue unless and until a business acquisition transaction is completed. Our expenses have been paid from capital contributions and past loans from affiliates or from the directors of the registrant. Total shareholder advances from our parent company, AWLD, totaled $74,000 and $46,500 for the year ended May 31, 2015 and 2014, respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MERCARI COMMUNICATIONS GROUP, LTD.

-:-

MAY 31, 2015 AND 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Mercari Communications Group, Ltd.

We have audited the accompanying balance sheet of Mercari Communications Group, Ltd. as of May 31, 2015 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended May 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2015, and the results of its operations and cash flows for the year ended May 31, 2015 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Mercari Communications Group, Ltd. will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficit as of May 31, 2015. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainity.

/s/ Liggett, Vogt & Webb, P.A.

Certified Public Accountants

New York, New York

August 27, 2015

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

Mercari Communications Group, Ltd.
(A Development Stage Company)

We have audited the accompanying balance sheet of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended May 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercari Communications Group, Ltd. (a development stage company) as of May 31, 2014, and the results of its operations and its cash flows for the year ended May 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
August 21, 2014

MERCARI COMMUNICATIONS GROUP, LTD.

BALANCE SHEETS

	May 31
	2015	2014
Current Assets
Cash	$1,099	$1,503
Prepaid Expense	-	1,348
Total Current Assets	$1,099	$2,851

Current Liabilities
Accounts Payable & Accrued Liabilities	$1,917	$4,124
Shareholder Advances	74,000	46,500
Total Current Liabilities	75,917	50,624

Commitments and Contingencies (Note 3)

Stockholders' Deficit:
Common Stock, Par value $.00001; Authorized 950,000,000 shares, Issued 45,411,400 shares at May 31, 2015 and 2014	454	454
Paid-In Capital	158,722	158,722
Accumulated Deficit	(233,994)	(206,949)
Total Stockholders' Deficit	(74,818)	(47,773)

Total Liabilities and Stockholders' Deficit	$1,099	$2,851

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

STATEMENTS OF OPERATIONS

	For the years ended
	May 31,
	2015	2014
Revenues:	$-	$-
Expenses:
General and administrative	27,045	20,049
Net loss before Income Taxes	(27,045)	(20,049)
Income Taxes	-	-
Net Loss	$(27,045)	$(20,049)

Basic & Diluted Loss Per Share	(0.0006)	(0.0004)
Weighted Average Shares	45,411,400	45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MAY 31, 2015 AND MAY 31, 2014

					Total
	Common Stock		Paid -In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Balance at May 31, 2013	45,411,400	$454	$158,722	$(186,900)	$(27,724)
Net loss	-	-	-	(20,049)	(20,049)
Balance at May 31, 2014	45,411,400	454	158,722	(206,949)	(47,773)
Net loss	-	-	-	(27,045)	(27,045)
Balance at May 31, 2015	45,411,400	$454	$158,722	$(233,994)	$(74,818)

The accompanying notes are an integral part of these financial statements

MERCARI COMMUNICATIONS GROUP, LTD.

STATEMENTS OF CASH FLOWS

	For the years ended May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(27,045)	$(20,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in Accounts Payable	(2,207)	(142)
(Increase) Decrease in Prepaid Expense	1,348	(1,348)
Net Cash Used in operating activities	(27,904)	(21,539)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	27,500	23,000
Net Cash Provided by financing activities	27,500	23,000

Net (Decrease) Increase in Cash and Cash Equivalents	(404)	1,461
Cash and Cash Equivalents at Beginning of Period	1,503	42
Cash and Cash Equivalents at End of Period	$1,099	$1,503

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $234,000 from inception to May 31, 2015, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Colorado on December 30, 1987. From 1988 until early in 1990, the Company was engaged in the business of providing educational products, counseling, seminar programs, and publications such as newsletters to adults aged 30 to 50. The Company financed its business with private offerings of securities, obtaining shareholder loans, and with an underwritten initial public offering of securities registered with the Securities and Exchange Commission (“SEC”). The Company’s business failed in early 1990. The Company ceased all operating activities during the period from June 1, 1990 to November 30, 2001 and was considered dormant. During this period that the Company was dormant, it did not file required reports with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). From November 30, 2001 to March 1, 2004, the Company was in the development stage. On August 3, 2004, the stockholders of the Company approved a plan of quasi-reorganization which called for a restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The quasi-reorganization was effective March 1, 2004. Since March 1, 2004, the Company has not commenced planned principal operations.

Nature of Business

The Company has no products or services as of May 31, 2015. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for May 31, 2015 and 2014 and are thus not considered.

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

New Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (the “Update”). Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in the Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).

The amendments in the Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

The Company has reviewed all other recently issued but not yet effective accounting pronouncements and have determined that these new accounting pronouncements are either not applicable or would not have a material impact on the results of operations or changes in the financial position.

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(continued)

NOTE 2 - INCOME TAXES

As of May 31, 2015, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $232,500 that may be offset against future taxable income through 2034. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	For the years ended
	2015	2014
Net Operating Losses	$40,015	$30,825
Change in Prior Year Estimates	39,049
Valuation Allowance	(79,064)	(30,825)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2015	2014
Provision (Benefit) at US Statutory Rate	$(9,190)	$(3,000)
Increase in Valuation Allowance	9,190	3,000
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

Years 2015, 2014, 2013 and 2012 remain open for tax examinations, although the company has not been notified of any such examinations.

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(continued)

NOTE 3 – COMMITMENTS AND CONTINGENCIES

During the year the company recorded $12,000 for the value of services, shared office space and management oversight incurred by the majority shareholder, Algodon Wines & Luxury Development Group, Inc. or “AWLD” (formerly Diversified Private Equity Corporation (“or “DPEC”)”; see Note 4 and 5).

NOTE 4 - RELATED PARTY TRANSACTIONS

There are no current related party transactions other than discussed in the Company’s other previous filings as filed with the SEC.

From December 14, 2011 to May 31, 2015, the Company received multiple shareholder advances for a total of $74,000 and $46,500 at May 31, 2015 and 2014 respectively from AWLD, the Company’s parent. This total advance carries no interest and is intended to be converted to equity in the future.

Included in the $74,000 shareholder advances during the year is $12,000 for the value of the services, shared office and space and management oversight incurred by the majority shareholder.

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

NOTES TO FINANCIAL STATEMENTS

(continued)

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

NOTE 6 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after May 31, 2015, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through August 21, 2015, which is the date on which the financial statements were issued. The Company has concluded that there are no significant or material transactions to be reported for the period from June 1, 2015 to August 21, 2015.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

On or about March 13, 2015, the Company dismissed Robison Hill & Co., Certified Public Accountants (“Robison”) as its independent registered principal accounting firm. The reports of Robison on the Company’s financial statements for each of the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. Such reports of Robison were prepared assuming that the Company had the ability to continue as a going concern. The decision to change auditors was approved by entire Board of Directors of the Company.

During the fiscal years ended May 31, 2014 and May 31, 2013 and the subsequent interim periods through March 15, 2015, the Company has not had any disagreements with Robison on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Robison’ satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the fiscal years ended May 31, 2014 and May 31, 2013 and the subsequent interim periods through March 13, 2015 there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has engaged Liggett, Vogt & Webb P.A. Certified Public Accountants (“Liggett”) as its new independent accountant as of March 13, 2015. During the fiscal years ended May 31, 2014 and May 31, 2013 and the subsequent interim periods through March 13, 2015, neither the Company nor anyone on its behalf had consulted with Liggett regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Liggett concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

The Board has approved this engagement of Liggett as the Company’s new independent auditors.

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended May 31, 2015. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of May 31, 2015, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2015 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all directors and executive officers of the registrant as of the end of the last fiscal year and on the date of this report:

Name	Age	Position	Date First Elected/Appointed

Scott Mathis	53	Director, Chief Executive Officer and President	November 9, 2009

Maria Echevarria	35	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	April 13, 2015

Julian Beale	80	Director	November 9, 2009

Peter Lawrence	81	Director	November 9, 2009

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

Maria I. Echevarria, was appointed Chief Financial Officer, Chief Operating Officer, Secretary and Compliance Officer for the Company effective April 10, 2015. She joined the Company as Corporate Controller in June of 2014 and had primary responsibility for the Company’s corporate consolidation, policies and procedures as well as financial reporting for SEC compliance, coordinating budgets and projections, preparing financial presentations and analyzing financial data. Ms. Echevarria has over 15 years of experience in Accounting, Compliance, Finance, Information Systems and Operations. Her experience includes SEC reporting and financial analysis, and her career accomplishments include developing and implementing major initiatives such as SOX, BSA and AML reporting and valuation of financial instruments. Prior to her employment with the Company, Ms. Echevarria served as Director of Finance and Accounting for The Hope Center, a nonprofit, from 2008 to June 2014 overseeing Finance, Information Systems and Operations. From 2001 through 2008 she served as a Quality Control and Compliance Analyst, Financial Analyst, and Accounting Manager for Banco Popular, in San Juan, Puerto Rico. She specialized in Mortgage Quality Control, Compliance, Financial Analysis and Mortgage Accounting, and corresponding with the FHA, VA and other mortgage guarantors. Ms. Echevarria also coordinated audits and compliance programs related to reporting, remittances, escrow accounting and default management for Fannie Mae, Freddie Mac and other private investors. She has developed and taught accounting courses for Herzing University, and currently serves as an adjunct faculty member at Southern New Hampshire University. She is a CPA, licensed in New Jersey and Puerto Rico, and holds a B.B.A. in Accounting from the University of Puerto Rico and a MBA in Business from University of Phoenix. Mrs. Echevarria was born and raised in Puerto Rico, and is fluent in Spanish and English.

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

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability of any director, executive officer, promoter or control person of the Company during the past five years, except as set forth below:

In December 2007, the FINRA Office of Hearing Officers (“OHO”) held that Mr. Mathis negligently failed to make certain disclosures on his Form U4 to reflect the filing of certain personal federal tax liens. (All of the underlying tax liabilities were paid in full by Mr. Mathis in 2003 and the liens were released in 2003.) After several appeals regarding the willfulness finding, Mr. Mathis served a suspension, which was completed on September 4, 2012, and all fines have been paid.

Under applicable FINRA rules, the finding that Mr. Mathis acted willfully subjected him to a “statutory disqualification” would have prevented him from working in the securities industry. In accordance with FINRA rules, Mr. Mathis filed Form MC-400 with FINRA in September 2012, requesting that he be permitted to continue to work in the securities industry and in October 2014, FINRA’s Member Regulation Department recommended approval of the MC-400 application. On April 30, 2015, FINRA’s National Adjudicatory Council (NAC) agreed with the recommendation of Member Regulation and further approved the application so that Mr. Mathis can continue to work in the securities industry.

On August 20, 2015, the Securities and Exchange Commission issued an acknowledgement letter to FINRA and as a result, DPEC’s application is now effective.

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

Shareholders

Shareholders may communicate with the Board of Directors, non-management directors as a group, and individual directors by submitting their communications in writing to the Company’s Corporate Secretary at 135 Fifth Avenue, 10th Floor, New York, NY 10010. Any communications received that are directed to the Board will be processed by the Corporate Secretary and distributed promptly to the Board or individual directors, as appropriate. If it is unclear from the communication received whether it was intended or appropriate for the Board, the Corporate Secretary will (subject to any applicable regulatory requirements) use his or her business judgment to determine whether such communications should be conveyed to the Board.

Code of Ethics

Due to the limited scope of our current operations, the Company has not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of our transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by, or a written representation from, certain reporting persons, we believe that all eligible persons were in compliance with the requirements of Section 16(a) during the fiscal year ended May 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The summary compensation table has been omitted as no compensation was paid to or earned by our executive officers for any purpose during the last three completed fiscal years.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers held any options or other equity awards in the last fiscal year ended May 31, 2015.

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

Director Compensation

None of our directors received any compensation for service as a director of the Company during our fiscal year ended May 31, 2015.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 31, 2015 on the beneficial ownership of our common stock by (i) each person who is a beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Applicable percentage ownership in the following table is based on 45,411,400 shares of common stock.

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

Name & Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Class
More than 5% Shareholders
Algodon Wines & Luxury Development Group, Inc.	43,822,401	96.5%

Directors & Officers (1)
Scott Mathis	43,822,401	96.5%
Julian Beale	43,822,401	96.5%
Peter Lawrence	43,822,401	96.5%
Maria Echevarria	43,822,401	96.5%
All directors and officers as a group	43,822,401	96.5%

(1)	Scott Mathis is the Chief Executive Officer, President, Chairman of the Board and a significant shareholder of AWLD; Julian Beale is a member of the Board of Directors of AWLD; Peter Lawrence is a member of the Board of Directors of AWLD; and Maria Echevarria is AWLD’s Chief Financial Officer. All have shared voting and dispositive power and may be deemed to be the indirect beneficial owner of all Mercari shares held by AWLD. However, all disclaim beneficial ownership except as to each person’s pecuniary interest in AWLD.

The Company has no equity compensation plan in place.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

The office space, telephone and office supplies consumed by the registrant during the fiscal year ending May 31, 2015, were provided by AWLD for an annual cost of $12,000 for the year ended May 31, 2015. See Item 12 regarding the beneficial ownership of the Company by AWLD, the Company’s parent.

As of the date of this report, we do not have in place any policies with respect to whether we will enter into agreements with related persons in the future.

Director Independence

Our Board of Directors has determined that none of our current directors are independent.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Robison Hill & Company has acted as independent auditor for the registrant for the fiscal years ended May 31, 2001 through 2014. For the fiscal year ended May 31, 2015 Liggett, Vogt & Webb PA has been retained. The Independent Auditors’ Report on the financial statements of the registrant for each of the last two fiscal years each raised substantial doubt about the registrant’s ability to be a going concern and each report indicated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. The registrant has had no disagreements with its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

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

	For the years ended
	2015	2014
Audit Fees	$11,000	$8,120
Audit - Related Fees	-	-
Tax Fees	1,000	280
All Other Fees	-	-
Total	12,000	8,400

Audit Fees. Consist of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the SEC and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this report:

Exhibit Number	Description

3.1	Articles of Incorporation.(1)

3.1A	Articles of Amendment to Articles of Incorporation (2)

3.2	Bylaws of the Registrant.(2)

3.3	Plan of Recapitalization adopted August 4, 2004.(1)

10.1	Stock Purchase Agreement by and between Algodon Wines & Luxury Development Group, Inc. (formerly Diversified Private Equity Corp.), Mercari Communications Group, Ltd., Kanouff, LLC and Underwood Family Partners, LTD., dated as of November 9, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 11, 2009).(3)

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2009.

*	Filed herewith.

**	Filed, not furnished herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD.

Dated: August 31, 2015	By	/s/ Scott Mathis
Scott Mathis, President, Chief Executive Officer
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 31st day of August 2015.

Signatures	Title

/s/ Scott Mathis	President, Chief Executive Officer and Director
Scott Mathis	(Principal Executive Officer)

/s/ Maria I. Echevarria	Executive Vice President, Chief Financial Officer, Treasurer
Maria I. Echevarria	and Secretary (Principal Financial Officer)

/s/ Peter Lawrence	Director
Peter Lawrence