Form 10-Q
period 2015-08-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2015-10-14
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of October 14, 2015, there were 45,411,400 shares of the registrant’s common stock issued and outstanding.

MERCARI COMMUNICATIONS GROUP, LTD.

FORM 10-Q

August 31, 2015

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED BALANCE SHEETS

	(unaudited)
	August 31, 2015	May 31, 2015
Current Assets
Cash	$1,735	$1,099
Prepaid Expense	$199	$-
Total Assets	$1,934	$1,099

Current Liabilities
Accounts Payable & Accrued Liabilities	$-	$1,917
Shareholder Advances	89,800	74,000
Total Liabilities	89,800	75,917

Shareholders' Equity
Common Stock, Par value $.00001; Authorized 950,000,000 shares, Issued 45,411,400 shares at August 31, 2015 and May 31, 2015	454	454
Paid-In Capital	158,722	158,722
	(247,042)	(233,994)
Total Shareholders' Deficit	(87,866)	(74,818)

Total Liabilities and Shareholders' Deficit	$1,934	$1,099

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED STATEMENTS OF OPERATIONS

	(unaudited)
	For the three months ended
	August 31,
	2015	2014
Revenues:	$-	$-
Expenses:
General and administrative	(13,048)	(706)

Net (Loss)	$(13,048)	$(706)
Basic & Diluted Loss Per Share	(0.0003)	(0.0000)
Weighted Average Shares	45,411,400	45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

	(unaudited)
	For the three months ended August 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(13,048)	(706)
Increase (Decrease) in Accounts Payable	(1,917)	(568)
Increase in Prepaid Expense	(199)	-
Net Cash Used in operating activities	(15,164)	(1,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder loans	-	-
Proceeds from shareholder advance	15,800	3,000
Proceeds from notes payable	-	-
Proceeds from sale of stock	-	-
Cash contributed by shareholders	-	-
Net Cash Provided by financing activities	15,800	3,000

Net (Decrease) Increase in Cash and Cash Equivalents	636	1,726
Cash and Cash Equivalents at Beginning of Period	1,099	1,503
Cash and Cash Equivalents at End of Period	$1,735	$3,229

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-

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

Interim Reporting

The unaudited financial statements as of August 31, 2015 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $247,042 from inception to August 31, 2015, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Colorado on December 30, 1987. From 1988 until early in 1990, the Company was engaged in the business of providing educational products, counseling, seminar programs, and publications such as newsletters to adults aged 30 to 50. The Company financed its business with private offerings of securities, obtaining shareholder loans, and with an underwritten initial public offering of securities registered with the Securities and Exchange Commission (“SEC”). The Company’s business failed in early 1990. The Company ceased all operating activities during the period from June 1, 1990 to November 30, 2001 and was considered dormant. During this period that the Company was dormant, it did not file required reports with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). From November 30, 2001 to March 1, 2004, the Company was in the development stage. On August 3, 2004, the shareholders of the Company approved a plan of quasi-reorganization which called for a restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The quasi-reorganization was effective March 1, 2004. Since March 1, 2004, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

The Company has no products or services as of August 31, 2015. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for August 31, 2015 and 2014 and are thus not considered.

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

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - COMMITMENTS

As of August 31, 2015 all activities of the Company are conducted on a rent free basis at the corporate offices of Algodon Wines & Luxury Development Group, Inc. or “AWLD”, the majority shareholder of the Company. Currently, there are no outstanding debts owed by the Company for the use of these facilities.

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

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

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

On November 9, 2009, pursuant to the Stock Purchase Agreement described under Note 5, Mercari offered and sold 43,822,001 shares of its common stock to AWLD. The offer and sale by the Company of the common stock to AWLD was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. The Company made this determination based on the representations of AWLD which included, in pertinent part, that AWLD was an "accredited investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that AWLD was acquiring the common stock for investment purposes for its own account and not as nominee or agent, and not with a view to the resale or distribution thereof, and that AWLD understood that the common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

NOTE 4 - RELATED PARTY TRANSACTIONS

There are no current related party transactions other than discussed in the Company’s annual report on Form 10-K for the year ended May 31, 2015 and other previous filings as filed with the SEC.

For the three months ended August 31, 2015, the Company received additional shareholder advances totaling $15,800 from AWLD, the Company’s parent, bringing the total advance balance to $89,800. This total advance carries no interest and is intended to be converted to equity in the future.

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

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

Upon closing of the Stock Purchase Agreement, Mercari experienced a change in control and a change in all the members of the Board of Directors and executive officers.

NOTE 6 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after August 31, 2015, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through October 14, 2015, which is the date on which the financial statements were issued.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter (the quarter ended August 31, 2015) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended August 31, 2015, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

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

MERCARI COMMUNICATIONS GROUP, LTD.

DATE: October 14, 2015	By:	/s/ Scott L. Mathis
Scott L. Mathis, Chief Executive Officer

DATE: October 14, 2015	By:	/s/ Maria I. Echevarria
Maria I. Echevarria, Chief Financial Officer

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Articles of Amendment to Articles of Incorporation.(2)

3.3	Bylaws of the Registrant (as amended).(3)

3.4	Plan of Recapitalization adopted August 4, 2004.(4)

10.1	Stock Purchase Agreement by and between Diversified Private Equity Corporation, Mercari Communications Group, Ltd., Kanouff, LLC and Underwood Family Partners, LTD., dated as of November 9, 2009.(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(6)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(6)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 7, 2007.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2008.

(3)	Incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 3, 2008.

(4)	Incorporated by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 7, 2007.

(5)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2009.

(6)	Filed herewith.

(7)	Furnished, not filed herewith.