Form 10-Q
period 2015-11-30
MERCARI COMMUNICATIONS GROUP LTD
filed 2016-01-14
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17284

MERCARI COMMUNICATIONS GROUP, LTD.

(Exact name of registrant as specified in its charter)

Colorado	84-1085935
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

135 Fifth Ave., 10thFloor, New York, NY 10010

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of January 14, 2016, there were 45,411,400 shares of the registrant’s common stock issued and outstanding.

MERCARI COMMUNICATIONS GROUP, LTD.

FORM 10-Q

November 30, 2015

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED BALANCE SHEETS

	(unaudited)
	Nov 30, 2015	May 31, 2015
Current Assets
Cash	$603	$1,099
Prepaid Expense	199	-
Total Assets	$802	$1,099

Current Liabilities
Accounts Payable & Accrued Liabilities	$700	$1,917
Shareholder Advances	105,987	74,000
Total Liabilities	106,687	75,917

Shareholders' Equity
Common Stock, Par value $.00001; Authorized 950,000,000 shares, Issued 45,411,400 shares at November 30, 2015 and May 31, 2015	454	454
Paid-In Capital	158,722	158,722
	(265,061)	(233,994)
Total Shareholders' Deficit	(105,885)	(74,818)

Total Liabilities and Shareholders' Deficit	$802	$1,099

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED STATEMENTS OF OPERATIONS

	(unaudited)		(unaudited)
	For the three months ended		For the six months ended
	November 30,		November 30,
	2015	2014	2015	2014
Revenues:	$-	$-	$-	$-
Expenses:
General and administrative	18,019	8,098	31,067	8,805
	-	-	-	-
Net (Loss)	$(18,019)	$(8,098)	$(31,067)	$(8,805)
Basic & Diluted Loss Per Share	(0.0004)	(0.0002)	(0.0007)	(0.0002)
Weighted Average Shares	45,411,400	45,411,400	45,411,400	45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

	(unaudited)
	For the six months ended November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(31,067)	$(8,805)
Increase (Decrease) in Accounts Payable	(1,217)	6,314
Increase in Prepaid Expense	(199)	-
Net Cash Used in operating activities	(32,483)	(2,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder loans	-	-
Proceeds from shareholder advance	31,987	5,500
Proceeds from notes payable	-	-
Proceeds from sale of stock	-	-
Cash contributed by shareholders	-	-
Net Cash Provided by financing activities	31,987	5,500

Net (Decrease) Increase in Cash and Cash Equivalents	(496)	3,009
Cash and Cash Equivalents at Beginning of Period	1,099	1,503
Cash and Cash Equivalents at End of Period	$603	$4,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-

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

Interim Reporting

The unaudited financial statements as of November 30, 2015 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $265,061 from inception to November 30, 2015, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Nature of Business

The Company has no products or services as of November 30, 2015. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for November 30, 2015 and 2014 and are thus not considered.

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

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - COMMITMENTS

As of November 30, 2015 all activities of the Company are conducted on a rent free basis at the corporate offices of Algodon Wines & Luxury Development Group, Inc. or “AWLD”, the majority shareholder of the Company. Currently, there are no outstanding debts owed by the Company for the use of these facilities.

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

For the six months ended November 30, 2015, the Company received additional shareholder advances totaling $31,987 from AWLD, the Company’s parent, bringing the total advance balance to $105,987. This total advance carries no interest and is intended to be converted to equity in the future.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after November 30, 2015, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through January 14, 2016, which is the date on which the financial statements were issued.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter (the quarter ended November 30, 2015) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended November 30, 2015, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

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

MERCARI COMMUNICATIONS GROUP, LTD

DATE: January 14, 2016	By:	/s/ Scott L. Mathis
Scott L. Mathis, Chief Executive Officer

DATE: January 14, 2016	By:	/s/ Maria I. Echevarria
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

