Form 10-Q
period 2016-02-29
MERCARI COMMUNICATIONS GROUP LTD
filed 2016-04-14
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of April 14, 2016, there were 45,411,400 shares of the registrant’s common stock issued and outstanding.

MERCARI COMMUNICATIONS GROUP, LTD.

FORM 10-Q

February 29, 2016

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

  general economic and industry conditions;

  limited resources and need for additional financing;

  competition for suitable private companies with which to merge;

  no definitive agreements or business opportunities identified;

  substantial dilution to current shareholders if a merger occurs; and

  our stock is thinly traded with limited liquidity.

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED BALANCE SHEETS

	(unaudited)
	February 29, 2016	May 31, 2015
Current Assets
Cash	$3,408	$1,099
Total Assets	$3,408	$1,099

Current Liabilities
Accounts Payable & Accrued Liabilities	$4,726	$1,917
Shareholder Advances	113,987	74,000
Total Liabilities	118,713	75,917

Shareholders' Equity
Common Stock, Par value $.00001; Authorized 950,000,000 shares, Issued 45,411,400 shares at February 29, 2016 and May 31, 2015	454	454
Paid-In Capital	158,722	158,722
	(274,481)	(233,994)
Total Shareholders' Deficit	(115,305)	(74,818)

Total Liabilities and Shareholders' Deficit	$3,408	$1,099

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED STATEMENTS OF OPERATIONS

	(unaudited)		(unaudited)
	For the three months ended		For the nine months ended
	February 29,		February 29,
	2016	2015	2016	2015
Revenues:	$-	$-	$-	$-
Expenses:
General and administrative	9,420	1,977	40,487	10,782
	-	-	-	-
Net (Loss)	$(9,420)	$(1,977)	$(40,487)	$(10,782)
Basic & Diluted Loss Per Share	(0.0002)	(0.0000)	(0.0009)	(0.0002)
Weighted Average Shares	45,411,400	45,411,400	45,411,400	45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

	(unaudited)
	For the nine months ended
	February 29	February 28
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(40,487)	$(10,782)
Increase (Decrease) in Accounts Payable	2,809	1,348
Increase in Prepaid Expense		(3,658)
Net Cash Used in operating activities	(37,678)	(13,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on shareholder loans	-	-
Proceeds from shareholder advance	39,987	15,500
Proceeds from notes payable	-	-
Proceeds from sale of stock	-	-
Cash contributed by shareholders	-	-
Net Cash Provided by financing activities	39,987	15,500

Net (Decrease) Increase in Cash and Cash Equivalents	2,309	2,408
Cash and Cash Equivalents at Beginning of Period	1,099	1,503
Cash and Cash Equivalents at End of Period	$3,408	$3,911

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-

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

Interim Reporting

The unaudited financial statements as of February 29, 2016 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $274,481 from inception to February 29, 2016, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Nature of Business

The Company has no products or services as of February 29, 2016. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for February 29, 2016 and 2015 and are thus not considered.

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

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - COMMITMENTS

As of February 29, 2016 the office space, telephone and office supplies consumed by the Company are provided by Algodon Wines & Luxury Development Group, Inc. or “AWLD”, the majority shareholder of the Company at an annual cost of $12,000. Currently, $21,000 is owed by the Company for the use of these facilities.

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

For the nine months ended February 29, 2016, the Company received additional shareholder advances totaling $39,987 from AWLD, the Company’s parent, bringing the total advance balance to $113,987. This total advance carries no interest and is intended to be converted to equity in the future.

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - STOCK PURCHASE AGREEMENT

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

NOTE 6 - SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after February 29, 2016, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through April 14, 2016, which is the date on which the financial statements were issued.

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

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

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter (the quarter ended February 29, 2016) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended February 29, 2016, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

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

MERCARI COMMUNICATIONS GROUP, LTD.

DATE:	April 14, 2016	By:	/s/ Scott L. Mathis
Scott L. Mathis, Chief Executive Officer

DATE:	April 14, 2016	By:	/s/ Maria I. Echevarria
Maria I. Echevarria, Chief Financial Officer

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Articles of Amendment to Articles of Incorporation.(2)

3.3	Bylaws of the Registrant (as amended).(3)

3.4	Plan of Recapitalization adopted August 4, 2004.(4)

10.1	Stock Purchase Agreement by and between Diversified Private Equity Corporation, Mercari Communications Group, Ltd., Kanouff, LLC and Underwood Family Partners, LTD., dated as of November 9, 2009.(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(6)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(6)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 7, 2007.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2008.

(3)	Incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 3, 2008.

(4)	Incorporated by reference from Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 7, 2007.

(5)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2009.

(6)	Filed herewith.

(7)	Furnished, not filed herewith.

- 17 -