Form 10-K
period 2016-05-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2016-08-29
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2016

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

Common stock, $0.00001 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K.

[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

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

The aggregate market value of voting and nonvoting common equity held by non-affiliates computed with reference to the last price at which the common equity was sold, or the average bid and asked price of such common equity: As of May 31, 2016 cannot be accurately calculated because there is a very limited trading market with little to no volume.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of August 29, 2016, there were 45,411,400 shares of the registrant’s common stock outstanding. No other class of equity securities is issued or outstanding.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company’s results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

●	general economic and industry conditions;

●	limited resources and need for additional financing;

●	competition for suitable private companies with which to merge;

●	no definitive agreements or business opportunities identified;

●	substantial dilution to current shareholders if a merger occurs; and

●	our stock is thinly traded with limited liquidity.

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

As of August 29, 2016, there were 45,411,400 shares of the registrant’s common stock outstanding.

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

AWLD’s Board of Directors determined that a Reorganization Transaction was no longer commercially reasonable, taking into account all relevant material factors, including without limitation, current economic, financial and market conditions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal executive offices of the registrant are currently located at 135 Fifth Avenue, 10thFloor, New York, NY, 10010.The registrant is receiving the use of this shared office space from AWLD without cost. Registrant currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate matters.

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

N/A

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No public market for the common stock of the registrant existed until February 29, 2008 when the registrant’s common stock was cleared for trading on the OTC Bulletin Board and the Pink Sheets. The current trading symbol for the registrant’s common stock is “MCAR”. There exists only a very limited trading market for the registrant’s common stock on the Pink Sheets tier of the OTC Markets (www.otcmarkets.com) with limited or no volume. The quotations are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Year ended May 31, 2016	Low	High
First Quarter	$0.10	$0.10
Second Quarter	0.06	0.15
Third Quarter	0.07	0.15
Fourth Quarter	0.07	0.25

Year ended May 31, 2015	Low	High
First Quarter	$0.15	$0.18
Second Quarter	0.18	0.18
Third Quarter	0.18	0.18
Fourth Quarter	0.10	0.18

Holders

As of August 29, 2016, there were 45,411,400 shares of common stock issued and outstanding held by approximately 63 shareholders of record on that date. There are no shares of preferred stock outstanding.

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

Recent Sales of Unregistered Securities

During the year ended May 31, 2016, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q.

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

During each of the years since the registrant was reactivated in 2001, the registrant has had no revenue and has had losses approximately equal to the expenditures made to reactivate and meet required filing and reporting obligations. We do not expect any revenue unless and until a business acquisition transaction is completed. Our expenses have been paid from capital contributions and past loans from affiliates or from the directors of the registrant. Total shareholder advances from our parent company, AWLD, totaled $125,987 and $74,000 for the year ended May 31, 2016 and 2015, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MERCARI COMMUNICATIONS GROUP, LTD.

-:-

MAY 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Mercari Communications Group, Ltd.

We have audited the accompanying balance sheet of Mercari Communications Group, Ltd. as of May 31, 2016 and the related statements of operations, shareholders’ deficit, and cash flows for the year ended May 31, 2016. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mercari Communications Group, Ltd. as May 31, 2016, and the results of its operations and its cash flows for the year ended May 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Mercari Communications Group, Ltd. will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficit as of May 31, 2016. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainity.

Katz Bloom & Schon CPAs, LLC

Jericho, New York

August 29, 2016

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

/s/ Liggett, Vogt & Webb, P.A.

Certified Public Accountants

New York, New York

August 29, 2016

MERCARI COMMUNICATIONS GROUP, LTD.

BALANCE SHEETS

	May 31, 2016	May 31, 2015
Current Assets
Cash	$1,765	$1,099
Total Assets	$1,765	$1,099

Current Liabilities
Accounts Payable & Accrued Liabilities	$2,373	$1,917
Shareholder Advances	125,987	74,000
Total Liabilities	128,360	75,917

Shareholders' Deficit
Common Stock, Par value $.00001; Authorized 950,000,000 shares, Issued 45,411,400 shares at May 31, 2016 and 2015	454	454
Paid-In Capital	158,722	158,722
Accumulated Shareholder Deficit	(285,771)	(233,994)
Total Shareholders' Deficit	(126,595)	(74,818)

Total Liabilities and Shareholders' Deficit	$1,765	$1,099

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

STATEMENTS OF OPERATIONS

	For the years ended May 31,
	2016	2015
Revenues:	$-	$-
Expenses:
General and administrative	51,777	27,045
	-	-
Net (Loss)	$(51,777)	$(27,045)
Basic & Diluted Loss Per Share	(0.0011)	(0.0006)
Weighted Average Shares	45,411,400	45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MAY 31, 2016 AND MAY 31, 2015

				Deficit Accumulated Since Inception of Development Stage
				Since March 1, 2004	Total
	Common Stock		Paid -In	(Since quasi	Stockholders'
	Shares	Par Value	Capital	reorganization)	Deficit
	Common Stock		Paid -In	Acummulated	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance at May 31, 2014	45,411,400	$454	$158,722	$(206,949)	$(47,773)
Net loss	-	-	-	(27,045)	(27,045)
Balance at May 31, 2015	45,411,400	454	158,722	(233,994)	(74,818)
Net loss	-	-	-	(51,777)	(51,777)
Balance at May 31, 2016	45,411,400	$454	$158,722	$(285,771)	$(126,595)

The accompanying notes are an integral part of these financial statements

MERCARI COMMUNICATIONS GROUP, LTD.

STATEMENTS OF CASH FLOWS

	For the years ended May 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(51,777)	$(27,045)
Increase (Decrease) in Accounts Payable	456	(2,207)
Decrease in Prepaid Expense	-	1,348

Net Cash Used in operating activities	(51,321)	(27,904)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	51,987	27,500
Net Cash Provided by financing activities	51,987	27,500

Net Increase ( Decrease) in Cash	666	(404)
Cash, Beginning of Period	1,099	1,503
Cash, End of Period	$1,765	$1,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $285,771 from inception to May 31, 2016, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern.”

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

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Colorado on December 30, 1987. From 1988 until early in 1990, the Company was engaged in the business of providing educational products, counseling, seminar programs, and publications such as newsletters to adults aged 30 to 50. The Company financed its business with private offerings of securities, obtaining shareholder loans, and with an underwritten initial public offering of securities registered with the Securities and Exchange Commission (“SEC”). The Company’s business failed in early 1990. The Company ceased all operating activities during the period from June 1, 1990 to November 30, 2001 and was considered dormant. During this period that the Company was dormant, it did not file required reports with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). From November 30, 2001 to March 1, 2004, the Company was in the development stage. On August 3, 2004, the stockholders of the Company approved a plan of quasi-reorganization which called for a restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The quasi-reorganization was effective March 1, 2004. Since March 1, 2004, the Company has been in the development stage and has not commenced planned principal operations.

Nature of Business

The Company has no products or services as of May 31, 2016. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for May 31, 2016 and 2015 and are thus not considered.

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

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

(continued)

NOTE 2 - INCOME TAXES

As of May 31, 2016, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $284,000 that may be offset against future taxable income through 2035. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	For the years ended
	2016	2015
Net Operating Losses	$95,000	$40,015
Change in Prior Year Estimates		39,049
Valuation Allowance	(95,000)	(79,064)
	$-	$-

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2016	2015
Provision (Benefit) at US Statutory Rate	$(15,936)	$(3,000)
Increase (Decrease) in Valuation Allowance	15,936	3,000
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

Years 2015, 2014 and 2013 remain open for tax examinations, although the company has not been notified of any such examinations.

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

From December 14, 2011 to May 31, 2016, the Company received multiple shareholder advances for a total of $125,987 and $74,000 at May 31, 2016 and 2015 respectively from AWLD, the Company’s parent. This total advance carries no interest and is intended to be converted to equity in the future.

Included in the $125,987 shareholder advances during the year is $12,000 for the value of the services, shared office and space and management oversight incurred by the majority shareholder.

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

AWLD’s Board of Directors determined that a Reorganization Transaction was no longer commercially reasonable, taking into account all relevant material factors, including without limitation, current economic, financial and market conditions.

NOTE 6 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after May 31, 2016, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through August 29, 2016, which is the date on which the financial statements were issued. The Company has concluded that there are no significant or material transactions to be reported for the period from June 1, 2016 to August 29, 2016.

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

During the fiscal years ended May 31, 2014 and May 31, 2013 and the subsequent interim periods through March 15, 2015, the Company had not had any disagreements with Robison on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Robison’ satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the fiscal years ended May 31, 2014 and May 31, 2013 and the subsequent interim periods through March 13, 2015 there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company engaged Liggett, Vogt & Webb P.A. Certified Public Accountants (“Liggett”) as its new independent accountant as of March 13, 2015. During the fiscal years ended May 31, 2014 and May 31, 2013 and the subsequent interim periods through March 13, 2015, neither the Company nor anyone on its behalf had consulted with Liggett regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Liggett concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K. The Board approved this engagement of Liggett as the Company’s new independent auditors. The Company filed a Current Report on Form 8-K on March 17, 2015 announcing this change.

On or about September 29, 2015, the Company dismissed Liggett as its independent registered principal accounting firm. The reports of Liggett on the Company’s financial statements for the last fiscal year did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. Such reports of Liggett were prepared assuming that the Company had the ability to continue as a going concern. The decision to change auditors was approved by entire Board.

During the fiscal year ended May 31, 2015 and the subsequent interim periods through the date of this filing, the Company has not had any disagreements with Liggett on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Liggett’ satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the fiscal year ended May 31, 2015 and the subsequent interim periods through the date of this filing, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company engaged Katz, Bloom & Schon CPAs LLC (“Katz”) as its new independent accountant as of September 29, 2015. During the fiscal year ended May 31, 2015 and the subsequent interim periods through the date of this filing, neither the Company nor anyone on its behalf has consulted with Katz regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Katz concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

The Board has approved this engagement of Katz as the Company’s new independent auditors. The Company filed a Current Report on Form 8-K with the SEC on October 5, 2015 announcing this change.

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended May 31, 2016. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of May 31, 2016, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2016 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all directors and executive officers of the registrant as of the end of the last fiscal year and on the date of this report:

Name	Age	Position	Date First Elected/Appointed

Scott Mathis	54	Director, Chief Executive Officer and President	November 9, 2009

Maria Echevarria	36	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	April 13, 2015

Julian Beale	81	Director	November 9, 2009

Peter Lawrence	82	Director	November 9, 2009

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of our transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by, or a written representation from, certain reporting persons, we believe that all eligible persons were in compliance with the requirements of Section 16(a) during the fiscal year ended May 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The summary compensation table has been omitted as no compensation was paid to or earned by our executive officers for any purpose during the last three completed fiscal years.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers held any options or other equity awards in the last fiscal year ended May 31, 2016.

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

Director Compensation

None of our directors received any compensation for service as a director of the Company during our fiscal year ended May 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 29, 2016 on the beneficial ownership of our common stock by (i) each person who is a beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Applicable percentage ownership in the following table is based on 45,411,400 shares of common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

The office space, telephone and office supplies consumed by the registrant during the fiscal year ending May 31, 2016, were provided by AWLD for an annual cost of $12,000 for the year ended May 31, 2016. See Item 12 regarding the beneficial ownership of the Company by AWLD, the Company’s parent.

As of the date of this report, we do not have in place any policies with respect to whether we will enter into agreements with related persons in the future.

Director Independence

Our Board of Directors has determined that none of our current directors are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal year ended May 31, 2016 Katz Bloom & Schon CPAs LLC has been retained. The Independent Auditors’ Report on the financial statements of the registrant for each of the last three fiscal years each raised substantial doubt about the registrant’s ability to be a going concern and each report indicated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. The registrant has had no disagreements with its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

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

	For the years ended
	2016	2015
Audit Fees	$10,000	$11,000
Audit - Related Fees	-	-
Tax Fees	500	1,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this report:

Exhibit Number	Description

3.1	Articles of Incorporation.(1)

3.1A	Articles of Amendment to Articles of Incorporation (2)

3.2	Bylaws of the Registrant.(2)

3.3	Plan of Recapitalization adopted August 4, 2004.(1)

16.1	Letter from former auditor, dated September 30, 2015.(3)

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS XBRL Instance Document

101.SCH XBRL Schema Document

101.CAL XBRL Calculation Linkbase Document

101.DEF XBRL Definition Linkbase Document

101.LAB XBRL Label Linkbase Document

101.PRE XBRL Presentation Linkbase Document

*

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2015.

* Filed herewith.

** Filed, not furnished herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD.

Dated: August 29, 2016	By:	/s/ Scott L. Mathis
Scott L. Mathis, President, Chief Executive Officer
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 29th day of August 2016.

Signatures	Title

/s/ Scott L. Mathis	President, Chief Executive Officer and Director
Scott L. Mathis	(Principal Executive Officer)

/s/ Maria I. Echevarria	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Maria I. Echevarria	(Principal Financial Officer)

/s/ Peter Lawrence	Director
Peter Lawrence

