Form 10-K/A
period 2016-05-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2016-09-14
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-K/A

Amendment No. 1

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

Documents incorporated by reference: None

Explanatory Note

This Amendment No. 1 to Form 10-K (the “Amended Filing”) amends the Annual Report on Form 10-K for the fiscal year ended May 31, 2016 originally filed on August 29, 2016 (the “Original Filing”) by Mercari Communications Group, Ltd. (the “Company”). On September 1, 2016, the Company’s former independent registered public accounting firm, Liggett, & Webb P.A. (“Liggett”) advised the Company that it had not consented to the Company’s filing of its Report of Independent Registered Public Accounting Firm with respect to the financial statements dated May 31, 2015 and for the period then ended (the “2015 Auditors’ Report”). Therefore, the Company deemed the Original Filing to be non-compliant pursuant to SEC Rules and Regulations. As a result, the financial statements and the Auditors’ Report included therein should not be relied upon.

On September 9, 2016, Liggett authorized the issuance of their 2015 Auditors’ Report. The Company’s current independent registered public accountants (Katz Bloom & Schon CPAs, LLC) authorized their report with respect to the Company’s financial statements dated May 31, 2016 and for the period then ended on September 13, 2016. The Company has paid the reissuance fee to Liggett in the amount of $5,000 to compensate Liggett for the work it performed in completing the 2015 Auditors’ Report.

The differences between the Original Filing and the Amended Filing are the following: 1) change from “Liggett, Vogt & Webb P.A.” to “Liggett & Webb P.A.” in Item 9 and in the 2015 Auditors’ Report; 2) change of date from August 29, 2016 to August 27, 2015 in the 2015 Auditors’ Report; 3) change of date from August 29, 2016 to September 13, 2016 in Katz Bloom & Schon CPAs, LLC’s audit report; 4) change of date from August 29, 2016 to September 13, 2016 on the signature page to Amended Filing; and 5) the addition of the letter from Liggett dated September 1, 2016 in the list of exhibits in Item 15.

Other than stated herein, there are no differences between the Original Filing and the Amended Filing.

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

The accompanying financial statements have been prepared assuming that Mercari Communications Group, Ltd. will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficit as of May 31, 2016. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Katz Bloom & Schon CPAs, LLC

Jericho, New York

September 13, 2016

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

Certified Public Accountants

New York, New York

August 27, 2015

MERCARI COMMUNICATIONS GROUP, LTD.

BALANCE SHEETS

	May 31, 2016	May 31, 2015
Current Assets
Cash	$1,765	$1,099
Total Assets	$1,765	$1,099

Current Liabilities
Accounts Payable & Accrued Liabilities	$2,373	$1,917
Shareholder Advances	125,987	74,000
Total Liabilities	128,360	75,917

Shareholders’ Deficit
Common Stock, Par value $.00001; Authorized 950,000,000 shares, Issued 45,411,400 shares at May 31, 2016 and 2015	454	454
Paid-In Capital	158,722	158,722
Accumulated Shareholder Deficit	(285,771)	(233,994)
Total Shareholders’ Deficit	(126,595)	(74,818)

Total Liabilities and Shareholders’ Deficit	$1,765	$1,099

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

MERCARI COMMUNICATIONS GROUP, LTD.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MAY 31, 2016 AND MAY 31, 2015

				Deficit Accumulated Since Inception of Development Stage
				Since March 1, 2004	Total
	Common Stock		Paid -In	(Since quasi	Stockholders’
	Shares	Par Value	Capital	reorganization)	Deficit
	Common Stock		Paid -In	Acummulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance at May 31, 2014	45,411,400	$454	$158,722	$(206,949)	$(47,773)
Net loss	-	-	-	(27,045)	(27,045)
Balance at May 31, 2015	45,411,400	454	158,722	(233,994)	(74,818)
Net loss	-	-	-	(51,777)	(51,777)
Balance at May 31, 2016	45,411,400	$454	$158,722	$(285,771)	$(126,595)

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

The Company engaged Liggett & Webb P.A. Certified Public Accountants (“Liggett”) as its new independent accountant as of March 13, 2015. During the fiscal years ended May 31, 2014 and May 31, 2013 and the subsequent interim periods through March 13, 2015, neither the Company nor anyone on its behalf had consulted with Liggett regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Liggett concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K. The Board approved this engagement of Liggett as the Company’s new independent auditors. The Company filed a Current Report on Form 8-K on March 17, 2015 announcing this change.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this report:

Exhibit Number	Description

3.1	Articles of Incorporation.(1)

3.1A	Articles of Amendment to Articles of Incorporation (2)

3.2	Bylaws of the Registrant.(2)

3.3	Plan of Recapitalization adopted August 4, 2004.(1)

7.1	Letter from former auditor, dated September 1, 2016.(4)

16.1	Letter from former auditor, dated September 30, 2015.(3)

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS XBRL Instance Document

101.SCH XBRL Schema Document

101.CAL XBRL Calculation Linkbase Document

101.DEF XBRL Definition Linkbase Document

101.LAB XBRL Label Linkbase Document

101.PRE XBRL Presentation Linkbase Document

*

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2015.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2016.

* Filed herewith.

** Filed, not furnished herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD.

Dated: September 14, 2016	By:	/s/ Scott L. Mathis
Scott L. Mathis, President, Chief Executive Officer
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 14th day of September 2016.

Signatures	Title

/s/ Scott L. Mathis	President, Chief Executive Officer and Director
Scott L. Mathis	(Principal Executive Officer)

/s/ Maria I. Echevarria	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Maria I. Echevarria	(Principal Financial Officer)

/s/ Peter Lawrence	Director
Peter Lawrence

