Form 10-Q
period 2016-08-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2016-10-17
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17284

MERCARI COMMUNICATIONS GROUP, LTD.

(Exact name of registrant as specified in its charter)

Colorado	84-1085935
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of October 17, 2016, there were 45,411,400 shares of the registrant’s common stock issued and outstanding.

MERCARI COMMUNICATIONS GROUP, LTD.

FORM 10-Q

August 31, 2016

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED BALANCE SHEETS

	(unaudited)
	August 31, 2016	May 31, 2016
Current Assets
Cash	$2,661	$1,765
Total Assets	$2,661	$1,765

Current Liabilities
Accounts Payable & Accrued Liabilities	$6,689	$2,373
Shareholder Advances	131,487	125,987
Total Liabilities	138,176	128,360

Shareholders’ Equity
Common Stock, Par value $.00001;Authorized 950,000,000 shares, Issued 45,411,400 shares at August 31, 2016 and May 31, 2016	454	454
Paid-In Capital	158,722	158,722
Acccumulated Shareholders’ Deficit	(294,691)	(285,771)
Total Shareholders’ Deficit	(135,515)	(126,595)

Total Liabilities and Shareholders’ Deficit	$2,661	$1,765

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED STATEMENTS OF OPERATIONS

	(unaudited) For the three months ended
	August 31,
	2016	2015

Revenues:	$-	$-
Expenses:
General and administrative	(8,920)	(13,048)
	-	-
Net (Loss)	$(8,920)	$(13,048)
Basic & Diluted Loss Per Share	(0.0002)	(0.0003)
Weighted Average Shares	45,411,400	45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

	(unaudited) For the three months ended
	August 31, 2016	August 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,920)	$(13,048)
Increase (Decrease) in Accounts Payable	4,316	(1,917)
Increase in Prepaid Expense	-	(199)
Net Cash Used in operating activities	(4,604)	(15,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	5,500	15,800
Net Cash Provided by financing activities	5,500	15,800

Net (Decrease) Increase in Cash	896	636
Cash at Beginning of Period	1,765	1,099
Cash at End of Period	$2,661	$1,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-

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

Interim Reporting

The unaudited financial statements as of August 31, 2016 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $294,691 from inception to August 31, 2016, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Nature of Business

The Company has no products or services as of August 31, 2016. The Company is seeking merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for August 31, 2016 and 2015 and are thus not considered.

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

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - COMMITMENTS

As of August 31, 2016 the office space, telephone and office supplies consumed by the Company are provided by Algodon Wines & Luxury Development Group, Inc. or “AWLD”, the majority shareholder of the Company at an annual cost of $12,000.

NOTE 3 - RELATED PARTY TRANSACTIONS

There are no current related party transactions other than discussed in the Company’s annual report on Form 10-K for the year ended May 31, 2016 and other previous filings as filed with the SEC.

For the three months ended August 31, 2016, the Company received additional shareholder advances totaling $5,500 from AWLD, the Company’s parent, bringing the total advance balance to $131,487. This total advance carries no interest and is intended to be converted to equity in the future.

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – STOCK PURCHASE AGREEMENT

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

NOTE 5 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after August 31, 2016, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through October 17, 2016, which is the date on which the financial statements were issued.

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-K for the year ended May 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter (the quarter ended August 31, 2016) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended August 31, 2016, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

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

MERCARI COMMUNICATIONS GROUP, LTD.

DATE: October 17, 2016	By:	/s/ Scott L. Mathis
Scott L. Mathis, Chief Executive Officer

DATE: October 17, 2016	By:	/s/ Maria I. Echevarria
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