Form 10-Q
period 2016-11-30
MERCARI COMMUNICATIONS GROUP LTD
filed 2017-01-13
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17284

MERCARI COMMUNICATIONS GROUP, LTD.

(Exact name of registrant as specified in its charter)

Colorado	84-1085935
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of January 13, 2017, there were 45,411,400 shares of the registrant’s common stock issued and outstanding.

MERCARI COMMUNICATIONS GROUP, LTD.

FORM 10-Q

November 30, 2016

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED BALANCE SHEETS

	(unaudited)
	Nov 30, 2016	May 31, 2016

Current Assets
Cash	$628	$1,765
Total Assets	$628	$1,765

Current Liabilities
Accounts Payable & Accrued Liabilities	$5	$2,373
Shareholder Advances	148,087	125,987
Total Liabilities	148,092	128,360

Shareholders' Equity
Common Stock, Par value $.00001; Authorized 950,000,000 shares, Issued 45,411,400 shares at November 30, 2016 and May 31, 2016	454	454
Paid-In Capital	158,722	158,722
Acccumulated Shareholders' Deficit	(306,640)	(285,771)
Total Shareholders' Deficit	(147,464)	(126,595)

Total Liabilities and Shareholders' Deficit	$628	$1,765

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED STATEMENTS OF OPERATIONS

	(unaudited)		(unaudited)
	For the three months ended		For the six months ended
	November 30,		November 30,
	2016	2015	2016	2015

Revenues:	$-	$-	$-	$-
Expenses:
General and administrative	11,949	18,019	20,869	31,067
	-	-	-	-
Net (Loss)	$(11,949)	$(18,019)	$(20,869)	$(31,067)
Basic & Diluted Loss Per Share	(0.0003)	(0.0004)	(0.0005)	(0.0007)
Weighted Average Shares	45,411,400	45,411,400	45,411,400	45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

	(unaudited) For the six months ended November 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(20,869)	$(31,067)
Increase (Decrease) in Accounts Payable	(2,368)	(1,217)
Increase in Prepaid Expense	-	(199)
Net Cash Used in operating activities	(23,237)	(32,483)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advance	22,100	31,987
Net Cash Provided by financing activities	22,100	31,987

Net (Decrease) Increase in Cash	(1,137)	(496)
Cash at Beginning of Period	1,765	1,099
Cash at End of Period	$628	$603

SUPPLEMENTAL DISCLOSUREOF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and income taxes	$-	$-

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

Interim Reporting

The unaudited financial statements as of November 30, 2016 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $306,640 from inception to November 30, 2016, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Nature of Business

The Company has no products or services as of November 30, 2016. As reported on Form 8-K Current Report as filed with the SEC on December 30, 2016, AWLD entered inito a Stock Purchase Agreement on December 20, 2016 with China Concentric Capital Group, Inc. (“Purchaser”) by which AWLD will sell all 43,822,001 shares of the Company’s common stock that AWLD owns, in addition to any additional shares AWLD may currently own, to the Purchaser for $260,000. Algodon will assign to the Purchaser at the closing contemplated by the Stock Purchase Agreement all its right, title and interest to amounts payable to AWLD for non-interest bearing advances to the Company, which advances, as of August 31, 2016 were in the aggregate amount of $131,487 and as of November 30, 2016 were in the aggregate amount of $148,087, and such any additional advances that may be made to the Company up until the closing date as set forth in the Stock Purchase Agreement.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for November 30, 2016 and 2015 and are thus not considered.

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

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - COMMITMENTS

As of November 30, 2016 the office space, telephone and office supplies consumed by the Company are provided by Algodon Wines & Luxury Development Group, Inc. or “AWLD”, the majority shareholder of the Company at an annual cost of $12,000.

NOTE 3 - RELATED PARTY TRANSACTIONS

There are no current related party transactions other than discussed in the Company’s annual report on Form 10-K for the year ended May 31, 2016 and other previous filings as filed with the SEC.

For the six months ended November 30, 2016, the Company received additional shareholder advances totaling $22,100 from AWLD, the Company’s parent, bringing the total advance balance to $148,087. This total advance carries no interest and is intended to be converted to equity in the future.

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

NOTE 5 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after November 30, 2016, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through January 12,2017, which is the date on which the financial statements were issued.

On December 20, 2016, AWLD, and China Concentric Capital Group, Inc. (“Purchaser”) entered into a Stock Purchase Agreement, as amended, by which AWLD will sell all 43,822,001 shares of the Company’s common stock that Algodon owns, in addition to any additional shares AWLD may currently own, to the Purchaser for $260,000 (the “Purchase Price”). AWLD will assign to the Purchaser at the closing contemplated by the Stock Purchase Agreement all its right, title and interest to amounts payable to AWLD for non-interest bearing advances to the Company, which advances, as of August 31, 2016 were in the aggregate amount of $131,487 and as of November 30, 2016 were in the aggregate amount of $148,087, and such any additional advances that may be made to the Company up until the closing date as set forth in the Stock Purchase Agreement.

As a result of the completion of the agreement, the Purchaser will assume control of the Company and will replace the Company’s board of directors. The Company filed a Schedule 14F-1 on December 23, 2016 to report the potential change in directors of the Company which will occur without a shareholder meeting or consent, but rather will occur as a result of the transaction. If the change of control occurs and the new directors and officers take office, the Company will report it on a Form 8-K as required by Items 5.01 and 5.02 thereof.

The Stock Purchase Agreement may be terminated by AWLD if the balance of the Purchase Price is not paid in full on or before January 4, 2017 unless otherwise extended by agreement of all the parties, or if the Purchaser fails to comply with the material terms of the Stock Purchase Agreement. The Purchaser may terminate the Stock Purchase Agreement if AWLD fails to deliver the due diligence documents requested prior to December 29, 2016 unless otherwise extended by agreement of all the parties, or if AWLD fails to deliver the documents transferring the Shares to the Escrow Agent.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter (the quarter ended November 30, 2016) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended November 30, 2016, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A.

Item 5. Other Information

On December 30, 2016, the Company filed its Current Report on Form 8-K announcing the entrance into a Stock Purchase Agreement, as amended, dated, December 20, 2016, by AWLD and China Concentric Capital Group, Inc. (“Purchaser”), by which AWLD will sell all 43,822,001 shares of the Company’s common stock that Algodon owns, in addition to any additional shares AWLD may currently own (the “Shares”), to the Purchaser for $260,000 (the “Purchase Price”). AWLD will assign to the Purchaser at the closing contemplated by the Stock Purchase Agreement all its right, title and interest to amounts payable to AWLD for non-interest bearing advances to the Company, which advances, as of August 31, 2016 were in the aggregate amount of $131,487 and as of November 30, 2016 were in the aggregate amount of $148,087, and such any additional advances that may be made to the Company up until the closing date as set forth in the Stock Purchase Agreement.

As a result of the completion of the agreement, the Purchaser will assume control of the Company and will replace the Company’s board of directors. The Company filed a Schedule 14F-1 on December 23, 2016 to report the potential change in directors of the Company which will occur without a shareholder meeting or consent, but rather will occur as a result of the transaction. If the change of control occurs and the new directors and officers take office, the Company will report it on a Form 8-K as required by Items 5.01 and 5.02 thereof.

The Stock Purchase Agreement may be terminated by AWLD if the balance of the Purchase Price is not paid in full on or before January 4, 2017 unless otherwise extended by agreement of all the parties, or if the Purchaser fails to comply with the material terms of the Stock Purchase Agreement. The Purchaser may terminate the Stock Purchase Agreement if AWLD fails to deliver the due diligence documents requested prior to December 29, 2016 unless otherwise extended by agreement of all the parties, or if AWLD fails to deliver the documents transferring the Shares to the Escrow Agent.

Pursuant to agreements between the Company, AWLD, and business consultants entered into on or about December 16, 2016, AWLD will pay a total of $60,000 in business consulting fees for the purchase of the Shares. The Escrow Agent will pay the fees directly to the business consultants. AWLD estimates that the costs of the transaction will be an additional $10,000 to $20,000.

Item 6. Exhibits

Please see the exhibit index following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCARI COMMUNICATIONS GROUP, LTD.

DATE: January 13, 2017	By:	/s/ Scott L. Mathis
Scott L. Mathis, Chief Executive Officer

DATE: January 13, 2017	By:	/s/ Maria I. Echevarria
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