Form 10-Q
period 2017-02-28
MERCARI COMMUNICATIONS GROUP LTD
filed 2017-04-19
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17284

MERCARI COMMUNICATIONS GROUP, LTD.

(Exact name of registrant as specified in its charter)

Colorado	84-1085935
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1120 Avenue of the Americas, 4th floor, New York, NY 10036

(Address of principal executive offices)

714-858-1147

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

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of April 16, 2017, there were 45,411,400 shares of the registrant’s common stock issued and outstanding.

MERCARI COMMUNICATIONS GROUP, LTD.

FORM 10-Q

February 28, 2017

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED BALANCE SHEETS

	February 28, 2017	May 31, 2016
	(unaudited)
Assets
Current Assets
Cash	$-	$1,765
Total Assets	-	1,765

Liabilities and Stockholders’ Deficiency
Current Liabilities
Accounts payable & accrued liabilities	$9,687	2,373
Other current liabilties	1,800	-
Due to shareholders	164,877	125,987
Total Liabilities	176,364	128,360

Shareholders’ Deficiency
Common Stock, par value $.00001; authorized 950,000,000 shares, issued 45,411,400 shares at February 28, 2017 and May 31, 2016	454	454
Paid-in capital	158,722	158,722
Acccumulated shareholders’ deficiency	(335,540)	(285,771)
Total shareholders’ deficiency	(176,364)	(126,595)

Total Liabilities and Shareholders’ Deficiency	$-	$1,765

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Revenues	$-	$-	$-	$-
Expenses:
General and administrative	28,900	9,420	49,769	40,487

Net (Loss)	$(28,900)	$(9,420)	$(49,769)	$(40,487)

Basic & diluted loss per share	$(0.0006)	$(0.0002)	$(0.0011)	$(0.0009)

Weighted average shares	45,411,400	45,411,400	45,411,400	45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	February 28, 2017	February 29, 2016

Cash flows from operating activities
Net loss	$(49,769)	$(40,487)
Changes in operating assets and liabilities:
Accounts payable	21,104	2,809
Other current liabilities	1,800	-
Total adjustments	22,904	2,809
Net cash used in operating activities	(26,865)	(37,678)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from shareholder advance	25,100	39,987
Net cash provided by financing activities	25,100	39,987

Net (decrease) increase in cash	(1,765)	2,309
Cash at beginning of period	1,765	1,099
Cash at end of period	$-	3,408

Supplemental disclosure of cash flow information
Cash paid during the year for
Interest	$-	$-
Income taxes	$-	$-
Non- cash Investing and Financing Activities
Accounts payable paid by shareholder	$13,790	$-

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

Interim Reporting

The unaudited financial statements as of February 28, 2017 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of approximately $[335,540] from inception to February 28, 2017, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

Nature of Business

The Company has no products or services as of February 28, 2017.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for February 28, 2017 and February 29, 2016 and they are thus not considered.

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

NOTE 2 - COMMITMENTS

Until January 20, 2017, when Algodon Wines & Luxury Development Group, Inc. (“Algodon”), the majority shareholder of the Company sold all of its shares in the Company to China Concentric Capital Group Ltd (“China Concentric”), the office space, telephone and office supplies consumed by the Company were provided by Algodon at an annual cost of $12,000. To date, the Company has yet to enter into an agreement to replace the agreement it formerly had with Algodon.

NOTE 3 - RELATED PARTY TRANSACTIONS

For the nine months ended February 28, 2017, the Company received additional shareholder advances totaling $40,690 of which $38,890 was from Algodon, the Company’s parent until the sale of its shares to China Concentric on January 20, 2017, which advances, as of that date were in the aggregate amount of $164,877. This total advance, which was assigned to China Concentric, carried no interest and is intended to be converted to equity in the future. Since completion of the acquisition by China Concentric, there has been $1,800 advanced to the Company by Mr. Zhu, a shareholder of the Company.

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 4– CHANGE IN CONTROL

On January 20, 2017, Algodon Wines & Luxury Development Group, Inc. (“Algodon”), the owner of at least 43,822,001 shares (the “Algodon Shares”), representing approximately 96.5%, of the outstanding common stock of Mercari Communications Group, Ltd. (the “Company”), sold the Algodon Shares to China Concentric Capital Group Ltd., a British Virgin Islands company (“China Concentric”), for a total purchase price of $260,000 pursuant to a Stock Purchase Agreement dated December 20, 2016, as amended. Algodon also assigned to China Concentric all its right, title and interest to amounts payable to Algodon for non-interest bearing advances to the Company, which advances, as of January 20, 2017 were in the aggregate amount of $150,087.

On February 2, 2017, China Concentric sold to Mr. Quanzhong Lin, an entrepreneur resident in the People’s Republic of China, 29,521,410 of the shares it purchased from Algodon, representing approximately 65% of the outstanding shares of the Company’s common stock, for a purchase price of $300,000, pursuant to a Stock Purchase Agreement dated December 21, 2016.

Mr. Lin has indicated that he is purchasing a controlling interest in the Company with the intention of acquiring an operating business in a reverse acquisition transaction through a share exchange. There can be no assurance that an acquisition of any particular business will be consummated.

NOTE 6– SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after February 28, 2017, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through April 19, 2017, which is the date on which the financial statements were issued.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were not effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. The principal deficiency in our controls and procedures derives from the lack of familiarity of current management with U. S. Securities Laws and Regulations and applicable accounting standards.

Changes in Internal Control over Financial Reporting

As noted, during the quarter ended February 28, 2017, there was a change in control of our Company as a result of the sale of more than 95% of our shares currently outstanding. Given the lack of familiarity of current management with U. S. Securities Laws and Regulations and applicable accounting standards, such change in control has likely materially affected the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended February 28, 2017, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

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

MERCARI COMMUNICATIONS GROUP, LTD.

Date: April 19,2017	By:	/s/ Ethan Chuang
Ethan Chuang, Vice President and Chief Financial Officer

