Form 10-K
period 2017-05-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2017-09-06
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2017

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-17284

Mercari Communications Group, Ltd.

(Exact name of registrant in its charter)

Colorado	84-1085935
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

1120 Avenue of the Americas., 4th Floor, New York, NY	10036
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (714) 858-1147

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of voting and nonvoting common equity held by non-affiliates computed with reference to the last price at which the common equity was sold, or the average bid and asked price of such common equity: As of August 1, 2017 cannot be accurately calculated because there is a very limited trading market with little to no volume.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of August 1, 2017, there were 45,411,400 shares of the registrant’s common stock outstanding.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company’s results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

●	general economic and industry conditions;

●	limited resources and need for additional financing;

●	competition for suitable private companies with which to merge;

●	no definitive agreements or business opportunities identified;

●	substantial dilution to current stockholders if a merger occurs; and

●	our stock is thinly traded with limited liquidity.

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

Business

We are a “shell company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have no or nominal assets (other than cash) and no or nominal operations.

We intend to seek, investigate and, if such investigation warrants, engage in a business combination which may take the form of a “reverse merger” with a private entity whose business presents an opportunity for our stockholders. Our objectives discussed below are extremely general and are not intended to restrict our discretion. This discussion of the proposed business is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We have not yet entered into any definitive agreement, nor do we have any binding commitment or understanding to enter into or become engaged in a transaction.

We are not restricting our search for business combination candidates to any particular industry and will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous businesses seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the marketplace; (iii) ease of borrowing from financial institutions; (iv) improved stock trading efficiency; (v) shareholder liquidity; (vi) greater ease in subsequent capital raising; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market. We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies interested in a business combination with our company may include the following: (i) a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses; (ii) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (iii) a company which desires to become public with less dilution of its common stock than would occur upon an underwriting; (iv) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (v) a foreign company which may wish an initial entry into the United States securities market; or (vi) a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

We anticipate seeking out a target business through solicitation. Such solicitation may include personal contacts, newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Such persons will have no relationship to our management.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst and it is not anticipated that outside consultants or advisors will be utilized to assist us in the analysis of qualified target companies.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity’s management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider, among others, the following kinds of factors: (i) potential for growth, indicated by new technology, anticipated market expansion or new products; (ii) competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole; (iii) strength and diversity of management, either in place or scheduled for recruitment; (iv) capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; (v) the cost of participation by our company as compared to the perceived tangible and intangible values and potentials; (vi) the extent to which the business opportunity can be advanced; and (vii) the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and stockholders of our company will no longer be in control of the company. In addition, our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a “tax-free” reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company which the target company stockholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants.

On the date we consummate a merger or acquisition with a target business we must file a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) including information required by a registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) containing information concerning the acquired business, including audited financial statements of the target business. If such audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Competition

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

Employees

We presently have no employees. Quanzhong Lin, our Chief Executive Officer and President, is engaged in outside business activities and anticipates that he will devote to our business a limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Our Principal Office

Our principal office is located at 1120 Avenue of the Americas, 4th floor, New York,, NY 10036.

Company History

We were incorporated under the laws of the State of Colorado on December 30, 1987. From 1987 until early in 1990, we were engaged in the business of providing educational products, counseling, seminar programs, and publications such as newsletters to adults aged 30 to 50. Our business failed in early 1990. We ceased all operating activities during the period from June 1, 1990 to August 31, 2001 and were considered dormant.

During 2001, we were reactivated and sought to merge with another company which had assets and an active business. From November 30, 2001 to March 1, 2004, we were in the development stage. During each of the years since we were reactivated, we have had no revenue and have had losses approximately equal to the expenditures required to reactivate and comply with filing and reporting obligations. We do not expect any revenue unless and until a business acquisition transaction is completed. Expenditures have been paid by us from capital contributions and loans made to us by our principal stockholders and entities controlled by our directors.

On November 9, 2009, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Algodon Wines & Luxury Development Group, Inc. or “Algodon” (formerly Diversified Private Equity Corporation or “DPEC”), a then privately-held Delaware corporation, and Kanouff, LLC (“KLLC”) and Underwood Family Partners, Ltd. (the “Partnership”), of which KLLC and the Partnership were our majority stockholders (the “Stock Purchase”). In connection with the Stock Purchase, Algodon purchased and we sold, an aggregate of 43,822,001 shares of common stock for a purchase price of $43,822, or $0.001 per share. In addition, Algodon purchased 200 shares of common stock from KLLC and 200 shares of common stock from the Partnership for a purchase price of $180,000 payable to each selling shareholder, of which $105,000 was paid at closing and $75,000 had previously been paid in connection with a letter of intent and related amendments. Immediately following the closing of the Stock Purchase Agreement, there were 45,411,400 shares of common stock issued and outstanding. Immediately following the closing of the Stock Purchase Agreement, Algodon owned an aggregate of 43,822,401 shares of our common stock out of the total of 45,411,400 shares of common stock issued and outstanding at the closing, or approximately 96.5% of the Company’s issued and outstanding shares.

On January 20, 2017, Algodon sold all 43,822,401 shares of our common stock owned by it, representing approximately 96.5% of our outstanding shares of common stock as part of the transactions described below, which resulted in a change in control of our company.

Recent Developments

Change in Control

On February 2, 2017, Quanzhong Lin, an entrepreneur resident in the People’s Republic of China, purchased 29,521,410 shares of our common stock, representing approximately 65% of the outstanding shares of the Company’s common stock, for a purchase price of $300,000, from China Concentric Capital Group Ltd., a British Virgin Islands company (“China Concentric”), pursuant to a Stock Purchase Agreement dated December 21, 2016. China Concentric had purchased 43,822,001 share of our common stock, representing approximately 96.5%, of our outstanding shares of common stock, from Algodon on January 20, 2017, for a total purchase price of $260,000 pursuant to a Stock Purchase Agreement dated December 20, 2016, as amended. Algodon also assigned to China Concentric all its right, title and interest to amounts payable to Algodon for non-interest bearing advances to our company, which advances, as of January 20, 2017 were in the aggregate amount of $150,087, and any additional advances made to our company up until the closing date as set forth in the Stock Purchase Agreement.

On February 2, 2017, in conjunction with the closing of the sale to Mr. Lin, our then Board of Directors elected Mr. Lin as a director, Chairman of the Board, President and Chief Executive Officer of our company, effective upon the closing, and Ethan Chuang, who had served as President of our company since January 20, 2017, as our Vice President. Mr. Chuang, who was elected to our Board on January 20, 2017, continues to serve as a director of our company. Mr. Chuang was elected Secretary of our corporation on July 18, 2017.

Reincorporation Merger

On July 21, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we would be merged with and into our newly-formed wholly-owned subsidiary, AiXin Life International, Inc., a Nevada corporation (“AiXin” or “AiXin Life”), as a result of which our state of incorporation will be changed from Colorado to Nevada (the “Reincorporation Merger”). The Merger Agreement and the Reincorporation Merger was approved by unanimous written consent in lieu of a meeting of our Board of Directors and by written consent of stockholders in lieu of a meeting of stockholders owning in the aggregate 96.50% of our outstanding voting shares. The Merger is subject to approval by the Financial Regulatory Authority.

Reason for the Reincorporation Merger

Our Board of Directors believes that a change in our state of incorporation from Colorado to Nevada will meet our business needs and that the Colorado Business Corporations Act (“CBCA”) does not offer corporate law advantages comparable to those provided by the laws of the State of Nevada. Reincorporation from Colorado to Nevada also may make it easier to attract future candidates willing to serve on our board of directors.

The Reincorporation Merger is not being effected to prevent a change in control, nor is it in response to any present attempt known to our Board of Directors to acquire control of the Company or obtain representation on our Board. Nevertheless, certain effects of the proposed reincorporation may be considered to have anti-takeover implications simply by virtue of being subject to Nevada law. For example, in responding to an unsolicited bidder, the Nevada Revised Statutes authorizes directors to consider not only the interests of stockholders, but also the interests of employees, suppliers, creditors, customers, the economy of the state and nation, the interests of the community and society in general, and the long-term as well as short-term interests of the corporation and its stockholders, including the possibility that these interests may be best served by the continued independence of the corporation. For a discussion of these and other differences between the laws of Colorado and Nevada, see the Information Statement filed with the SEC and available on its website at sec.gov and distributed to our stockholders on July 24, 2017 )the “Information Statement”) under the caption “Reincorporation Merger – Reason for the Reincorporation Merger —Significant Differences between Colorado and Nevada Law.”

Consequences of the Reincorporation Merger

The Reincorporation Merger will effect a change in our legal domicile from Colorado to Nevada, a change in our name to AiXin Life International, Inc. and other changes of a legal nature, the most significant of which are described under the caption in the Information Statement “Reincorporation Merger – Reason for the Reincorporation Merger —Significant Differences between Colorado and Nevada Law.” However, the Reincorporation Merger will not result in any change in headquarters, business, management, location of our offices, assets, liabilities or net worth, other than as a result of the costs incident to the Reincorporation Merger. Our management, including all directors and officers, will remain the same in connection with the Reincorporation Merger and will assume identical positions with AiXin Life. There will be no employment agreements for executive officers or other direct or indirect interest of the current directors or executive officers of our company in the Reincorporation Merger as a result of the reincorporation. Upon the effective time of the Reincorporation Merger, your shares of Mercari common stock will be converted into an equal number of shares of common stock of AiXin Life.

The authorized capital stock of Mercari consists of 20,000,000 shares of preferred stock, par value $0.001 per share, and 950,000,000 shares of common stock, par value $0.00001 per share. The authorized capital stock of AiXin Life will consist of 1,000,000 shares of preferred stock, par value $0.001 per share, and 500,000,000 shares of common stock, par value $0.001 per share. Holders of AiXin Life common stock will be entitled to equal voting rights, consisting of one vote per share on all matters submitted to a stockholder vote. Holders of AiXin Life common stock will not have cumulative voting rights. Therefore, holders of a majority of the shares of AiXin Life common stock voting for the election of directors will be able to elect all of the directors. The presence, in person or by proxy, of the holders of a majority of the outstanding shares of AiXin Life stock entitled to vote will be required to constitute a quorum at any meeting of AiXin Life stockholders. A vote by the holders of a majority of AiXin Life’s outstanding shares will be required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our articles of incorporation. In the event of liquidation, dissolution or winding up of our company, either voluntarily or involuntarily, each outstanding share of AiXin Life common stock will be entitled to share equally in the assets of AiXin Life.

Holders of AiXin Life common stock will not have pre-emptive rights or conversion rights and there will be no redemption provisions applicable to AiXin Life common stock. Holders of AiXin Life common stock will be entitled to receive dividends when and as declared by AiXin Life’s board, out of funds legally available therefor.

The articles of incorporation of AiXin Life, like the articles of incorporation of Mercari, gives the Board of Directors the power to issue shares of preferred stock in one or more series without stockholder approval. The board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The purpose of authorizing the board of directors to issue preferred stock and determine its rights and preferences is to eliminate delays associated with a stockholder vote on specific issuances. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or could discourage a third party from acquiring, a majority of a corporation’s outstanding voting stock. AiXin Life has no present plans to issue any shares of preferred stock.

Operating as a Nevada corporation will not interfere with, or differ substantially from, our present corporate activities. As a Nevada corporation, we will be governed by Nevada corporate law, while the Company is presently governed by Colorado law. Nevada law may constitute a comprehensive, flexible legal structure under which to operate. However, because of differences in the laws of these states, the rights of our shareholders will change in several material respects as a result of the reincorporation, the most significant of which are described in our Information Statement under the caption “Reincorporation Merger – Reason for the Reincorporation Merger —Significant Differences between Colorado and Nevada Law.”

ITEM 1A.	RISK FACTORS

The purchase of our common stock involves a very high degree of risk.

In evaluating us and our business, you should carefully consider the risks and uncertainties described below and the other information and our consolidated financial statements and related notes included herein. The risks provided below may not be all the risks we face. If any of events described in the risks below actually occurs, our financial condition or operating results may be materially and adversely affected, the price of our common stock may decline, perhaps significantly, and you could lose all or a part of your investment.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you may lose all or part of your investment in our company.

We may require financing to acquire businesses and implement our business plan.

We may require financing to acquire businesses and to implement our business plan. We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with operating our company. We are not currently engaged in any revenue generating activities and cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

We have no revenues. We had a net loss of $78,310 for the year ended May 31, 2017, and a stockholders’ deficit of $204,905 at May 31, 2017. The report of our independent registered public accountants on our financial statements for the year ended May 31, 2017 states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our continued operations, which is dependent in turn upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

We do not have any agreement for a business combination or other transaction.

We have not yet entered into any definitive agreement, nor do we have any binding commitment or understanding to enter into or become engaged in a merger with, joint venture with or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to us, would be desirable. In the event we complete a business combination the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. We cannot assure you that we will identify a target company and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a limited number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have not conducted market research to identify business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. It may be expected that any target business or transaction will present a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, Quanzhong Lin, our Chief Executive Officer and President, anticipates devoting a limited time to our affairs. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of Quanzhong Lin, our Chief Executive Officer and President, to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of the services of Quanzhong Lin could have a substantial adverse effect on us.

Our ability to acquire an operating business will be largely contingent on our ability to retain Quanzhong Lin, our Chief Executive Officer and President, upon whom we will rely to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition candidates and to attract and retain a highly qualified corporate and operations level management team. The loss of the services of Quanzhong Lin could have a substantial adverse effect on us.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Compliance with Section 404 requires that we strengthen, assess and test our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Markets, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Since our principal stockholder beneficially owns approximately 65% of our outstanding of common stock, you will not have the ability to determine the outcome of matters requiring stockholder approval, including the acquisition of a target business.

Our principal stockholder owns approximately 65% of our outstanding shares of our common stock. As a result, you will not have the ability to determine the outcome of matters requiring the approval of stockholders, including: (a) election of our board of directors; (b) removal of any of our directors; (c) amendments to our Articles of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions, including the acquisition of a target business.

There is no active trading market for our shares of common stock.

There is no active trading market for our common stock. There can be no assurance that a regular trading market for our securities will develop, or that if one develops, that it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities. Such risks could have an adverse effect on the stock’s future liquidity.

Our common stock is subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience and objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Under AiXin’s Articles of Incorporation, our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board’s control over our company.

Our Board of Directors by resolution may authorize the issuance of up to 1,000,000 shares of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance of such shares. The Board may determine the specific terms of the preferred stock, including: designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

The issuance of preferred stock may adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our company or make removal of management more difficult. As a result, the Board of Directors’ ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect the market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

AiXin’s Articles of Incorporation authorizes the issuance of 500 million shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

ITEM 2.	PROPERTIES

The principal executive offices of the registrant are currently located at 1120 Avenue of the Americas, 4thFloor, New York, NY, 10036.The registrant is receiving the use of this shared office space from China Concentric without cost.

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

Market Information

Mercari’s common stock is quoted on OTC Pink Limited under the symbol “MCAR.”

There exists only a very limited trading market for our common stock on the Pink Sheets tier of the OTC Markets (www.otcmarkets.com) with limited or no volume. The quotations are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Year ended May 31, 2016	Low	High
First Quarter	$0.10	$0.10
Second Quarter	0.06	0.15
Third Quarter	0.07	0.15
Fourth Quarter	0.07	0.25

Year ended May 31, 2017	Low	High
First Quarter	$0.36	$0.40
Second Quarter	1.00	0.20
Third Quarter	0.40	0.15
Fourth Quarter	0.30	0.21

Holders

As of July 19, 2017, we had approximately 26 record holders of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, growth, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of May 31, 2017.

(c)
Number of securities
	(a)		remaining available
	Number of	(b)	for future issuance
	securities to be	Weighted-average	under equity
	issued upon	exercise price of	Compensation
	exercise of	outstanding options	plans (excluding
	outstanding	under equity	securities reflected in
Plan Category	options	compensation plans	column (a))

Equity compensation plan approved by security holders	None	—	None

Equity compensation plans not approved by security holders	None	—	None

Total	None	—	None

Penny Stock Rules

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience and objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Recent Sales of Unregistered Securities

During the year ended May 31, 2017, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K or Form 10-Q.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, the registrant is not required to provide information for this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes to those statements included elsewhere in this registration statement. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this registration statement that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Plan of Operations

We are a “shell company” (as that term is defined in Rule 12b-2 under the Exchange Act) because we have no or nominal assets (other than cash) and no or nominal operations.

We are a development stage business, which intends to acquire a United States or foreign based business which is privately owned and wishes to become a publicly owned business. We were inactive and did not file reports required under the Exchange Act from 1990 through 2000, and have not conducted any material business operations since 1990. We were reactivated in 2001.

During each of the years since we were reactivated, we had no revenue and had losses approximately equal to the expenditures made to reactivate and meet filing and reporting obligations. We do not expect any revenue unless and until a business acquisition transaction is completed. Our expenses have been paid from capital contributions and advances from our directors.

We will seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We will attempt to acquire other assets or business operations that will maximize stockholder value. There is no certainty that any such transactions will be consummated. We will seek to establish or acquire businesses or assets via the issuance of shares or debt. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan. We have not yet entered into any definitive agreement, nor do we have any binding commitment or understanding to enter into or become engaged in a transaction.

During the next twelve months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. Since we have no cash we will seek to borrow such funds as are necessary to pay our expenses. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

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

During each of the years since the Company was reactivated, the Company has had no revenue and has had losses approximately equal to the expenditures made to reactivate and meet filing and reporting obligations. For the year ended May 31, 2017 and 2016, we had net loss of $78,310 and $51,777, respectively. We do not expect any revenue unless and until a business acquisition transaction is completed. Our expenses have been paid from capital contributions and advances from the directors of the Company.

We did not have any revenues during the fiscal years ended May 31, 2017 and 2016.

We incurred operating expenses of $78,310 and $51,777 for the fiscal years ended May 31, 2017 and 2016, respectively. Our expenses relate primarily to maintaining our corporate existence, filing reports with the Securities and Exchange Commission, including the preparation and audit of our financial statements, and expenses associated with finding an appropriate acquisition candidate.

We realized a net loss of $78,310 and $51,777 for the fiscal years ended May 31, 2017 and 2016, respectively, due to the items reflected above.

Liquidity and Capital Resources

We require working capital principally to fund our operations which consist of filing required documents with federal and state regulatory authorities to maintain registrant’s status as in compliance with applicable requirements, and seeking a merger or acquisition candidate. There are no commitments from banks or other lending sources, including from officers and directors, for lines of credit or similar short-term borrowing; but the registrant has in the past been able to obtain additional capital required from affiliates of the directors of the registrant.

In order to complete any acquisition, we may be required to supplement our available cash and other liquid assets with proceeds from borrowings, the sale of additional securities, including the private placement of restricted stock and/or a public offering, or other sources. There can be no assurance that any such required additional funding will be available or favorable to us.

Our business plan may require substantial funding from a public or private offering of its common stock in connection with a business acquisition, for which we have no commitments. We may actively pursue other financing or funding opportunities at such time as a business acquisition opportunity becomes available.

As of May 31, 2017, we had $0 in cash. We have financed our operations primarily from advances from our stockholders. At May 31, 2017, the balance due to our shareholders was $166,677 which was payable on demand without interest. Since we have no cash, we cannot satisfy our cash requirements and need to obtain financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

At May 31, 2017 and 2016, the amounts due to our shareholders was $166,677 and $125,987, respectively.

Contractual Obligations

At May 31, 2017, our sole obligations were our accounts payable and the loan due to our stockholders in the aggregate amount of $204,905.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

Going concern

As shown in the accompanying financial statements, at May 31, 2017, we had no cash, a deficit working capital of $204,905 and an accumulated stockholders’ deficit of $364,081, and a net loss of $78,310 for the year ended May 31, 2017, which raise substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accountants on our financial statements for the year ended May 31, 2017 states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

Our future success is dependent upon, among other things, our ability to raise additional capital or to secure a future business combination. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. Our management believes it can raise the appropriate funds needed to support its business plan and acquire an operating company with positive cash flow.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. We are in the process of evaluating the impact of this accounting standard update on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are in the process of evaluating the impact of this accounting standard update on our financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are in the process of evaluating the impact of this accounting standard update on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. We are in the process of evaluating the impact of this accounting standard update on our financial statements.

We do not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, the registrant is not required to provide information for this item

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of BloomSchon CPAs LLC As Principal Accountant

1. On July 18, 2017, we dismissed BloomSchon CPAs LLC (“BloomSchon”) as our independent registered principal accounting firm. BloomSchon had been our independent registered principal accounting firm since September 29, 2015 and issued a report on our financial statements for the year ended May 31, 2016. BloomSchon’s report on our financial statements for the fiscal year ended May 31, 2016 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. Such report of BloomSchon was prepared assuming that we had the ability to continue as a going concern. The decision to change auditors was approved by our Board of Directors.

2. During the year ended May 31, 2016 and the subsequent interim periods through the date of the filing of our Current Report on Form 8-K reporting the dismissal of BloomSchon,, (i) we did not have any disagreements with BloomSchon on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to BloomSchon’s satisfaction, would have caused them to make reference thereto in their reports on our financial statements for such periods, and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

3. We provided BloomSchon with a copy of disclosures in the Form 8-K reporting the dismissal of BloomSchon and requested that BloomSchon furnish a letter addressed to the SEC stating whether or not it agreed with the statements made therein. A copy of BloomSchon’s letter dated July 18, 2017, is filed as Exhibit 16.1 hereto.

(b) Engagement of MJF & Associates, APC As Principal Accountant

1. On July 18, 2017, we engaged MJF & Associates, APC (“MJF”) as our registered independent public accountants for the fiscal year ended May 31, 2017. The decision to engage MJF was approved by our Board of Directors.

2. During our two most recent fiscal years ended May 31, 2016 and 2017, and through the date of filing of our Current Report on Form 8-K reporting the engagement of MJF, we did not consult with MJF on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and MJF did not provide either a written report or oral advice to us that MJF concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; (ii) any matter the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or (iii) a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of May 31, 2017, our internal control over financial reporting was not effective based on those criteria. During the quarter ended February 28, 2017, there was a change in control of our Company as a result of the sale of more than 95% of our shares currently outstanding. Given the lack of familiarity of current management with U. S. Securities Laws and Regulations and applicable accounting standards, such change in control has likely materially affected the Company’s internal controls over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2017 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all directors and executive officers of the registrant as of the end of the last fiscal year and on the date of this report:

Name	Age	Position
Quanzhong Lin	38	Director, President and Chief Executive Officer
Ethan Chuang	40	Director, Vice President and Secretary

Quanzhong Lin has served as a director, President and Chief Executive Officer of our company since February 2, 2017. Mr. Lin is a highly successful entrepreneur in China, and currently serves as Chairman of Ai Xin Company Group, a diversified company which he founded in 2008. Ai Xin Company currently has approximately 150 employees, assets in excess of 100 RMB and had revenues in excess of 100M RMB for the year ended December 31, 2016. In addition to Ai Xin Company, Mr. Lin has founded a number of companies located in Chengdu City, in the Sichuan Province of China, engaged in various lines of business, including pharmacies, retail outlets, hotel management services and global tourism.

Ethan Chuang has served as a director of our company since January 20, 2017, as Vice President of our company since February 2, 2017, and as Secretary of our company since July 18, 2017. He served as President and Chief Executive Officer of our company from January 20, 2016 to February 2, 2017. Mr. Chuang joined China Concentric in 2010 and has served as Vice President since March 2012 and a director from March 2012 through May 2015. China Concentric is a private consulting firm that provides strategic management and advisory services to China-based companies. In his role with China Concentric, he has served as a team leader overseeing the evaluations and implementation of mergers and acquisitions, due diligence, and financial planning. Mr. Chuang was Vice President of Investor Relations of Gulf Resources Inc. from August 2007 to October 2009. Mr. Chuang received his MBA degree from California State Long Beach University in 2006.

There are no family relationships among any of our officers and directors.

Our Board of Directors does not have any committees. None of our directors is independent since they are officers of the Company.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended May 31, 2017.and currently no compensation arrangements are in place for the compensation of directors.

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

Shareholders Communications

Shareholders may communicate with the Board of Directors and individual directors by submitting their communications in writing to the Company’s Corporate Secretary at 1120 Avenue of the Americas, 4th Floor, New York, NY 10036. Any communications received that are directed to the Board will be processed by the Corporate Secretary and distributed promptly to the Board or individual directors, as appropriate. If it is unclear from the communication received whether it was intended or appropriate for the Board, the Corporate Secretary will (subject to any applicable regulatory requirements) use his or her business judgment to determine whether such communications should be conveyed to the Board.

Code of Ethics

Due to the limited scope of our current operations, the Company has not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of our transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by, or a written representation from, certain reporting persons, we believe that all eligible persons were in compliance with the requirements of Section 16(a) during the fiscal year ended May 31, 2017, except that Quanzhong Lin and Ethan Chuang have not filed Form 3s reporting their ownership of our shares of common stock and China Concentric has not filed a Form 3 or Form 4 reporting its ownership of our shares of common stock.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The summary compensation table has been omitted as no compensation was paid to or earned by our executive officers for any purpose during the years ended May 31, 2017 and 2016.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers was granted any options or equity awards during the year ended May 31, 2017 or held any options or other equity awards at May 31, 2017.

Employment Agreements

We are not a party to any employment or compensation agreements. There are no unexercised options, stock that has not vested, or equity incentive plan awards for our current officers. We have no retirement or similar plans or arrangements for our current officers. We have not entered into any contracts or arrangements with our officers or directors that would provide them with forms of compensation resulting from their resignation, retirement, or any other termination of their employment with our company or from a change-in-control of our company or a change of their responsibilities following a change-in-control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Change in Control

On February 2, 2017, Quanzhong Lin, an entrepreneur resident in the People’s Republic of China, purchased 29,521,410 shares of our common stock, representing approximately 65% of our outstanding shares of common stock, for a purchase price of $300,000, from China Concentric pursuant to a Stock Purchase Agreement dated December 21, 2016. China Concentric had purchased 43,822,001 shares of our common stock, representing approximately 96.5%, of our outstanding shares of common stock, from Algodon Wines & Luxury Development Group, Inc. (“Algodon”) on January 20, 2017, for a total purchase price of $260,000 pursuant to a Stock Purchase Agreement dated December 20, 2016, as amended. Algodon also assigned to China Concentric all its right, title and interest to amounts payable to Algodon for non-interest bearing advances to our company, which advances, as of January 20, 2017 were in the aggregate amount of $150,087, and such any additional advances made to our company up until the closing date as set forth in the Stock Purchase Agreement.

Mr. Lin has indicated that he purchased a controlling interest in our company with the intention of acquiring an operating business in a reverse acquisition transaction through a share exchange. There can be no assurance that an acquisition of any particular business will be consummated.

On February 2, 2017, in conjunction with the closing of the sale to Mr. Lin, our then Board of Directors elected Mr. Lin as a director, Chairman of the Board, President and Chief Executive Officer of our company, effective upon the closing, and Ethan Chuang, who had served as President of our company since January 20, 2017, as Vice President of our company. Mr. Chuang, who was elected to Board on January 20, 2017, continues to serve as a director of our company.

Security Ownership

The following table sets forth information concerning beneficial ownership of our common stock as of July 19, 2017, by (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within sixty days of July 19, 2017, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person. As of July 19, 2017, we had outstanding 45,411,400 shares of common stock.

To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. Unless otherwise specified, the address of each of the persons set forth below is in care of China Concentric Capital Group, Ltd., 4th Floor, New York, NY 10036.

Name of Shareholder	Amount and Nature of Beneficial Ownership		Percent of Common Stock
Directors and Executive Officers:

Quanzhong Lin, Chairman and CEO 9 An Rong Lu Jingniu, Bldg 4 Unit 163 Chengdu, Sichuan Province, China	29,521,410		65.01%

Ethan Chuang, Director and Vice President c/o China Concentric Capital Group, Ltd. 1120 Avenue of the Americas, 4th Floor New York 10036	14,300,591	*	31.49%*

All directors and executive officers as a group	43,822,001		96.50%

Owner of More Than 5% of Common Stock:

China Concentric Capital Group, Ltd. 1120 Avenue of the Americas, 4th Floor New York 10036	14,300,591		31.49%

* Mr. Chuang, Vice President of China Concentric Capital Group, Ltd., disclaims beneficial ownership of the shares owned by

China Concentric Capital Group, Ltd., other than to the extent of his pecuniary interest therein.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

From December 14, 2011 to January 20, 2017, we received advances from Algodon, our then principal shareholder, for a total of $125,987 and $74,000 at May 31, 2016 and 2015 respectively, and aggregating $150,087 at January 20, 2017. These advances carried no interest and were intended to be converted to equity in the future. These advances included $12,000 for the value of the services, shared office and space and management oversight incurred by Algodon. At May 31, 2017 and 2016, the amounts due to our shareholders was $166,677 and $125,987, respectively.

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

	For the years ended May 31,
	2017*	2016**
Audit Fees	$5,000	$10,000
Audit - Related Fees	-	-
Tax Fees		500

** BloomSchon CPAs LLC

* MJF & Associates, APC

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

Pre-Approval Policies and Procedures

Our Board of Directors, which serves as the audit committee, reviews the scope and extent of all audit and non-audit services to be provided by the independent auditors and reviews and pre-approves all fees to be charged for such services. The Board of Directors may establish additional or other procedures for the approval of audit and non-audit services that the Company’s independent auditors perform. In pre-approving services to be provided by the independent auditors, the Board of Directors considers whether such services are consistent with applicable rules regarding auditor independence. All fees set forth in the table above were approved by the Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this report:

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated July 21, 2017 with AiXin Life.

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

3.3	Bylaws of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

3.4	Articles of Incorporation of AiXin Life.

3.5	By-laws of AiXin Life.

10.1	Stock Purchase Agreement dated December 20, 2016, between Algodon and China Concentric, as amended.

10.2	Stock Purchase Agreement dated December 21, 2016, between China Concentric and Quanzhong Lin.

16.1	Letter from BloomSchoen, our former registered independent public accountants, dated July 18, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2017.)

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

MERCARI COMMUNICATIONS GROUP, LTD.

Dated: September 6, 2017	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ethan Chuang
Ethan Chuang, Vice President
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 6th day of September 2017.

Signatures	Title

/s/ Quanzhong Lin	President, Chief Executive Officer and a Director
Quanzhong Lin	(Principal Executive Officer)

/s/ Ethan Chuang	Vice President, Secretary and a Director
Ethan Chuang	(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mercari Communications Group, Ltd.

We have audited the accompanying balance sheets of Mercari Communications Group, Ltd. (the “Company”) as of May 31, 2017, and the related statements of operations, stockholders’ equity and cash flows for the year ended May 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2017, and the results of its operations and its cash flows for the year ended May 31, 2017, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company had no cash, a deficit working capital of $204,905 and an accumulated stockholders’ deficit of $364,081, and a net loss of $78,310 for the year ended May 31, 2017, which raise substantial doubt about the Company’s ability to continue as a going concern.. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MJF & Associates

Los Angeles, California

August 28, 2017

KBS
KATZ BLOOM & SCHON CPAs LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Mercari Communications Group, Ltd.

We have audited the accompanying balance sheet of Mercari Communications Group, Ltd. as of May 31, 2016 and the related statements of operations, shareholders' deficit, and cash flows for the year ended May 31, 2016. Our responsibility is to express an opinion on these financial statements based on our audits.

The accompanying financial statements have been prepared assuming that Mercari Communications Group, Ltd. will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficit as of May 31, 2016. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainity.

Katz Bloom & Schon CPAs LLC

Katz Bloom & Schon CPAs, LLC

Jericho, New York
August 29, 2016

500 NORTH BROADWAY • SUITE 145 • JERICHO, NEW YORK 11753 • Tel. 516-626-3992 • Fax 516-626-3936 • www.katzbloomcpa.com
MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS • MEMBERS NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

MERCARI COMMUNICATIONS GROUP, LTD

BALANCE SHEETS

	May 31, 2017	May 31, 2016

ASSETS

CURRENT ASSETS
Cash	$-	$1,765

Total assets	$-	$1,765

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$38,228	$2,373
Due to shareholders	166,677	125,987

Total liabilities	204,905	128,360

STOCKHOLDERS' DEFICIT
Common stock, par value $0.0001 per share, 950,000,000 shares authorized; 45,411,400 shares issued and outstanding	$454	$454
Additional paid in capital	158,722	158,722
Accumulated deficit	(364,081)	(285,771)

Total stockholders' deficit	(204,905)	(126,595)

TOTAL LIABILITIES AND DEFICIT	$-	$1,765

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD

STATEMENTS OF OPERATIONS

	For The Years Ended May 31,
	2017	2016

Revenue	$-	$-

Expenses
General and administrative	78,310	51,777

Net loss	$(78,310)	$(51,777)

Basic and diluted loss per share	$(0.002)	$(0.001)

Weighted average shares	45,411,400	45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD

STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED MAY 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,310)	$(51,777)
Change in operating assets and liabilities
Accounts payable and accrued liabilities	49,645	456

Net cash used in operating activities	(28,665)	(51,321)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advance	26,900	51,987

Net cash provided by financing activities	26,900	51,987

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,765)	666

CASH AT THE BEGINNING OF YEAR	1,765	1,099

CASH AT THE END OF YEAR	$(0)	$1,765

Non-cash Investing and Financing Activities
Accounts payable paid by shareholder	$13,790	$-

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD

STATEMENTS OF STOCKHOLDER'S DEFICIT

For the years ended May 31, 2017 and 2016

	Common Stock
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total

Balance at May 31, 2015	45,411,400	$454	$158,722	$(233,994)	$(74,818)

Net loss for the year	-	-	-	(51,777)	(51,777)

Balance at May 31, 2016	45,411,400	454	158,722	(285,771)	(126,595)

Net loss for the year	-	-	-	(78,310)	(78,310)

Balance at May 31, 2017	45,411,400	$454	$158,722	$(364,081)	$(204,905)

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2017 AND 2016

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Mercari Communications Group, Ltd. (the “Company”) was incorporated under the laws of the State of Colorado on December 30, 1987. From 1988 until early in 1990, the Company was engaged in the business of providing educational products, counseling, seminar programs, and publications such as newsletters to adults aged 30 to 50. The Company financed its business with private offerings of securities, shareholder loans, and with an underwritten initial public offering of securities registered with the Securities and Exchange Commission (“SEC”). The Company’s business failed in early 1990. The Company ceased all operations from 1990 to 2001 and was dormant. During this period the Company was dormant, it did not file required reports with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). From 2001 to 2004, the Company was in the development stage. On August 3, 2004, the shareholders of the Company approved a plan of quasi-reorganization which called for a restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The quasi-reorganization was effective March 1, 2004. Since March 1, 2004, the Company is in the development stage, and has not commenced planned principal operations. The Company has no products or services as of May 31, 2017.

Going Concern

The accompanying financial statements were prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of $364,081 from inception to May 31, 2017, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Basis of Presentation

The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC for annual financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Use of Estimates

The preparation of financial statements in conformity with US GAAP required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification (“ASC”). Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business. All losses accumulated since its inception on March 1, 2004 were considered part of the Company’s development stage activities.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this ASU remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company adopted ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to the development stage.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company follows paragraph 740-10-25 of the FASB ASC. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at May 31, 2017 and 2016. The tax years 2014-2016 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for May 31, 2017 and 2016 and they are thus not considered.

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

The Company utilizes the methods of fair value (“FV”) measurement as described in ASC 820 to value its financial assets and liabilities. As defined in ASC 820, FV is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in FV measurements, ASC 820 establishes a FV hierarchy that prioritizes observable and unobservable inputs used to measure FV into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The FV hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The FV hierarchy gives the lowest priority to Level 3 inputs.

Related Parties

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include: a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the FV option under the FV Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements.

The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB ASC to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates it is probable a material loss was incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

New Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements.

In October 2016, the FASB issued ASU No. 2016-17 Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This ASUamends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not anticipate that the adoption of this ASU will have a significant impact on its financial statements.

The Company has reviewed all other recently issued but not yet effective accounting pronouncements and have determined that these new accounting pronouncements are either not applicable or would not have a material impact on the results of operations or changes in the financial position.

NOTE 2 – COMMITMENTS

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

NOTE 3 - RELATED PARTY TRANSACTIONS

For the year ended May 31, 2017, the Company received shareholder advances totaling $40,690 of which $38,890 was from Algodon, the Company’s parent until the sale of its shares to China Concentric on January 20, 2017, which advances, as of that date were $164,877. This total advance, which was assigned to China Concentric, carried no interest and is intended to be converted to equity in the future. Since completion of the acquisition by China Concentric, there has been $1,800 advanced to the Company by Mr. Zhu, a shareholder of the Company. As of May 31, 2017, the amount due to shareholders is $166,677.

NOTE 4 - INCOME TAXES

As of May 31, 2017, the Company had a net operating loss (“NOL”) carry-forward for income tax reporting purposes of approximately $362,000 that may be offset against future taxable income through 2036. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance that the realization of the Company’s net deferred tax assets resulting from NOL carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

Components of deferred tax assets are as follows:

	As of May 31
	2017	2016
Expected income tax benefit from NOL carry-forwards	$123,180	$95,000

Less: valuation Allowance	(123,180)	(95,000)
Net deferred tax assets – Non-current:	$-	$-

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate for the year ended May 31, 2017 and 2016 is as follows:

	2017	2016
Provision (Benefit) at US Statutory Rate	$(26,626)	$(15,936)
Increase (Decrease) in Valuation Allowance	26,626	15,936
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

Years 2016, 2015 and 2014 remain open for tax examinations, although the company has not been notified of any such examinations.

NOTE 5 – CHANGE IN CONTROL

On January 20, 2017, Algodon Wines & Luxury Development Group, Inc. (“Algodon”), the owner of at least 43,822,001 shares (the “Algodon Shares”), representing 96.5% of the outstanding common stock of the Company, sold the Algodon Shares to China Concentric Capital Group Ltd., a British Virgin Islands company (“China Concentric”), for $260,000 pursuant to a Stock Purchase Agreement dated December 20, 2016, as amended. Algodon also assigned to China Concentric all its right, title and interest to amounts payable to Algodon for non-interest bearing advances to the Company, which advances, as of January 20, 2017 were $164,877.

On February 2, 2017, China Concentric sold to Mr. Quanzhong Lin, an entrepreneur resident in the People’s Republic of China, 29,521,410 of the shares it purchased from Algodon, representing approximately 65% of the outstanding shares of the Company’s common stock, for $300,000, pursuant to a Stock Purchase Agreement dated December 21, 2016.

Mr. Lin indicated he is purchasing a controlling interest in the Company with the intention of acquiring an operating business in a reverse acquisition transaction through a share exchange. There can be no assurance that an acquisition of any particular business will be consummated.

NOTE 6 – SUBSEQUENT EVENTS

On July 21, 2017, the Company entered into an Agreement and Plan of Merger pursuant to which the Company would be merged with and into a newly-formed wholly-owned subsidiary, AiXin Life International, Inc., a Nevada corporation, as a result of which the Company’s state of incorporation will be changed from Colorado to Nevada. The Merger is subject to approval by the Financial Regulatory Authority.

