Form 10-Q
period 2017-08-31
MERCARI COMMUNICATIONS GROUP LTD
filed 2017-10-16
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of September 30, 2017, there were outstanding 45,411,400 shares of the registrant’s common stock.

MERCARI COMMUNICATIONS GROUP, LTD.

FORM 10-Q

August 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING

INFORMATION

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD

BALANCE SHEETS

	August 31, 2017 (Unaudited)	May 31, 2017 (Audited)

ASSETS

CURRENT ASSETS
Cash	$-	$-

Total assets		$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$57,246	$38,228
Due to related parties	181,546	166,677

Total liabilities	238,792	204,905

STOCKHOLDERS' DEFICIT
Common stock, par value $0.0001 per share, 950,000,000 shares authorized; 45,411,400 shares issued and outstanding	454	454
Additional paid in capital	158,722	158,722
Accumulated deficit	(397,968)	(364,081)

Total stockholders' deficit	(238,792)	(204,905)

TOTAL LIABILITIES AND DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

4

MERCARI COMMUNICATIONS GROUP, LTD

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended August 31,
	2017	2016

Revenue	$-	$-

Expenses
General and administrative	33,887	8,920

Net loss	$(33,887)	$(8,920)

Basic and diluted loss per share	$(0.001)	$(0.0002)

Weighted average shares	45,411,400	45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED AUGUST 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,887)	$(8,920)
Change in operating assets and liabilities
Accounts payable and accrued liabilities	19,018	4,316

Net cash used in operating activities	(14,869)	(4,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties advance	14,869	5,500

Net cash provided by financing activities	14,869	5,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	896

CASH AT THE BEGINNING OF PERIOD	-	1,765

CASH AT THE END OF PERIOD	$-	$2,661

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2017 AND MAY 31, 2017

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Mercari Communications Group, Ltd. (the “Company”) was incorporated under the laws of the State of Colorado on December 30, 1987. From 1988 until 1990, the Company was engaged in the business of providing educational products, counseling, seminar programs, and publications such as newsletters to adults aged 30 to 50. The Company financed its business with private offerings of securities, shareholder loans, and with an underwritten initial public offering of securities registered with the Securities and Exchange Commission (“SEC”). The Company’s business failed in 1990. The Company ceased all operations from 1990 to 2001 and was dormant. During this period the Company was dormant, it did not file required reports with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). From 2001 to 2004, the Company was in the development stage. On August 3, 2004, the shareholders of the Company approved a plan of quasi-reorganization which called for a restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The quasi-reorganization was effective March 1, 2004. Since March 1, 2004, the Company is in the development stage, and has not commenced planned principal operations. The Company has no products or services as of August 31, 2017.

Going Concern

The accompanying financial statements were prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of $33,887 for the quarter ended August 31, 2017, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide it with the opportunity to continue as a “going concern”.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”. While management believes the actions already taken or planned, will mitigate the conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance these actions will be successful. If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at August 31 or May 31, 2017. The tax years 2014-2016 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common shareholders by the weighted average number of common shares during the years. There are no outstanding common stock equivalents for the three months ended August 31 or May 31, 2017 and they are thus not considered.

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

Related Parties

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 related parties include: a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the FV option under the FV Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not anticipate the adoption of this ASU will have a significant impact on its financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

The Company has reviewed all other recently issued but not yet effective accounting pronouncements and have determined that these new accounting pronouncements are either not applicable or would not have a material impact on the results of operations or changes in the financial position.

NOTE 2 - RELATED PARTY TRANSACTIONS

As of August 31, 2017, the Company had due to related parties $181,546, of which, 1) $164,877 was due to China Concentric as a result of an assignment of rights to advances previously made by Algodon, the Company’s former parent. The assignment of rights was made concurrent with the sale by Algodon of its shares in the Company to China Concentric on January 20, 2017. This advance carries no interest. 2) $1,800 advanced to the Company for paying certain company’s expenses by Mr. Zhu, a shareholder of the Company. 3) $14,869 advanced to the Company for paying G&A expenses by an officer of the Company.

As of May 31, 2017, the Company had 1) advances due China Concentric of $164,877. This total advance, which was assigned to China Concentric by Algodon, carries no interest. 2) $1,800 advanced to the Company for paying certain Company expenses by Mr. Zhu, a shareholder of the Company.

NOTE 3 - INCOME TAXES

As of August 31, 2017, the Company had a net operating loss (“NOL”) carry-forward for income tax reporting purposes of approximately $396,000 that may be offset against future taxable income through 2036. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance that the realization of the Company’s net deferred tax assets resulting from NOL carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

Components of deferred tax assets are as follows:

	August 31, 2017	May 31, 2017
Expected income tax benefit from NOL carry-forwards	$136,604	$123,180
Less: valuation Allowance	(136,604)	(123,180)
Net deferred tax assets – Non-current:	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate for the three months ended August 31, 2017 and 2016 is as follows:

	2017	2016
Provision (Benefit) at US Statutory Rate	$(11,521)	$(3,033)
Increase (Decrease) in Valuation Allowance	11,521	3,033
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 4 – CHANGE IN CONTROL

On January 20, 2017, Algodon Wines & Luxury Development Group, Inc. (“Algodon”), the owner of at least 43,822,001 shares (the “Algodon Shares”), or 96.5% of the outstanding common stock of the Company, sold the Algodon Shares to China Concentric Capital Group Ltd., a British Virgin Islands company (“China Concentric”), for $260,000 pursuant to a Stock Purchase Agreement dated December 20, 2016, as amended. Algodon also assigned to China Concentric all its right, title and interest to amounts payable to Algodon for non-interest bearing advances to the Company, which advances, as of January 20, 2017 were $164,877.

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

On July 21, 2017, the Company entered into an Agreement and Plan of Merger pursuant to which the Company would be merged with and into a newly-formed wholly-owned subsidiary, AiXin Life International, Inc., a Nevada corporation, as a result of which the Company’s state of incorporation would be changed from Colorado to Nevada. The Merger was subject to approval by the Financial Regulatory Authority. On August 25, 2017, the Company terminated the Agreement and Plan of Merger with its newly-formed wholly-owned subsidiary, AiXin Life International, Inc., as a result of which it would have become a Nevada corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended May 31, 2017 (the “2017 Form 10-K”) and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our 2017 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

During each of the years since we were reactivated, we had no revenue and had losses approximately equal to the expenditures made to reactivate and meet filing and reporting obligations. We do not expect any revenue unless and until a business acquisition transaction is completed. Our expenses have been paid from capital contributions and advances from our affiliates.

We will seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

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

During the next 12 months we anticipate incurring costs to file Exchange Act reports, and costs to consummate an acquisition. Since we have no cash we will seek to borrow such funds as are necessary to pay our expenses. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

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

During each of the years since the Company was reactivated, the Company had no revenue and had losses approximately equal to the expenditures made to reactivate and meet filing and reporting obligations. We did not have any revenues during the three months ended August 31, 2017. We do not expect any revenue unless and until a business acquisition transaction is completed.

We incurred operating expenses of $33,887 and $8,920 for the three months ended August 31, 2017 and 2016, respectively. Our expenses are primarily to maintain our corporate existence, file reports with the Securities and Exchange Commission, including the preparation and audit of our financial statements, and expenses associated with finding an appropriate acquisition candidate. Our expenses have been paid from capital contributions and advances from affiliates of the Company.

For the three months ended August 31, 2017 and 2016, we had net loss of $33,887 and $8,920, respectively, due to the items reflected above.

Liquidity and Capital Resources

We require working capital principally to fund our operations which consist of filing required documents with federal and state regulatory authorities to remain in compliance with applicable requirements, and seeking a merger or acquisition candidate. There are no commitments from banks or other lending sources, including from officers and directors, for lines of credit or similar short-term borrowing; but the registrant has in the past been able to obtain additional capital required from affiliates of the directors of the registrant.

In order to complete any acquisition, we may be required to supplement our available cash and other liquid assets with proceeds from borrowings, the sale of additional securities, including the private placement of restricted stock and/or a public offering, or other sources. There can be no assurance that any such required additional funding will be available to us or, if available, be on terms favorable to us.

Our business plan may require substantial funding from a public or private offering of its common stock in connection with a business acquisition, for which we have no commitments. We may actively pursue other financing or funding opportunities at such time as a business acquisition opportunity becomes available.

As of August 31, 2017, we had $0 in cash. We have financed our operations primarily from advances from related parties. At August 31, 2017, the balance due to our shareholders and officer was $181,546, which was payable on demand without interest. Since we have no cash, we cannot satisfy our cash requirements and need to obtain financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

At August 31, 2017 and May 31, 2017, the amounts due to related parties was $181,546 and $166,677, respectively.

Contractual Obligations

At August 31, 2017, our sole obligations were our accounts payable and the loan due to our stockholders and officer in the aggregate amount of $238,792.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

Going Concern

As shown in the accompanying financial statements, at August 31, 2017, we had no cash, a deficit working capital of $238,792 and an accumulated stockholders’ deficit of $397,968, and a net loss of $33,887 for the three months ended August 31, 2017, which raise substantial doubt about our ability to continue as a going concern.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not anticipate the adoption of this ASU will have a significant impact on its financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

The Company has reviewed all other recently issued but not yet effective accounting pronouncements and have determined that these new accounting pronouncements are either not applicable or would not have a material impact on its results of operations or financial position.

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

During the quarter ended February 28, 2017, there was a change in control of our Company as a result of the sale of more than 95% of our outstanding shares. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were not effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. The principal deficiency in our controls and procedures derives from the lack of familiarity of current management with U. S. Securities Laws and Regulations and applicable accounting standards.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There is no pending litigation to which the Company is presently a party or to which the Company’s property is subject and management is not aware of any litigation which may arise in the future.

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our 2017 Form 10-K, which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2017 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended August 31, 2017, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A.

Item 5. Other Information

On August 25, 2017, we terminated the Agreement and Plan of Merger with our newly-formed wholly-owned subsidiary, AiXin Life International, Inc., as a result of which we would have become a Nevada corporation.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

3.3	Bylaws of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

10.1	Stock Purchase Agreement dated December 20, 2016, between Algodon and China Concentric, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended May 31, 2017 filed with the SEC on September 6, 2017).

10.2	Stock Purchase Agreement dated December 21, 2016, between China Concentric and Quanzhong Lin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended May 31, 2017 filed with the SEC on September 6, 2017).

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

MERCARI COMMUNICATIONS GROUP, LTD.

Dated: October 16, 2017	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

