Form 10-Q
period 2017-11-30
MERCARI COMMUNICATIONS GROUP LTD
filed 2018-01-16
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17284

MERCARI COMMUNICATIONS GROUP, LTD.

(Exact name of registrant as specified in its charter)

Colorado	84-1085935
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Hongxing International Business Building 2, 14th FL, No. 69 Qingyun South Ave., Jinjiang District

Chengdu City, Sichuan Province, China

(Address of principal executive offices)

1120 Avenue of the Americas, 4th floor, New York, NY 10036

(Former Address of principal executive offices)

86-400-6260600

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

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of January 5, 2018, there were outstanding 317,988,089 shares of the registrant’s common stock.

MERCARI COMMUNICATIONS GROUP, LTD.

FORM 10-Q

November 30, 2017

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

Although the Company believes the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company’s results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCARI COMMUNICATIONS GROUP, LTD

BALANCE SHEETS

	November 30, 2017 (Unaudited)	May 31, 2017 (Audited)

ASSETS

CURRENT ASSETS
Cash	$-	$-

Total assets		$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,528	$38,228
Due to third party	5,500	-
Due to related parties	248,265	166,677

Total liabilities	259,292	204,905

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.0001 per share, 950,000,000 shares authorized; 45,411,400 shares issued and outstanding	454	454
Additional paid in capital	158,722	158,722
Accumulated deficit	(418,468)	(364,081)

Total stockholders’ deficit	(259,292)	(204,905)

TOTAL LIABILITIES AND DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Six Months Ended November 30,		For The Three Months Ended November 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Expenses
General and administrative	54,387	20,869	20,500	11,949

Net loss	$(54,387)	$(20,869)	$(20,500)	$(11,949)

Basic and diluted loss per share	$(0.001)	$(0.0005)	(0.000)	(0.0003)

Weighted average shares	45,411,400	45,411,400	$45,411,400	$45,411,400

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED NOVEMBER 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,387)	$(20,869)
Change in operating assets and liabilities
Accounts payable and accrued liabilities	(32,701)	(2,368)

Net cash used in operating activities	(87,088)	(23,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to third party	5,500	-
Due to related parties	81,588	22,100

Net cash provided by financing activities	87,088	22,100

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	(1,137)

CASH AT THE BEGINNING OF PERIOD	-	1,765

CASH AT THE END OF PERIOD	$-	$628

The accompanying notes are an integral part of these financial statements.

MERCARI COMMUNICATIONS GROUP, LTD.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2017 (UNAUDITED) AND MAY 31, 2017

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Mercari Communications Group, Ltd. (the “Company”) was incorporated under the laws of the State of Colorado on December 30, 1987. From 1988 until 1990, the Company provided educational products, counseling, seminar programs, and publications such as newsletters to adults aged 30 to 50. The Company financed its business with private offerings of securities, shareholder loans, and with an underwritten initial public offering of securities registered with the Securities and Exchange Commission (“SEC”). The Company’s business failed in 1990. The Company ceased all operations from 1990 to 2001 and was dormant. During the period the Company was dormant, it did not file required reports with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). On August 3, 2004, the shareholders of the Company approved a plan of quasi-reorganization which called for a restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The quasi-reorganization was effective March 1, 2004. Since March 1, 2004, the Company is in the development stage, and has not commenced planned principal operations. The Company has no products or services as of November 30, 2017.

Going Concern

The accompanying financial statements were prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.” The Company has incurred net losses of $54,387 for the six months ended November 30, 2017, has no revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. In the interim, shareholders of the Company have been contributing capital to the Company to meet its ordinary and normal operating expenses. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide it with the opportunity to continue as a “going concern”.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at November 30, 2017 or May 31, 2017. The tax years 2014-2016 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

Loss per Share

Basic loss per share was computed by dividing the loss for each period applicable to the common shareholders by the weighted average number of common shares during the period. There are no outstanding common stock equivalents for the six and three months ended November 30, 2017 or 2016 and they are thus not considered.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Company will adopt this ASU for its fiscal year beginning January 1, 2018.

The Company has reviewed all other recently issued but not yet effective accounting pronouncements and have determined that these new accounting pronouncements are either not applicable or would not have a material impact on the results of operations or changes in the financial position.

NOTE 2 - RELATED PARTY TRANSACTIONS

As of November 30, 2017, the Company had due to related parties of $248,265, of which, 1) $164,877 was due to China Concentric as a result of an assignment of rights to advances previously made by Algodon, the Company’s former parent. The assignment of rights was made concurrent with the sale by Algodon of its shares in the Company to China Concentric on January 20, 2017. This advance carries no interest. 2) $1,800 advanced to the Company for paying certain company’s expenses by Mr. Zhu, a shareholder of the Company. 3) $81,588 advanced to the Company for paying G&A expenses by an officer of the Company.

As of May 31, 2017, the Company had 1) advances due China Concentric of $164,877. This total advance, which was assigned to China Concentric by Algodon, carries no interest. 2) $1,800 advanced to the Company for paying certain Company expenses by Mr. Zhu, a shareholder of the Company.

NOTE 3 - INCOME TAXES

As of November 30, 2017, the Company had a net operating loss (“NOL”) carry-forward for income tax reporting purposes of approximately $451,915 that may be offset against future taxable income through 2036. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance that the realization of the Company’s net deferred tax assets resulting from NOL carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

Components of deferred tax assets are as follows:

	November 30, 2017	May 31, 2017
Expected income tax benefit from NOL carry-forwards	$141,671	$123,180
Less: valuation Allowance	(141,671)	(123,180)
Net deferred tax assets – Non-current:	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate for the six months ended November 30, 2017 and 2016 is as follows:

	2017	2016
Provision (Benefit) at US Statutory Rate	$(18,491)	$(7,095)
Increase (Decrease) in Valuation Allowance	18,491	7,095
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate for the three months ended November 30, 2017 and 2016 is as follows

	2017	2016
Provision (Benefit) at US Statutory Rate	$(6,970)	$(4,063)
Increase (Decrease) in Valuation Allowance	6,970	4,063
	$-	$-

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

On February 2, 2017, China Concentric sold to Mr. Quanzhong Lin, an entrepreneur resident in the People’s Republic of China, 29,521,410 of the shares it purchased from Algodon, approximately 65% of the outstanding shares of the Company’s common stock, for $300,000, pursuant to a Stock Purchase Agreement dated December 21, 2016.

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

NOTE 5 – SUBSEQUENT EVENT

On December 12, 2017, the Company entered into and closed a share exchange agreement, with AiXin (BVI) International Group Co., Ltd. a British Virgin Islands corporation (“AiXin BVI”), and Quanzhong Lin, the sole stockholder of AiXin BVI (the “AiXin BVI Stockholder”), pursuant to which the Company acquired 100% of the outstanding capital stock of AiXin BVI for 227,352,604 shares of the Company’s common stock (the “Share Exchange” or the “AiXin Acquisition”). After giving effect to the Share Exchange, the Company had outstanding 317,988,089 shares of common stock.

As a result of the Share Exchange, AiXin BVI became the Company’s wholly-owned subsidiary, and the Company now owns all of the outstanding shares of HK AiXin International Group Co., Limited, a Hong Kong limited company (“AiXin HK”), which in turn owns all of the outstanding shares of Chengdu AiXin Zhonghong Biological Technology Co., Ltd., a Chinese limited company (“AiXin Zhonghong”), which markets and sells innovative, premium-quality nutritional products in Chengdu, China.

AiXin BVI was incorporated on September 21, 2017 to serve as a holding company and AiXin HK was established in Hong Kong on February 25, 2016 to serve as an intermediate holding company. AiXin Zhonghong was established in the PRC on March 4, 2013, and on June 1, 2017 the local government of the PRC issued a certificate of approval regarding the foreign ownership of AiXin Zhonghong by AiXin HK. Neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017.

Prior to the AiXin Acquisition, Quanzhong Lin, the Company’s President and Chief Executive Officer, owned all of the outstanding shares of AiXin BVI and 29,521,410 shares of the Company’s common stock, approximately 65% of the outstanding shares of the Company. As a result of the Share Exchange, Mr. Lin now owns 256,874,014 shares of the Company’s common stock, approximately 80.78% of the Company’s outstanding shares.

For accounting purposes, the acquisition was accounted for as a reverse acquisition and was treated as a recapitalization of Mercari Communications Group, Ltd. effected by a share exchange, with AiXin BVI as the accounting acquirer. Since neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017, the historical financial statements of AiXin Zhonghong are now the historical financial statements of the registrant, Mercari Communications Group, Ltd. The assets and liabilities of AiXin Zhonghong have been brought forward at their book value and no goodwill has been recognized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended May 31, 2017 (the “2017 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our 2017 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Plan of Operations

Until December 12, 2017, we were a “shell company” (as that term is defined in Rule 12b-2 under the Exchange Act) because we had no or nominal assets (other than cash) and no or nominal operations. On December 12, 2017, we acquired AiXin (BVI) International Group Co., Ltd. a British Virgin Islands corporation (“AiXin BVI”), for 227,352,604 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, AiXin BVI became our wholly-owned subsidiary, and we now own all of the outstanding shares of HK AiXin International Group Co., Limited, a Hong Kong limited company (“AiXin HK”), which in turn owns all of the outstanding shares of Chengdu AiXin Zhonghong Biological Technology Co., Ltd., a Chinese limited company (“AiXin Zhonghong”), which markets and sells innovative, premium-quality nutritional products in Chengdu, China. For information concerning the business of AiXin Zhonghong, including financial information for the years ended December 31, 2016 and 2015, and the nine months ended September 30, 2017, see our Current Report on Form 8-K filed on December 14, 2017 (the “Form 8-K”).

The financial information contained herein reflects our financial position and the results of our operations prior to the consummation of the Share Exchange and does not reflect the current status of our operations. For information regarding our current business activities, please refer to the Form 8-K filed December 14, 2017.

Results of Operations

We did not have any revenues during the six and three months ended November 30, 2017.

We incurred net loss of $54,387 and $20,869 for the six months ended November 30, 2017 and 2016, respectively. We incurred net loss of $20,500 and $11,949 for the three months ended November 30, 2017 and 2016, respectively.

Our expenses during the periods reported on herein, were primarily to maintain our corporate existence, file reports with the Securities and Exchange Commission, including the preparation and audit of our financial statements, and expenses associated with finding an appropriate acquisition candidate. Our expenses have been paid from capital contributions and advances from affiliates of the Company.

Liquidity and Capital Resources

As of November 30, 2017, we had $0 in cash. We have financed our operations primarily from advances from related parties. At November 30, 2017, the balance due to our shareholders and officer was $248,265, which was payable on demand without interest. Since we have no cash, we cannot satisfy our cash requirements and need to obtain financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

At November 30, 2017 and May 31, 2017, the amounts due to related parties was $248,265 and $166,677, respectively.

Contractual Obligations

At November 30, 2017, our obligations were: accounts payable, loan due to stockholders and officer, and advance from a third party for paying the company’s operating expenses of $259,292.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Critical Accounting Policies and Estimates

Going Concern

As shown in the accompanying financial statements, at November 30, 2017, we had no cash, a deficit working capital of $259,292 and stockholders’ deficit of $259,292, and a net loss of $54,387 for the six months ended November 30, 2017, which raise substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accountants on our financial statements as of and for the year ended May 31, 2017 states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate the adoption of this ASU will have a significant impact on its financial statements

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not anticipate the adoption of this ASU will have a significant impact on its financial statements.

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

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Current Report on Form 8-K reporting the acquisition of AiXin (BVI) International Group Co., Ltd. filed on December 14, 2017 (the “Form 8-K”), which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2017 Form 8-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 8-K and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended November 30, 2017, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A.

Item 5. Other Information

On December 12, 2017, we entered into and closed a share exchange agreement, or the Share Exchange Agreement, with AiXin (BVI) International Group Co., Ltd. a British Virgin Islands corporation (“AiXin BVI”), and Quanzhong Lin, the sole stockholder of AiXin BVI (the “AiXin BVI Stockholder”), pursuant to which we acquired 100% of the outstanding capital stock of AiXin BVI for 227,352,604 shares of our common stock (the “Share Exchange” or the “AiXin Acquisition”). The foregoing description of the terms of the Share Exchange Agreement is qualified in its entirety by reference to the provisions of the Share Exchange Agreement filed as Exhibit 2.1 to the Form 8-K. After giving effect to the Share Exchange, we had outstanding 317,988,089 shares of common stock.

As a result of the Share Exchange, AiXin BVI became our wholly-owned subsidiary, and we now own all of the outstanding shares of HK AiXin International Group Co., Limited, a Hong Kong limited company (“AiXin HK”), which in turn owns all of the outstanding shares of Chengdu AiXin Zhonghong Biological Technology Co., Ltd., a Chinese limited company (“AiXin Zhonghong”), which markets and sells innovative, premium-quality nutritional products in Chengdu, China. For additional information concerning the business of AiXin Zhonghong, see the Form 8-K.

Prior to the AiXin Acquisition, Quanzhong Lin, our President and Chief Executive Officer, owned all of the outstanding shares of AiXin BVI and 29,521,410 shares of our common stock, approximately 65% of the outstanding shares of Mercari Communications Group, Ltd. As a result of the Share Exchange, Mr. Lin now owns 256,874,014 shares of our common stock, 80.78% of our outstanding shares, after giving effect to certain other issuances described in the Form 8-K under the caption “Market for Registrant’s Common Equity and Related Stockholder Matters.”

For accounting purposes, the acquisition has been accounted for as a reverse acquisition and has been treated as a recapitalization of Mercari Communications Group, Ltd. effected by a share exchange, with AiXin BVI as the accounting acquirer. Since neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017, the historical financial statements of AiXin Zhonghong are now the historical financial statements of the registrant, Mercari Communications Group, Ltd., and have been included in Item 9.01(a) of the Form 8-K. The assets and liabilities of AiXin Zhonghong have been brought forward at their book value and no goodwill has been recognized.

We have filed an amendment to our Articles of Incorporation changing our corporate name to AiXin Life International, Inc. (the “Name Change Amendment”), which is expected to become effective on or about February 1, 2018, subject to approval by the Financial Regulatory Authority, or FINRA. The Name Change Amendment was approved by written consent of shareholders owning a majority of our outstanding shares and we have filed with the SEC and mailed to our shareholders an Information Statement with respect to the Name Change Amendment.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Share Exchange Agreement, dated as of December 12, 2017, among the Company, AiXin BVI, AiXin HK, AiXin Zhonghong and the stockholders of Aixin Zhonghong (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

3.3	Articles of Amendment to Articles of Incorporation changing the name of the Company to AiXin Life International, Inc.

3.4	Bylaws of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

10.1	Stock Purchase Agreement dated December 20, 2016, between Algodon and China Concentric, as amended (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

10.2	Stock Purchase Agreement dated December 21, 2016, between China Concentric and Quanzhong Lin (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

MERCARI COMMUNICATIONS GROUP, LTD.

Dated: January 16, 2018	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

