Form 10-K
period 2017-12-31
AiXin Life International, Inc.
filed 2018-06-26
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

Commission File Number: 000-17824

AIXIN LIFE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1085935
(State or Other Jurisdiction	IRS Employer
of Incorporation)	Identification Number

Hongxing International Business Building 2, 14th FL, No. 69 Qingyun South Ave., Jinjiang District

Chengdu City, Sichuan Province, China

(Address of principal executive offices)

86-313-6732526

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on which registered

Title of class
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2017, the number of outstanding shares of the registrant’s common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 1,589,399 shares. However, since there was no trading market for the common stock as of that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of May 15, 2018, we had outstanding 317,988,089 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

AIXIN LIFE INTERNATIONAL, INC.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking statements include, among other things, statements relating to:

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	our expectations regarding demand for, and market acceptance of, our products;

●	our expectations regarding keeping and strengthening our relationships with merchants, manufacturers and end-users; and

●	general economic and business conditions in the regions where we provide our services.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

the “Company,” “we,” “us,” and “our” refer, prior to December 12, 2017, the date of the reverse acquisition resulting from the share exchange transaction described in this report, to the registrant, Mercari Communications Group, Ltd., a shell company, and thereafter, to the business of (i) AiXin (BVI) International Group Co., Ltd. a British Virgin Islands corporation (“AiXin BVI”) recently organized for the sole purpose of acquiring all of the outstanding shares of HK AiXin International Group Co., Limited, a Hong Kong limited company (“AiXin HK”), formed for the sole purpose of acquiring all of the outstanding shares of Chengdu AiXin Zhonghong Biological Technology Co., Ltd., a Chinese limited company (“AiXin Zhonghong”), which markets and sells innovative, premium-quality nutritional products in China. Effective February 1, 2018, pursuant to Articles of Amendment to our Articles of Incorporation filed with the Secretary of State of Colorado, we changed our name to AiXin Life International., Inc. (“AiXin”).

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China (excluding Hong Kong and Taiwan);

“Renminbi” and “RMB” refer to the legal currency of China;

“Securities Act” refers to the Securities Act of 1933, as amended; and

“US dollars,” “dollars” and “$” refer to the legal currency of the United States.

PART I

Item 1	Business.

Overview

We, through our indirectly wholly owned subsidiary, AiXin Zhonghong, market and sell innovative, premium-quality nutritional products in Chengdu, China. The products we market and sell are manufactured by unaffiliated parties. The number of products we offer varies over time. At the beginning of each calendar year, we evaluate the sale performance and market demand of each product offered during the preceding year, and decide whether to continue to offer that product in the current year. During 2017 we offered 20 products, including Oleesa Milk Powder, CO Q10, D-Ribose Powder, and other nutritional supplements. We currently offer 10 products. We offer these products directly to our clients at events we organize and sponsor, at which our nutritional consultants/counselors and, on occasion, representatives of the manufacturer promote the products and discuss the benefits derived from using the products. We also rely on client recommendations to market and sell products and offer discounts to clients who purchase significant quantities of products for the purpose of marketing and selling the products to their friends, family members and others. We also offer clients who purchase significant quantities of products paid vacations, travel and other benefits. The products can be purchased at the events held by us, as well as any of the fourteen sales offices we maintain in Chengdu.

Before promoting a product, we research the product and its manufacturer to determine the manufacturer’s reputation as to whether it delivers unadulterated products, and whether there is a basis for claiming the product can deliver the benefits claimed. As part of this effort, a group of our employees use the products and provide feedback based upon their personal experiences. We base our evaluation of products on the assessments received from our employees. We also review and to the extent feasible confirm information and reports received from the manufacturer and distributor. We do not rely upon any other third-party reports.

We do not independently test products to determine efficacy. Rather we rely upon information we can uncover through inquiries in the community and a review of scientific and other literature. Once we determine to offer a product and believe that it will be purchased by our clients, we will purchase a bulk quantity, enabling us to acquire products at prices below those which are available to smaller distributors.

We employ a nutritional counselor who has her own certification and qualification as a Senior Nutritionist from the National Professional Qualification Training & Authentication Experimental Base to work with our client to direct them towards a more healthful diet. The National Professional Qualification Training & Authentication Experimental Base is a comprehensive professional standards development organization located in Tianjin, established by the National Human Resources and Social Security Department. Its principal function is to undertake the research and development of national occupational and promotional standards, and establish and implement training projects and courses, occupational teaching materials and curriculum, as well as examination standards. A Senior Nutritionist is an individual with credentials, based upon nutritionist training, to use nutrition and health food science, food hygiene and related medical knowledge to provide nutrition guidance and disease prevention. Certification and qualification as a Senior Nutritionist provides assurance to the public that an individual has the training, experience and ability to act as professional with respect to nutritional foods, food hygiene and public safety.

We offer our clients personalized services, including educating them through seminars conducted by our nutritional counselor on the benefits of the products we distribute, maintaining sales offices at which our clients can engage in recreational and social activities where the products we offer are prominently displayed and can be picked up, conducting promotions with representatives of the manufacturers of the products, and encouraging customer loyalty with incentives such as rewards and discounts based upon the quantities of products purchased for individual use or sold to others. We believe that our marketing strategy which emphasizes ongoing personal contact and support, coaching and educating our clients as to the benefits of the products we distribute is ideally suited for selling nutritional products and builds confidence in and customer loyalty to our company and the products we sell. We believe that this is particularly the case in China where the middle class is growing in size yet, due to lax enforcement and limited laws and regulations, many manufacturers and distributors, particularly those of new and innovative products, are not trusted by consumers. Thus, although our focus is our clients, the manufacturers we work with get the benefit of the trust our clients have placed in us. Consequently, although certain of the products we distribute are produced by a variety of manufacturers, we require the manufacturer or distributor from which we purchase a product to provide us with exclusive distribution rights for an agreed upon time period within a prescribed territory or package the product so that while we are offering a product, it is distinct from products sold to our competitors.

The chart below presents our corporate structure:

AiXin Life International, Inc. (a Colorado corporation)
(formerly known as Mercari Communications Group, Ltd.)

100%

AiXin (BVI) International Group Co., Ltd (BVI)

100%

HK AiXin International Group Co., Limited (HK) (“AiXin HK”)

100%

Chengdu Aixin Zhonghong Biological Technology Co., Ltd (PRC) (“AiXin Zhonghong”)

Our executive offices are located at Hongxing International Business Building 2, 14th FL, No. 69 Qingyun South Ave., Jinjiang District, Chengdu City, Sichuan Province, China, and our telephone number is +86-400-6260600.

Products We Offer

We offer a variety of nutritional products, which change over time. In 2015 we offered 8 products; in 2016 we offered 11 products, in 2017 we offered 20 products and we currently offer 10 products. Our most popular products during 2017 were Oleesa Milk Powder, CO Q10 and D-Ribose Powder.

We source and purchase all our products through third party distributors and manufacturers which we carefully research before determining to distribute a product.

Marketing and Sales Strategy

We market and sell the products we offer directly to our clients, primarily utilizing person-to-person marketing to promote and sell our products. These personal marketing efforts are supported by various mediums, including our marketing content, educational events, open facilities and social business solutions. We believe our marketing strategy is effective because:

●	our nutritional counselor and her assistants can educate consumers about products face-to-face, which we believe is more effective for differentiating our products than using traditional mass-media advertising, particularly when introducing a new product to an older unsophisticated group of consumers in an environment where it is difficult to obtain accurate, reliable product information;

●	it provides for actual product demonstrations and trial by potential consumers;

●	it allows our nutritional counselor to provide personal testimonials of product efficacy; and

●	as compared to other marketing methods, our nutritional counselor and her assistants have the opportunity to provide consumers higher levels of service and encourage repeat purchases.

We market the products we offer to two types of clients: individuals who buy our products directly from us primarily for personal or family consumption; and individuals who personally buy, use and distribute our products to new clients.

We offer those clients who purchase for their own personal use high-quality, innovative products that provide demonstrable benefits. We attempt to obtain detailed personal information about each of our clients so that we can direct each of them to products that best suit their needs and begin to distribute new products that will appeal to our clients. We track the purchases made by every individual who purchases products directly from us. Based upon their purchasing history, we believe a significant majority of our clients purchase the products we sell primarily for personal or family consumption and are not actively pursuing the opportunity we offer to generate income by marketing and reselling products.

Our strategy for increasing the number of clients interested in selling the products we offer to others and developing new clients, and who demonstrate the ability to sell our products to others, is to provide them with compensation, in the form of quantity purchase discounts and other incentives, such as free meals, travel or vacations. We track the amount of products purchased and frequency of purchases by those clients who sell our products to others and reward them when we think it is appropriate

We offer our clients a customer satisfaction guarantee. Our sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As alternatives for the product return option, the customers have options of asking an exchange of the products with same value.

Because of restrictions on direct selling and multi-level market in Mainland China, we have structured our business model to avoid being placed in either category based on the guidance we have received from government officials, our interpretation of applicable regulations, our understanding of the practices of international direct selling companies operating in Mainland China, and our understanding as to how regulators are interpreting and enforcing the regulations.

Competition

Products

The category of nutritional products is very competitive and there are various channels through which such products are marketed to consumers, including direct selling, through the internet, in specialty retailers and the discounted channels of food, drug and mass merchandise. Aixin Zhonghong seeks to differentiate itself from this group by being familiar with its clients and providing a personalized sales experience, and focusing on after-sale services where sales employees focus on the consultative sales process through product education and the frequent contact and support that many sales employees have with the clients. From a competitive standpoint, there are many providers and sales outlets of nutritional products in China. We believe that none have effectively combined the product, personal coaching, education and the product access provided by our sales employees and, further, that these efforts are compounded by the peer pressure our clients generate through our organized group sales presentations.

Our Competitive Advantages / Strengths

Client Base

We have clients who primarily join for a discount on products they consume and introductions to new products they might desire, along with clients who also choose to profit by reselling our products. We currently have slightly in excess of 2,500 preferred clients, who purchase products for personal and family use, and 500 client distributors, who purchase products for their own use and for distribution to others. In addition, we have more than 7,000 “potential” clients, i.e., individuals who attended a marketing event or made two purchases within the past two months.

When customers purchase the products we offer, information such as the customer’s name and the products purchased, is entered into our computer system, enabling us to develop a profile of more active customers. We do not initially identify a new customer as a preferred client or client distributor, but monitor each member’ s purchase patterns over time in order to match products to their desires and, eventually, categorize them as a preferred customer or distributor.

We do not pay salaries or commissions to client distributors. It is our practice to offer client distributors discounts on quantity purchases and to reward them through incentives, such as free meals, travel or vacations.,

People become our clients for a number of reasons. Many first start out as consumers looking to improve their health through better nutrition and join simply to receive a better price on products they and their families consume and enjoy, while others join so they can resell our products and generate income.

Competitive Advantages

-	We study the attributes of new products which become available and after researching the benefits which they claim to offer we organize a group of professionals to experience and evaluate the products. Only after we have determined that a product is safe, manufactured in conformance with appropriate standards, and has a basis for the claims made, do we recommend a product to our clients. This process ensures our clients get safe, quality products that suit their personal needs and upon which they can rely.

-	Our clients vary greatly in age, background, health and physical condition. We organize activities and events so that we might learn each client’s family background, physical condition and personal health needs, and categorize them into different groups for different products. For example: “cardiovascular and cerebrovascular group”, “bones and joints”, and “heart health.”

-	We also focus on after-sale services. Due to the large number of clients that are in the middle-to-older aged groups, we have the ability to have products delivered to our clients’ homes by sales personal who can explain the product and demonstrate its use. Our sales personnel are available on a 24 hour basis for questions from clients. Once a client purchases a product, our in-house health advisors will contact him or her to give appropriate professional advice and consultation both over the phone, of face-to-face if needed.

Our Strategies

-	On-site Publicity. We have rooms available at our 14 sales offices throughout Chengdu at which our clients can gather to play cards, enjoy afternoon teas, and engage in other activities. The products we distribute are displayed at each of these sites along with appropriate literature and can be purchased by clients and visitors.

-	Marketing Events. We host large-scale marketing events for approximately 1000 participants four times each month and conduct events for approximately 500 participants four to five times each month. These events are held at our premises or at restaurants and catering halls. During each event products are demonstrated and our personnel explain the benefits of the products and, if available, representatives of the manufacturer or distributor are on hand to respond to questions or make a presentation. We use holidays, such as “National Day,” “New Year Day,” and “Mid-Autumn Day” as an opportunity to host large-scale themed activities or events appropriate for the season.

-	One-on-one marketing. Sales people will explain and market products to clients one-on-one at our facilities, during marketing events or at a client’s home or office, which gives a personal touch and more detailed explanation of products.

Seasonality

In general, there is no seasonality in the sales of nutrition products.

Regulation

General

The distribution of nutritional products is subject to many laws, governmental regulations, administrative determinations and guidance and similar constraints. Such laws, regulations and other constraints exist at the national, provincial and or local levels, including regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of products; (2) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by manufacturers and distributors of the products we offer, for which we may be held responsible; and (3) taxes. As a distributor, we are subject to only a portion of these laws and regulations. We believe that we are fully compliant with those applicable to our activities.

Products

Prior to commencing manufacture or distribution of a product, the manufacturer or distributor may be required to obtain an approval, license or certification from the national, provincial or local government in China. Although we attempt to determine whether all regulatory requirements have been met, we cannot monitor the manufacture of products and cannot be certain that all applicable regulations are satisfied. Moreover, even if we were to determine that a manufacturer or distributor had the requisite license or certification at the beginning of a relationship, we might not become aware if it were to forfeit any regulatory approvals or fail to adhere to applicable requirements.

Regulation of Nutritional Products.

Dietary supplements are subject to regulation by the China Food and Drug Administration. Mainland China has highly restrictive nutritional supplement product regulations. Products marketed as “health foods” are subject to extensive laboratory and clinical analysis by government authorities, and the product registration process in Mainland China generally takes one to two years, but may be substantially longer. We market both “health foods” and “general foods” in Mainland China. As a secondary distributor, we are not in a position to obtain any required license, though we may be held liable if we were to distribute a product which had not been properly tested and registered with the authorities. There is some risk associated with the common practice in Mainland China of marketing a product as a “general food” while seeking “health food” classification. If government officials feel the categorization of a product distributed by us is inconsistent with product claims, ingredients or function, this could end or limit our ability to market such products.

As the middle class has grown, the number of manufacturers and distributors of nutritional supplements in China has dramatically increased. Many of these enterprises have often ignored applicable laws and distributed adulterated or inferior products. We believe this has created a marketing opportunity which we have tried to exploit as a trusted source of products on which our clients can rely. To the extent our reputation results from reviewing and testing products prior to distributing them, and then distributing only products determined to be safe, it is incumbent upon us to ensure that the manufacturers and distributors upon which we rely are trustworthy. A failure by any of these third parties could cause substantial damage to our reputation, business and financial results.

Direct Selling and Multi-Level Marketing Regulations

Direct selling and multi-level marketing are two forms of marketing regulated by various national, provincial and local government agencies in China. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, including “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers.

Under PRC regulations, “direct selling” refers to a type of business mode in which a company recruits door-to-door salesmen to sell products directly to ultimate consumers outside the companies’ fixed places of business. Businesses engaged in “direct selling” are required to obtain a license from the PRC government. A direct selling company is required to provide vocational training for, and conduct an examination of, any sales promoter it recruits, and obtain a certificate for each sales promoter after the sales promoter has passed the examination. A direct selling company is also required, when commencing operations, to deposit RMB 20 million Yuan in a special account with a designated bank, which deposit is adjusted on a monthly basis to equal 15% of the operator’s sales from direct selling products up to RMB 0.1 billion.

We do not engage in direct selling activities subject to regulations prevalent in China since we do not employee sales personnel engaged in door-to-door sales outside our place of business.

Under PRC regulations, “multi-level marketing” refers to marketing, promotional and sales activities whereby organizers or operators take in new members and compensate each member based upon the number of new members introduced by such member, directly or indirectly, or based upon the level of sales generated by the members introduced by such member. The regulations also prohibit an organizer from requiring new members to deposit a sum of money as a condition to membership, or requiring that members recruit additional members to establish a multi-level relationship. PRC regulations distinguish direct selling from multi-level marketing in that all direct sellers are normally trained by the direct selling company and any direct seller is not allowed to develop new followers or form multiple levels.

We are not in the direct selling category or multi-level marketing category since (i) we do not pay salaries or commissions to our member distributors, who decide as a matter of personal preference whether to introduce our products to relatives or friends based on their own personal experience of usage and/or trust of our company’s products; (ii) we do not require individuals to deposit a sum of money to become a member; and (iii) we do not pay members to recruit individuals to join in or to form a multi-level relationship.

Nevertheless, the laws and regulations governing direct selling and multi-level marketing may be modified or reinterpreted from time to time, which may cause us to change our business model. Regulations are subject to discretionary interpretation by regulators and governmental authorities. There is often ambiguity and uncertainty with respect to the implication of direct selling and anti-pyramiding laws and regulations.

Employees

As of December 31, 2017, we had approximately 75 full-time employees, of which approximately 31 were in management and administration, 38 were sales personnel including 2 nutritional counselors. 6 are in public relations and sales support.

Corporate History

The registrant was incorporated under the laws of the State of Colorado on December 30, 1987 under the name Mercari Communications Group, Ltd. From 1988 until early in 1990, Mercari was engaged in the business of providing educational products, counseling, seminar programs, and publications such as newsletters to adults aged 30 to 50. Mercari registered its common stock with the Securities and Exchange Commission (the “SEC”) under the Exchange Act in 1988. Mercari’s business failed in early 1990. Mercari conducted no operating activities during the period from June 1, 1990 to August 31, 2001 and was considered dormant. During this period, the registrant failed to file required reports with the SEC under the Exchange Act.

During 2001, Mercari was reactivated. Mercari has filed all delinquent documents with the Colorado Secretary of State and federal and state tax authorities, and all reports required under the Exchange Act since 2002 and is now current in its reporting obligations under the Exchange Act.

From November 30, 2001 to March 1, 2004, Mercari was in the development stage.

On November 9, 2009, Mercari entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Algodon Wines & Luxury Development Group, Inc. or “Algodon” (formerly Diversified Private Equity Corporation or “DPEC”), a then privately-held Delaware corporation, and Kanouff, LLC (“KLLC”) and Underwood Family Partners, Ltd. (the “Partnership”), of which KLLC and the Partnership were the majority shareholders of the Company (the “Stock Purchase”). In connection with the Stock Purchase, Algodon purchased and the Company sold, 43,822,001 shares of common stock for $43,822, or $0.001 per share. In addition, Algodon purchased 200 shares of common stock from KLLC and 200 shares of common stock from the Partnership for $180,000 payable to each selling shareholder. Immediately following the closing of the transactions contemplated by the Stock Purchase Agreement, Algodon owned 43,822,401 shares of our common stock, or approximately 96.5% of our outstanding shares.

During each of the years since Mercari was reactivated, we had no revenue and had losses approximately equal to the expenditures required to reactivate and comply with filing and reporting obligations. Expenditures have been paid by Mercari from capital contributions and loans made by Mercari’s principal stockholders and entities controlled by Mercari’s directors.

In October 2016, Mr. Yao-Te Wang introduced Mr. Ethan Chuang, a representative of China Concentric Capital, Ltd. (“China Concentric”), to Mr. Quanzhong Lin. Mr. Wang was aware of the fact that Mr. Lin desired to acquire a publicly traded company in the United States which would then acquire an operating company in China and that Mr. Chuang was familiar with this process. Prior to the introduction, neither Mr. Lin nor Mr. Wang knew, or had any relationship to, China Concentric or Mr. Chuang. There were no written agreements between or among Mr. Lin and Mr. Wang, on the one hand, and China Concentric, or Mr. Chuang for the acquisition of our company or any other entity prior to December 21, 2016, when China Concentric entered into the Stock Purchase Agreement with Mr. Lin referred to below for the purchase of a controlling interest in our company.

On January 20, 2017, Algodon sold all of the 43,822,401 shares of our common stock which it owned, approximately 96.5% of our outstanding shares of common stock, to China Concentric, for $260,000, and assigned its right to the repayment of $150,087 of non-interest bearing advances to our company for working capital made over some period of time as our controlling stockholder, pursuant to a Stock Purchase Agreement dated December 20, 2016, as amended. Prior to entering into the Stock Purchase Agreement with Algodon, neither China Concentric nor any of its affiliates, had any relationship to, our company, Algodon or any of their respective affiliates, though China Concentric acquired the shares of Algodon with a view towards reselling them to Mr. Lin.

On February 2, 2017, Mr. Lin purchased 29,521,410 shares of our common stock, representing approximately 65% of our outstanding shares of common stock, from China Concentric for $300,000, pursuant to a Stock Purchase Agreement dated December 21, 2016, which resulted in a change in control of our company. The 29,521,410 shares are still being transferred from China Concentric to Mr. Lin. Mr. Lin is an accomplished Chinese entrepreneur who has founded pharmacies, retail outlets, companies which provide services in hotel management and global tourism, and AiXin Zhonghong,

Mr. Chuang was appointed a director and officer of our company upon the consummation of the Stock Purchase Agreement with Algodon, and continued to serve as a director and officer of our company following the acquisition by Mr. Lin of a controlling interest in our company until the consummation of the AiXin BVI Acquisition on December 12, 2017, discussed below. Mr. Lin was appointed a director and Chief Executive Officer of our company at the time he acquired a controlling interest in our company. At the time the acquisition of Aixin (BVI) was being structured, Mr. Lin and Mr. Chuang were our only officers and directors. Mr. Wang was appointed a director of our company to fill the vacancy created by the resignation of Mr. Chuang at the time of the acquisition of Aixin (BVI). Immediately prior to the consummation of the AiXin BVI Acquisition, we issued 15,074,695 shares of our common stock to each of Mr. Chuang, for executive services, and to Yao-Te Wang, for consulting services. We also paid Mr. Chuang $5,000 per month from February 2017 through December 2017, or a total of $55,000, for consulting services.

On December 12, 2017, we issued 227,352,604 shares of common stock to Mr. Lin, the sole stockholder of AiXin BVI, in exchange for his shares of AiXin BVI, pursuant to a Share Exchange Agreement. Mr. Lin now owns 256,874,014 shares of our common stock, approximately 80.78% of our outstanding shares. The terms of the Stock Purchase Agreement whereby China Concentric acquired control of our company, the terms of the Stock Purchase Agreement whereby controlled was transferred to Mr. Lin and the terms of the Share Exchange Agreement whereby we acquired Aixin (BVI), all reflect the negotiations among Mr. Lin, Mr. Wang and China Concentric as to their relative compensation for their contributions to our company.

Under applicable rules of the SEC. Messrs. Lin, Wang, Chuang and China Concentric are “promoters” of our company. Messrs. Lin, Wang, Chuang and China Concentric structured the foregoing stock purchase and share exchange transactions as part of the AiXin BVI Acquisition to obtain the share allocations and monetary benefits described below. China Concentric received 14,300,991 shares of our common stock (the difference between the 43,822,401 shares it purchased from Algodon and the 29,521,410 shares it sold to Mr. Lin), realized $40,000 (the difference between the $300,000 it received from Mr. Lin for the sale of the 29,521,410 shares sold to Mr. Lin and the $260,000 it paid Algodon for the 43,822,401 shares it purchased from Algodon), and an assignment of Algodon’s right to repayment for working capital advances in the aggregate amount of $150,807 which Algodon had made to our company as our controlling stockholder over some period of time, which indebtedness remains outstanding. Mr. Chuang received 15,074,695 shares of our common stock for serving as a director and officer of our company prior to the BVI Acquisition, and Yao-Te Wang received 15,074,695 shares of our common stock for consulting services and for serving as a director of our company following the BVI Acquisition.

Effective February 1, 2018, pursuant to Articles of Amendment to our Articles of Incorporation filed with the Secretary of State of Colorado, we changed our name to AiXin Life International., Inc. (“AiXin”).

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We require significant investment to expand or maintain the current level of our business.

We will require significant expenditures in the foreseeable future to fund our ongoing operations and future growth. We intend to fund our expenditures and growth out of internal sources of liquidity and/or through additional financing from external sources, including our principal stockholder. Given our recent results of operations, we cannot rely upon internally generated cash to expand or even maintain our current level of operations. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including:

●	our future financial condition, results of operations and cash flows;
●	the condition of the global and domestic financial markets; and
●	changes in the monetary policy of the PRC government with respect to bank interest rates and lending practices.

If we require additional funds and cannot obtain them on acceptable terms when required or at all, we may be unable to fulfill our working capital needs, upgrade our existing facilities or expand our business, and may have to reduce the level of our operations. These factors may also prevent us from entering into transactions that would otherwise benefit our business or implementing our future strategies. Any of these factors may have a material adverse effect on our business, financial condition and results of operations.

We incurred a substantial net loss in 2017 and may not be able to continue to operate as a going concern.

We suffered net losses of $4.26 million and $2.08 million for the years ended December 31, 2017 and 2016, respectively, and we had a stockholders’ deficit of $3.07 million as of December 31, 2017 and $2.02 million as of December 31, 2016. The report of our independent registered public accountants on our financial statements as of and for the year ended December 31, 2017 states that these factors raise uncertainty about our ability to continue as a going concern.

We face intense competition, and if we do not compete successfully against existing and new competitors, we may lose market share and suffer losses.

We face intense competition. We believe that our ability to compete depends upon many factors both within and beyond our control. Some of our current and potential competitors may have greater financial, marketing, user traffic and other resources than we have. Certain of our competitors may be able to devote greater resources to marketing and promotional campaigns and devote substantially more resources to website and system development than us. Increased competition may reduce our market share and require us to increase our marketing and promotional efforts, which could negatively affect our operating margins or force us to incur losses. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business, prospects, financial condition and results of operations.

We may have difficulty in managing our future growth and any associated increased scale of our operations.

We expect to expand through both organic growth and acquisitions. Our future expansion may place a significant strain on our managerial, operational, technical and financial resources. In order to better allocate our resources to manage our growth, we must hire, recruit and manage our workforce effectively and implement adequate internal controls in a timely manner. If we are unable to effectively manage our growth and the associated increased scale of our operations, our business, financial condition and results of operations could be materially and adversely affected.

Any damage to our reputation or our failure to enhance our recognition as a distributor of quality nutritional products may materially and adversely affect our business, financial condition and results of operations.

We believe that the market recognition and reputation we have achieved have significantly contributed to the success of our business. Maintaining and enhancing our reputation is critical to our success and ability to compete. Many factors, some of which are beyond our control, may negatively impact our reputation, such as:

●	any failure to maintain a pleasant and reliable experience for clients;
●	any adverse reaction of one or more of our clients to any product we distribute, including reactions caused by the delivery of inferior or adulterated products by one of our suppliers; and
●	any negative publicity about us, including any actual or perceived product quality problems.

If we are unable to maintain a good reputation, further enhance our recognition as a distributor of quality nutritional products, continue to develop our user loyalty and increase positive awareness of the products we offer, our results of operations may be materially and adversely affected.

Changes in economic conditions and consumer confidence in China may influence the market for nutritional products, consumer preferences and spending patterns.

Our business and revenue growth primarily depend on the size of the market for nutritional products in China. As a result, our revenue and profitability may be negatively affected by changes in national, regional or local economic conditions and consumer confidence in China. In particular, as we focus on our expansion in metropolitan markets, where living standards and consumer purchasing power are relatively high, we are especially susceptible to changes in economic conditions, consumer confidence and customer preferences of the urban Chinese population. External factors beyond our control that affect consumer confidence include unemployment rates, levels of personal disposable income, national, regional or local economic conditions, and acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns. A decrease in overall consumer spending as a result of changes in economic conditions could adversely affect our sales of nutritional supplements and negatively impact our profitability. In addition, acts of war or terrorism may cause damage to our facilities, disrupt the supply of the products we market and sell or adversely impact consumer demand. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to timely identify or otherwise effectively respond to changing customer preferences, and we may fail to optimize our product offering and inventory position.

The market for nutritional products in China is rapidly evolving and is subject to rapidly changing customer preferences that are difficult to predict. Our success depends on our ability to anticipate and identify customer preferences, and adapt our product selection to meet these preferences. In particular, we must optimize our product selection and inventory positions based on sales trends. We cannot provide assurance that our product selection will accurately reflect customer preferences at any given time. If we fail to accurately anticipate either the market for our products or customers’ purchasing habits or fail to respond to customers’ changing preferences promptly and effectively, we may not be able to adapt our product selection to customer preferences or make appropriate adjustments to our inventory positions, which could significantly reduce our revenue and have a material adverse effect on our business, financial condition and results of operations.

We market a relatively few nutritional products from a limited number of manufacturers.

We currently offer ten products including nutritional products and others. Unless we are able to significantly increase the number of nutritional and other products we market and sell and the number of manufacturers who distribute their products through our distribution channel, we will be unable to increase our revenues and become profitable.

Our business depends substantially on the continuing efforts of our executive officers and key employees, and our business may be severely disrupted if we lose their services.

We currently depend on the continued services and performance of the key members of our management team, in particular Mr. Quanzhong Lin, our President and Chief Executive Officer. Mr. Lin is our founder and his leadership has played an integral role in our growth. Our future success depends substantially on the continued efforts of our executive officers and key employees. If one or more of our executive officers or key employees were unable or unwilling to continue their service, we might not be able to replace them easily, in a timely manner, or at all, and our business may be severely disrupted, our financial conditions and results of operations may be materially and adversely affected and we may incur additional expenses to recruit, train and retain personnel.

Our key executives do not devote full time to our operations.

Mr. Quanzhong Lin, our President and Chief Executive Officer, is involved in a number of businesses and devotes approximately 60% of his working time to our operations. Our positive reputation is derived from Mr. Lin’s business success and standing in the community. If Mr. Lin does not devote sufficient attention to our business, our operations could suffer and our financial conditions and results of operations may be materially and adversely affected. If Mr. Lin’s other businesses should fail or if his reputation in the community should be impaired, our business could suffer and our financial conditions and results of operations may be materially and adversely affected.

Some of the other businesses operated by Mr. Lin or his affiliates may be deemed competitors of ours.

Mr. Quanzhong Lin is engaged in other businesses, such as the retail pharmacies and internet marketing, which distribute products which may be deemed competitive with products we distribute. Should such businesses prove more successful than ours, Mr. Lin could choose to focus his attention on such business which could cause him to fail to devote sufficient attention to our business, our operations could suffer and our financial conditions and results of operations may be materially and adversely affected

Our principal shareholder is not familiar with American business practices.

Mr. Quanzhong Lin, our founder and principal shareholder, is a citizen of the PRC and an active entrepreneur in Chengdu. Mr. Lin is not familiar with American business practices and is heavily influenced by the business culture in the PRC. Certain governmental entities pay bonuses or subsidies to individuals in China whose companies become publicly traded in America and there is a certain level of respect and prestige associated with being the Chinese principal of a company which is publicly traded in the U.S. Mr. Lin’s motivation for causing the business of AiXin Zhongdong to become a part of a U.S. publicly-traded company may differ from those of American entrepreneurs and his values may cause him to operate the business differently than would an American entrepreneur.

If we are unable to attract, train and retain qualified personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain qualified personnel, particularly management, technical and marketing personnel with expertise in nutritional products. Our sales and customer service teams are critical to maintaining the quality of our services as they frequently interact with our clients. We must continue to attract qualified personnel at a fast pace to increase the number of our clients and products we distribute. As we are still a relatively young company, our ability to train and integrate new employees into our operations may not meet the growing demands of our business. If we are unable to attract, train, and retain qualified personnel, our business may be materially and adversely affected.

Our business, financial condition and results of operations, as well as our ability to obtain financing, may be adversely affected by the downturn in the global or Chinese economy.

It is unclear whether the Chinese economy will resume its high growth rate. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China.

The sale of nutritional products may be affected by economic downturns. Our products may be viewed as discretionary by our clients, who may choose to discontinue or reduce spending on such products during an economic downturn. In such an event, our ability to retain existing clients and increase or maintain our sales will be adversely affected, which would in turn negatively impact our business and results of operations.

Moreover, a slowdown or disruption in the global or China’s economy may have a material and adverse impact on financing available to us. There is a risk that our business, results of operations and prospects would be materially and adversely affected by any global economic downturn or disruption or slowdown of China’s economy.

Future strategic alliances or acquisitions may have a material and adverse effect on our business, reputation and results of operations.

We may in the future enter into strategic alliances with various third parties to further our business purposes from time to time. Strategic alliances with third parties could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the counter-party, and an increase in expenses incurred in establishing new strategic alliances, any of which may materially and adversely affect our business. In addition, to the extent the strategic partner suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with such third parties, and we may have little ability to control or monitor their actions.

In addition, although we have no current acquisition plans, if we are presented with appropriate opportunities, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business, including businesses that are owned or controlled by Mr. Lin or his affiliates. Future acquisitions and the subsequent integration of new assets and businesses into our own would require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not generate the financial results we expect. Furthermore, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. In addition to possible shareholders’ approval, we may also have to obtain approvals and licenses from the relevant government authorities in the PRC for the acquisitions and to comply with any applicable PRC laws and regulations, which could result in increased costs and delay.

If we or our PRC subsidiaries acquire any domestic companies in China, such acquisition will be subject to PRC laws and regulations on foreign investment. We and our PRC subsidiaries are restricted or prohibited from directly acquiring interests in companies in certain industries under PRC laws and regulations. Our consolidated affiliated entities outside of the PRC are not subject to PRC laws and regulations on foreign investment and may acquire PRC companies operating in industries where foreign investments are restricted or prohibited. However, there are uncertainties with respect to the interpretation and application of PRC laws and regulations regarding indirect foreign investments in such industries.

We have limited business insurance coverage.

Insurance companies in China currently do not offer as extensive an array of insurance products as insurance companies do in more developed economies. We do not have any business liability or disruption insurance to cover our operations. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured occurrence of business disruption may result in our incurring substantial costs and the diversion of resources, which could have an adverse effect on our results of operations and financial condition.

Risks Related to Doing Business in China

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof.

Uncertainties in the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to you and us.

The PRC legal system is based on written statutes. Unlike common law systems, it is a system in which legal cases have limited value as precedents. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly increased the protections afforded to various forms of foreign or private-sector investment in China. Our PRC subsidiary is subject to laws and regulations applicable to various PRC laws and regulations generally applicable to companies in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

All of our assets and all of our clients are located in China. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

China’s economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over the PRC economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While China’s economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy, and may slow down in the future. Some of the government measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. Any stimulus measures designed to boost the Chinese economy may contribute to higher inflation, which could adversely affect our results of operations and financial condition. For example, certain operating costs and expenses, such as employee compensation and office operating expenses, may increase as a result of higher inflation.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our common stock.

The slowing economic growth in China may assert a negative impact on our operation and financial results.

According to several articles published by the Wall Street Journal, CNN, and BBC News in January 2016, after experiencing rapid growth for more than a decade, China’s economy has been hit by shrinking foreign and domestic demand, weak investment, factory overcapacity and oversupply in the property market, and has experienced a painful slowdown in the last two years. In 2017, China’s economy grew by 6.9%, compared with 7.3% a year earlier, marking its slowest growth in a quarter of a century. As the government tried to shift the growth engine away from manufacturing and debt-fueled investment toward the services sector and consumer spending, the outlook of the Chinese economy is uncertain.

In the next two to three years, China’s growth performance could deteriorate because of the overhang of its real estate bubble, massive manufacturing overcapacity, and the lack of new growth engines. China’s economy grew by 6.5% in 2017. If China’s economy fails to grow as previously expected, it may negatively affect our business operations and financial results.

Under the EIT Law, we may be classified as a PRC “resident enterprise” for PRC enterprise income tax purposes. Such classification would likely result in unfavorable tax consequences to us and our non-PRC shareholders and have a material adverse effect on our results of operations and the value of your investment.

Under the PRC Enterprise Income Tax Law, or the EIT Law, that became effective on January 1, 2008, an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. Under the implementation rules to the EIT Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and properties of an enterprise. In addition, a circular, known as SAT Circular 82, issued in April 2009 and amended in January 2014 by the State Administration of Taxation, or the SAT, specifies that certain offshore incorporated enterprises controlled by PRC enterprises or PRC enterprise groups will be classified as PRC resident enterprises if the following are located or resident in the PRC: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, company seal, and minutes of board meetings and shareholders’ meetings; and half or more of the senior management or directors having voting rights. Further to SAT Circular 82, the SAT issued a bulletin, known as SAT Bulletin 45, which took effect in September 2011, to provide more guidance on the implementation of SAT Circular 82 and clarify the reporting and filing obligations of such “Chinese-controlled offshore incorporated resident enterprises.” SAT Bulletin 45 provides procedures and administrative details for the determination of resident status and administration on post-determination matters. Although both SAT Circular 82 and SAT Bulletin 45 only apply to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreign individuals, the determining criteria set forth in SAT Circular 82 and SAT Bulletin 45 may reflect the SAT’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, PRC enterprise groups or by PRC or foreign individuals.

We are subject to the 25% enterprise income tax. However, since all of our activities are in China, we do not believe AiXin Zhonghong or our company meet all of the conditions to be classified as a PRC resident enterprise., However, if we engage in activities outside of Mainland China, the PRC tax authorities may classify AiXin Zhonghong or our company as a PRC resident enterprise, which would result in a number of unfavorable PRC tax consequences. First, we or our offshore subsidiaries will be subject to the uniform 25% enterprise income tax on our world-wide income, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations.

Furthermore, although dividends paid by one PRC tax resident enterprise to an offshore incorporated PRC resident enterprise controlled by PRC enterprises or PRC enterprise groups should qualify as “tax-exempt income” under the EIT Law and Bulletin 45, we cannot assure you that dividends paid by our PRC subsidiary to AiXin HK will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax on dividends, and the PRC tax authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes but not controlled by PRC enterprises or PRC enterprise groups.

Finally, dividends payable by us to our investors and gains on the sale of our shares may be become subject to PRC withholding tax.

We may not be able to obtain certain benefits under the relevant tax treaty on dividends paid by our PRC subsidiaries to us through AiXin HK.

We are a holding company incorporated under the laws of Colorado and as such rely on dividends and other distributions on equity from our PRC subsidiaries to satisfy part of our liquidity requirements. Pursuant to the EIT Law, a withholding tax rate of 10% currently applies to dividends paid by a PRC “resident enterprise” to a foreign enterprise investor, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for preferential tax treatment. Pursuant to a Notice 112 issued by the SAT in January 2008 and the Arrangement between the Mainland China and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Arrangement (Hong Kong), such withholding tax rate may be lowered to 5% if the PRC enterprise is at least 25% held by a Hong Kong enterprise at all times within the 12-month period immediately prior to distribution of the dividends and is determined by the relevant PRC tax authority to have satisfied other conditions and requirements under the Double Tax Avoidance Arrangement (Hong Kong) and other applicable PRC laws. Pursuant to a SAT Circular 601 issued by the SAT in October 2009, non-resident enterprises that cannot provide valid supporting documents as “beneficial owners” may not be approved to enjoy tax treaty benefits, and “beneficial owners” refers to individuals, enterprises or other organizations which are normally engaged in substantive operations. These rules also set forth certain adverse factors on the recognition of a “beneficial owner”. Specifically, they expressly exclude a “conduit company,” or any company established for the purposes of avoiding or reducing tax obligations or transferring or accumulating profits and not engaged in actual operations such as manufacturing, sales or management, from being a “beneficial owner.” Whether a non-resident company may obtain tax benefits under the relevant tax treaty will be subject to approval of the relevant PRC tax authority and will be determined by the PRC tax authority on a case-by-case basis. In June 2012, the SAT further provides in an announcement that a comprehensive analysis should be made when determining the beneficial owner status based on various factors supported by documents including the articles of association, financial statements, records of cash movements, board meeting minutes, board resolutions, staffing and materials, relevant expenditures, functions and risk assumption as well as relevant contracts and other information. Our Hong Kong subsidiary has not applied for the approval for a withholding tax rate of 5% from the local tax authority as our PRC subsidiaries have not paid dividends due to their loss-making status in the past and will not be able to pay dividends in the future until they have achieved accumulated profits. We plan to have our Hong Kong subsidiary assume some managerial and administrative functions, as well as conduct other business functions in the future. Once we implement such a plan, we do not believe that our Hong Kong subsidiary will be considered a conduit company as defined under SAT Circular 601. However, our Hong Kong subsidiary as currently situated may be considered a conduit company and we cannot assure you that the relevant PRC tax authority will agree with our view when our Hong Kong subsidiary applies to obtain tax benefits under the relevant tax treaty in the future. As a result, although our PRC subsidiary is currently wholly owned by our Hong Kong subsidiary, we may not be able to enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement (Hong Kong) and therefore be subject to withholding tax at a rate of 10% with respect to dividends to be paid by our PRC subsidiary to AiXin HK.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

In connection with the EIT Law, the Ministry of Finance and the SAT jointly issued a SAT Circular 59 in April 2009, and the SAT issued a SAT Circular 698 in December 2009. Both SAT Circular 59 and Circular 698 became effective retroactively on January 1, 2008.

According to SAT Circular 698, where a non-resident enterprise transfers the equity interests of a PRC “resident enterprise” indirectly by disposition of the equity interests of an overseas holding company, or an Indirect Transfer, and the overseas holding company is located in a tax jurisdiction that: (1) has an effective tax rate less than 12.5% or (2) does not tax foreign income of its residents, the non-resident enterprise, being the transferor, must report to the relevant tax authority of the PRC “resident enterprise” this Indirect Transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC withholding tax at a rate of up to 10%. SAT Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC “resident enterprise” to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction. In addition, the PRC “resident enterprise” is supposed to provide necessary assistance to support the enforcement of SAT Circular 698.

There is little guidance and practical experience as to the application of SAT Circular 698, and it is possible that the PRC tax authorities would pursue our offshore shareholders to conduct a filing regarding our offshore restructuring transactions where non-resident investors were involved and would request our PRC subsidiary to assist in providing such disclosures. In addition, if our offshore subsidiaries are deemed to lack substance they could be disregarded by the PRC tax authorities. As a result, we and our non-resident investors may become at risk of being taxed under SAT Circular 698 and may be required to expend valuable resources to comply with SAT Circular 698 or to establish that we should not be taxed under SAT Circular 698, which may have a material adverse effect on our financial condition and results of operations or the non-resident investors’ investments in us.

By promulgating and implementing these circulars, the PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of equity interests in a PRC resident enterprise by a non-resident enterprise. The PRC tax authorities have the discretion under SAT Circular 59 and SAT Circular 698 to make adjustments to the taxable capital gains based on the difference between the fair value of the equity interests transferred and the cost of investment. Although we currently have no confirmed plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the EIT Law and if the PRC tax authorities make adjustments under SAT Circular 59 or SAT Circular 698, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

PRC regulations establish complex procedures for some acquisitions of PRC companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

Six PRC regulatory agencies promulgated regulations effective on September 8, 2006 that are commonly referred to as the M&A Rules. The M&A Rules establish procedures and requirements that could make some acquisitions of PRC companies by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. In addition, national security review rules issued by the PRC governmental authorities in 2011 require acquisitions by foreign investors of domestic companies engaged in military-related or certain other industries that are crucial to national security to be subject to prior security review. Moreover, the Anti-Monopoly Law requires that the Ministry of Commerce shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. We may expand our business in part by acquiring complementary businesses. Complying with the requirements of the M&A Rules, security review rules and other PRC regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us, limit our ability to inject capital into our PRC subsidiaries, or otherwise expose us to liability and penalties under PRC law.

The PRC State Administration of Foreign Exchange, or the SAFE, promulgated in October 2005 a SAFE Circular 75 that requires PRC citizens or residents to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas equity financing involving a roundtrip investment whereby the offshore entity acquires or controls onshore assets or equity interests held by the PRC citizens or residents. In addition, such PRC citizens or residents must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to increases or decreases in investment amount, transfers or exchanges of shares, mergers or divisions, long-term equity or debt investments, external guarantees, or other material events that do not involve roundtrip investments. Subsequent regulations further clarified that PRC subsidiaries of an offshore company governed by the SAFE regulations are required to coordinate and supervise the filing of SAFE registrations in a timely manner by the offshore holding company’s shareholders who are PRC citizens or residents. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE branches. If our shareholders who are PRC citizens or residents do not complete their registration with the local SAFE branches, our PRC subsidiary may be prohibited from distributing its profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liabilities for our PRC subsidiary under PRC laws for evasion of applicable foreign exchange restrictions, including (1) the requirement by SAFE to return the foreign exchange remitted overseas within a period specified by SAFE, with a fine of up to 30% of the total amount of foreign exchange remitted overseas and deemed to have been evasive and (2) in circumstances involving serious violations, a fine of no less than 30% of and up to the total amount of remitted foreign exchange deemed evasive. Furthermore, the persons-in-charge and other persons at our PRC subsidiary who are held directly liable for the violations may be subject to criminal sanctions.

These foreign exchange regulations provide that PRC residents include both PRC citizens, meaning any individual who holds a PRC passport or resident identification card, and individuals who are non-PRC citizens but primarily reside in the PRC due to their economic ties to the PRC. We have requested PRC residents holding direct or indirect interest in our company to our knowledge to make the necessary applications, filings and amendments as required under SAFE Circular 75 and other related rules. However, we cannot assure you that all of our shareholders who are PRC citizens and hold interests in us have registered with the local SAFE branch as required under SAFE Circular 75. In addition, we may not be informed of the identities of all the PRC residents holding direct or indirect interest in our company, and we cannot provide any assurances that these PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by SAFE Circular 75 or other related rules. A failure by our PRC resident shareholders or future PRC resident shareholders to comply with the SAFE regulations, if SAFE requires it, could subject us to fines or other legal sanctions, restrict our cross-border investment activities, limit our PRC subsidiary’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Furthermore, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, if we decide to acquire a PRC domestic company, either we or the owners of such company, as the case may be, may not be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Fluctuations in exchange rates could have a material adverse effect on our results of operations and the value of your investment.

Substantially all of our revenues and expenditures are denominated in RMB. As the functional currency for our PRC subsidiary and consolidated affiliated entities is RMB, fluctuations in the exchange rate may cause us to incur foreign exchange losses on any foreign currency holdings they may have. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. If we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar, and the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. As a consequence, the Renminbi has fluctuated sharply since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. It is difficult to predict how long the current situation may last and when and how it may change again. There remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Significant revaluation of the Renminbi may have a material and adverse effect on your investment. For example, to the extent that we need to convert U.S. dollars we receive from securities offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In August 2015, the PRC Government devalued its currency by approximately 3%, represented the largest yuan depreciation for 20 years. Concerns remain that China’s slowing economy, and in particular its exports, will need a stimulus that can only come from further cuts in the exchange rate.

In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss, which is recorded as a component of other comprehensive income. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues, costs, and financial assets are denominated in RMB, while our reporting currency is the U.S. dollar. Accordingly, this may result in gains or losses from currency translation on our financial statements. We rely entirely on dividends from our operating subsidiary in China. Therefore, any significant fluctuation in the value of RMB may materially and adversely affect our cash flows, revenues, earnings, financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would, to the extent that we need to convert U.S. dollars into RMB for such purposes, make any new RMB denominated investments or expenditures more costly to us. An appreciation of RMB against the U.S. dollar would result in foreign currency translation gains for financial reporting purposes when we translate our RMB denominated financial assets into U.S. dollars, as the U.S. dollar is our reporting currency.

Dividends we receive from our subsidiaries located in the PRC may be subject to PRC withholding tax.

The EIT Law provides that a maximum income tax rate of twenty percent (20%) is applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within the PRC. However, the State Council has reduced such rate to ten percent (10%) through the implementation regulations. We are a Colorado holding company and all of our income is derived from our AiXin Zhonghong subsidiary located in the PRC. Therefore, dividends paid to us from China may be subject to the ten percent (10%) income tax if we are considered a “non-resident enterprise” under the EIT Law. If we are required under the EIT Law and its implementation regulations to pay income tax for any dividends we receive from our PRC subsidiaries, it may have a material and adverse effect on our net income and materially reduce the amount of dividends, if any, we may pay to our shareholders.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make the majority of our sales in China. PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct all of our business through AiXin Zhonghong, our subsidiary in the PRC. AiXin Zhonghong is subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the US, and substantially all the assets of these persons are located outside the US. As a result, it could be difficult for investors to effect service of process in the US or to enforce a judgment obtained in the US against our Chinese operations, subsidiary and affiliate.

You may have difficulty enforcing judgments against us.

We are a Colorado holding company, but AiXin BVI is a British Virgin Islands corporation, AiXin HK is a Hong Kong company, and our operating subsidiary AiXin Zhonghong, is located in the PRC. Virtually all of our assets are located outside the US and all of our current operations are conducted in the PRC. In addition, all of our directors and officers are residents of China. Substantially all of the assets of these persons are located outside the US. As a result, it may be difficult for you to effect service of process within the US upon these persons. It may also be difficult for you to enforce in US courts judgments predicated on the civil liability provisions of the US federal securities laws against us and our officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of US courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the US. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the US.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Risks Relating to Our Common Stock and Our Status as a Public Company

Our common stock is quoted on OTC Pink which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on OTC Pink under the symbol “AXIN”. The trading market for securities of companies quoted on OTC Pink or other quotation systems is substantially less liquid than the average trading market for companies listed on a national securities exchange. The quotation of our shares on OTC Pink or other quotation system may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the market price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Our Chief Executive Officer who is our principal stockholder has substantial influence over our company, and his interests may not be aligned with the interests of our other stockholders.

Quanzhong Lin, our President and Chief Executive Officer, owns approximately 80.78% of our outstanding shares. As a result, Mr. Lin has significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. As a result of this concentration of ownership, you and our other stockholders, acting alone, may not have the ability to determine the outcome of matters requiring stockholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage, delay or thwart efforts by third parties to take-over or effect a change in control of our company which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company, and may limit the price that investors are willing to pay for our common stock.

Our management is not familiar with the United States securities laws.

Our management is generally unfamiliar with the requirements of the U.S. securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the SEC and other regulatory authorities that could be costly, divert management’s attention and disrupt our business.

Our accounting personnel who are primarily responsible for the preparation and supervision of the preparation of our financial statements under generally accepted accounting principles in the U.S. have had no education or training in U.S. GAAP and SEC rules and regulations pertaining to financial reporting, which could impact our ability to prepare our financial statements and convert our books and records to U.S. GAAP.

We maintain our books and records in accordance with generally accepted accounting principles in the PRC, or PRC GAAP. Our accounting personnel in the PRC who have the primary responsibilities of preparing and supervising the preparation of financial statements under U.S. GAAP have had no education or training in U.S. GAAP and related SEC rules and regulations. As such, they may be unable to identify potential accounting and disclosure issues that may arise upon the conversion of our books and records from PRC GAAP to U.S. GAAP, which could affect our ability to prepare our financial statements in accordance with U.S. GAAP. We have taken steps to ensure that our financial statements are in accordance with U.S. GAAP, including our hiring of a U.S. accounting firm to work with our PRC accounting personnel and management to convert our books and records to U.S. GAAP and prepare our financial statements. However, the measures we have taken may not be sufficient to mitigate the foregoing risks. Furthermore, the need to comply with U.S. GAAP may require us to expend substantial amounts of resources and time that could divert our management’s attention and disrupt our business.

We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements, including establishing and maintaining internal controls over financial reporting, and we may be exposed to potential risks if we are unable to comply with these requirements.

As a public company we will incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these requirements. These rules will increase our legal and financial costs and will make some activities more time-consuming and costly.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which include strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. When we completed the acquisition of AiXin BVI, we adopted the financial reporting controls and disclosure controls and procedures of AiXin Zhonghong. The financial controls and disclosure controls and procedures of AiXin Zhonghong are not adequate for a public company. Among others weaknesses, the lack of familiarity of our accounting staff with US GAAP constitutes a material weakness in our controls for financial reporting. We have taken steps to rectify this weakness, including hiring a US accounting firm to work with our management and accounting personnel. There is no assurance, however, that the steps taken to date will be sufficient to rectify this material weakness. In the event that we fail to remedy the weaknesses in our controls over financial reporting and adopt appropriate disclosure controls and procedures, our financial reporting may be deficient and we may fail to comply with the reporting requirements of the Securities Exchange Act and other US securities laws, in which event, the market price of our common stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S. publicly-traded Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies that have completed reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity have focused on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to stockholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what affect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely impacted and your investment in our stock could be rendered worthless.

Techniques employed by manipulative short sellers in Chinese small-cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from the difference in the sale price of the borrowed securities and the purchase price of the replacement shares. As it is therefore in the short seller’s best interests for the price of the stock to decline, there have been incidents of short sellers publishing, or arranging to publish negative opinions in order to create negative market momentum. While traditionally these disclosed shorts have been limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, resulted in the selling of shares in the market, on occasion on a large scale and broad base. Issuers with business operations based in the PRC, that have limited trading volumes and that are susceptible to higher volatility levels than U.S. domestic large-cap stocks can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the SEC in Regulation Analyst Certification and, accordingly, the opinions they express may be based on distortion of the actual facts or, in some cases, fabrication of the facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called Anti-SLAPP statutes), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller. You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack and the rumors not dismissed by market participants, our stock will likely suffer from a temporary, or possibly long term, decline in market price.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors (“BOD”) and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	speculation about our business in the press or the investment community;

●	significant developments relating to our relationships with our customers or suppliers;

●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;

●	customer demand for our products;

●	investor perceptions of our industry in general and our Company in particular;

●	the operating and stock performance of comparable companies;

●	general economic conditions and trends;

●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

●	changes in accounting standards, policies, guidance, interpretation or principles;

●	loss of external funding sources; and

●	sales of our common stock, including sales by our directors, officers or significant stockholders; and departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

Under our Articles of Incorporation, our BOD has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board’s control over our company.

Our BOD by resolution may authorize the issuance of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance of such shares. The Board may determine the specific terms of the preferred stock, including: designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

The issuance of preferred stock may adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our company or make removal of management more difficult. As a result, the BOD’ ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect the market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 950 million shares of common stock. We have outstanding 317,988,089 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Item 2	Properties.

AiXin Zhonghong owns the following properties:

#69 Qingyun South Street, Building 2, 14th Floor, Unit # 1401 – 1415

Jinjiang District, Chengdu City

AiXin Zhonghong leases the following properties:

Sales Offices:

Location	Size (sq meters)	Annual Rental(RMB¥)	Expiration Date

#68 Linyuan Road East, Building 7
Peicheng District, Mianyang, Chengdu	86.36m2	¥22,000	12/19/2018

#99 Liucheng Avenue East,
Wenjiang District, Chengdu	126.6m2	¥66,000	06/09/2021

#236-238 Xintai Road West
Xindu District, Chengdu	71.14m2	¥36,000	12/27/2019

#287 Yihu Road West
Qingbaijiang District, Chengdu	70.19m2	¥33,600	10/12/2019

#17 Park Street
Jiangcheng Township, Jianyang, Chengdu	98m2	¥30,000	08/01/2021

#69 East Road, unit 1-4
Wujin Township, Xinjin County, Chengdu	227.06m2	¥33,000	05/30/2021

#69 Qingyun South Street, Building 2
Jinjiang District, Chengdu	248.77m2	¥60,000	05/28/2020

#1 Jianshe Road North, Jinyang Park
Yanjiang District, Ziyang, Chengdu	61.09m2	¥26,000	12/31/2022

#89 Anyang Road
Guanghan, Chengdu	25m2	¥15,600	07/03/2018

Item 3	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4	Mine Safety Disclosures.

Not applicable

PART II

Item 5	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Market Information

Our common stock is quoted on OTC Pink, prior to February 1, 2018 under the symbol “MCAR” and since February 1, 2018, under the symbol “AIXN.”

There exists only a very limited trading market for our common stock on the Pink tier of the OTC Markets (www.otcmarkets.com) with limited or no volume.

Holders

As of May 29, 2018, we had approximately 27 record holders of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our BOD will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, growth, capital requirements, and other factors, which our BOD may deem relevant.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2017.

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

Penny Stock Regulations

The SEC has regulations which generally define so-called “penny stocks” to be equity securities that have a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Recent Sales of Unregistered Equity Securities

On December 12, 2017, our BOD authorized the issuance of 15,074,695 shares of our common stock to Ethan Chuang, a director of our company until the AiXin Acquisition, for executive services, and the issuance of 15,074,695 shares of our common stock to each of Yao-Te Wang, who became a director upon consummation of the AiXin Acquisition, and Wanli Liu for consulting services. On January 15, 2018, our BOD determined that it is not in our best interests to issue any shares to Ethan Chuang and Wanli Liu because BOD believes they did not perform the services as expected. Mr. Chuang, Mr. Liu and the Company have not yet reached any agreement regarding this matter.

On December 12, 2017, we issued 227,352,604 shares of common stock to Quanzhong Lin, the sole stockholder of AiXin BVI, in exchange for his shares of AiXin BVI, pursuant to the Share Exchange Agreement.

The issuance of the shares to Mr. Wang, Ms. Liu and Mr. Lin, each of whom is not a “U.S. person”, as defined in Rule 902 of Regulation S under the Securities Act, was exempt from the registration requirements of the Securities Act under Regulation S. The issuance of the shares to Mr. Chuang, an “accredited investor,” was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D. The certificates evidencing the shares are endorsed with a restrictive Securities Act legend.

Item 6	Selected Financial Data.

This item does not apply to smaller reporting companies.

Item 7	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

Overview

On December 12, 2017, we entered into and closed a share exchange agreement, or the Share Exchange Agreement, with AiXin (BVI) International Group Co., Ltd. a British Virgin Islands corporation (“AiXin BVI”), and Quanzhong Lin, the owner of all of the outstanding shares of AiXin BVI, pursuant to which we acquired 100% of the outstanding capital stock of AiXin BVI 227,352,604 shares of our common stock (the “Share Exchange” or the “AiXin Acquisition”). After giving effect to the Share Exchange, we had outstanding 317,988,089 shares of common stock.

As a result of the Share Exchange, AiXin BVI became our wholly-owned subsidiary, and we now own all of the outstanding shares of HK AiXin International Group Co., Limited, a Hong Kong limited company (“AiXin HK”), which in turn owns all of the outstanding shares of Chengdu AiXin Zhonghong Biotechnology Co., Ltd., a Chinese limited company (“AiXin Zhonghong”), which markets and sells premium-quality nutritional products.in China.

AiXin BVI was incorporated on September 21, 2017 to serve as a holding company and AiXin HK was established in Hong Kong on February 25, 2016 to serve as an intermediate holding company. AiXin Zhonghong was established in the PRC on March 4, 2013, and on May 27, 2017, the local government of the PRC issued a certificate of approval regarding the foreign ownership of AiXin Zhonghong by AiXin HK. Neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017.

Prior to the AiXin Acquisition, Quanzhong Lin, our President and Chief Executive Officer, owned all of the outstanding shares of AiXin BVI and 29,521,410 shares of our common stock, approximately 65% of our outstanding shares. As a result of the Share Exchange, Mr. Lin now owns 256,874,014 shares of our common stock, approximately 80.78% of our outstanding shares.

For accounting purposes, the acquisition was accounted for as a reverse acquisition and has been treated as a recapitalization of Mercari Communications Group, Ltd. effected by a share exchange, with AiXin BVI as the accounting acquirer. Since neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017, the historical financial statements of AiXin Zhonghong are now the historical financial statements of our filings. The assets and liabilities of AiXin Zhonghong were brought forward at their book value and no goodwill has been recognized

We, through our indirectly owned AiXin Zhonghong subsidiary, mainly market and sell innovative consumer products in China by offering a comprehensive line of premium-quality nutritional products. We sell the products through our sales offices, exhibition events we organize and sponsor, as well as person-to-person marketing. Our revenue was primarily generated from the sales of our 20 products, which includes Oleesa Milk Powder, CO Q10, D-Ribose Powder, and other nutritional supplements. Our business mainly focuses on proactive approach to our customers such as hosting events for clients, which we believe is ideally suited to marketing our products because sales of nutrition products are strengthened by ongoing personal contact and support, coaching and education among the Company, our clients, and their clients towards a healthy and active lifestyle.

The chart below presents our corporate structure:

AiXin Life International, Inc. (a Colorado corporation)
(formerly known as Mercari Communications Group, Ltd.)

100%

AiXin (BVI) International Group Co., Ltd (BVI)

100%

HK AiXin International Group Co., Limited (HK) (“AiXin HK”)

100%

Chengdu Aixin Zhonghong Biological Technology Co., Ltd (PRC) (“AiXin Zhonghong”)

From April 2017 to July 2017, the Chinese Government worked with the Industrial and Commercial Bureau, Food and Drug Administration, Quality and Technology Supervision Bureau and Policy Department to regulate the Healthy Products Industry and crackdown on false advertising, illegal marketing and the distribution of adulterated products. As a result of this initiative, our promotional and marketing activities decreased, which resulted in a significant decrease in our sales. During this period, authorities requested manufacturers to cease production of various products distributed by us pending the examination and inspection of raw material supplies, technological processes of production, product quality and environment conservation. Only those manufacturers that passed inspections were allowed to continue production and release products into the market. Consequently, our purchases decreased during this period in 2017 due to the limited number of available products.

Even though our sales decreased during the year ended December 31, 2017 due to the government’s regulatory restrictions imposed upon the Health Products Industry, the number of our customers did not decrease. The government’s action was intended to eliminate businesses which were distributing adulterated products or making false marketing claims. We believe that the resulting decrease in our sales was temporary, and that as qualified manufacturers resume distribution of their products, our sales will increase. In addition, we will seek out other qualified sources of the products desired by our clients. We continue to work closely with our suppliers to make sure the products we offer meet governmental standards and are of high quality, and provide attractive and efficient marketing and promotion activities. We believe the demand for health products in China is increasing as a greater number of consumers become aware of the benefits of a healthy life style and can afford to purchase healthy products.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding:

	2017		2016
	$	% of Net Sales	$	% of Net Sales
Net sales	$688,095	100%	$3,082,725	100%
Cost of revenue	258,036	38%	1,352,742	44%
Gross profit	430,059	62%	1,729,983	56%
Operating expenses	5,547,336	806%	3,799,897	123%
Loss from operations	(5,117,277)	(744)%	(2,069,914)	(67)%
Non-operating income (expenses), net	862,063	125%	(10,298)	(0.3)%
Income tax expense	-	-%	-	-%
Net loss	$(4,255,214)	(619)%	$(2,080,212)	(67)%

Net Sales

Net sales for the year ended December 31, 2017 were $0.69 million, while net sales for the year ended December 31, 2016 were $3.08 million, a decrease of $2.39 million or 78%. The decrease in net sales was primarily due to the Company’s reduction in promotional and marketing activities in response to the government’s policy of strengthening the supervision of health products industry for avoiding false advertisement and unlawful marketing activities.

Cost of Revenue

Cost of revenue (“COR”) was $0.26 million in the year ended December 31, 2017, compared to $1.35 million in the year ended December 31, 2016, a decrease of $1.09 million or 81%. The decrease in our COR is attributable to the decrease in net sales. The COR as a percentage of net sales was 38% in 2017 compared to 44% in 2016, resulting from voluntary price cuts from suppliers for reducing their own inventories.

Gross Profit

Gross profit was $0.43 million in the year ended December 31, 2017, compared to $1.73 million in the year ended December 31, 2016, a decrease of $1.30 million or 75%. The decrease in our gross profit was mainly due to the decrease in net sales. Gross margin was 62% for 2017 and 56% for 2016 as a result of the decrease in the COR as a percentage of net sales.

Operating Expenses

Operating expenses were $5.55 million for the year ended December 31, 2017, compared to $3.80 million for the year ended December 31, 2016, an increase of $1.75 million or 46%. The increase in operating expenses was mainly due to the $3.62 million stock based compensation, partly offset by a $0.45 million decrease in selling expenses resulting from decreased net sales and a $1.44 million decrease in general and administrative expenses as a result of the scaled back operations.

Non-Operating Income/Expense, net

Net non-operating income was $0.86 million for the year ended December 31, 2017, compared to $0.01 million net non-operating expense for the year ended December 31, 2016, an increase of $0.87 million mainly due to the gain from disposal of fixed assets of $0.86 million.

Net Loss

Our net loss for the year ended December 31, 2017, was $4.26 million compared to $2.08 million for the year ended December 31, 2016, an increase of $2.18 million or 105%. The increase in net loss was mainly due to the lower gross profit and higher operating expenses, offset by higher non-operating income. Net loss as a percentage of net sales was 619% in the year ended December 31, 2017, compared to 67% in the year ended December 31, 2016. The increase in net loss as a percentage of net sales was mainly due to significantly lower net sales and the stock based compensation.

Liquidity and Capital Resources

As of December 31, 2017, cash and equivalents were $37,630, compared to $29,668 as of December 31, 2016. At December 31, 2017, we had a working capital deficit of $(4.79) million, largely flat compared to the $(4.83) million at December 31, 2016.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2017 and 2016, respectively.

	2017	2016
Net cash used in operating activities	$(459,214)	$(971,897)
Net cash used in investing activities	$(7,773)	$(272,468)
Net cash provided by financing activities	$473,100	$1,231,926

Net cash used in operating activities

Cash has historically been used in operations. Net cash used in operating activities was $0.46 million for the year ended December 31, 2017, compared to $0.97 million for the year ended December 31, 2016. The decrease of cash outflow was mainly due to increased cash inflow from unearned revenue of $0.52 million and from accounts receivable of $0.27 million.

Net cash used in investing activities

Net cash used in investing activities was $0.01 million for year ended December 31, 2017, compared to $0.27 million for year ended December 31, 2016. We paid $0.01 million for purchase of property and equipment in the year ended December 31, 2017, compared to $0.27 million in the year ended December 31, 2016.

Net cash provided by financing activities

Net cash provided by financing activities was $0.47 million for the year ended December 31, 2017, compared to $1.23 million in the year ended December 31, 2016. The net cash provided by financing activities in the years ended December 31, 2017 and 2016 was due to advances from a major shareholder of the Company for paying the company’s working capital needs.

Impact of Inflation

The general annual inflation rate in China was 1.4% in 2017 and 3.0% in 2016 according to the National Bureau of Statistics. Our results of operations may be affected by inflation, particularly rising prices for products and other operating costs.

Contractual Obligations

We have no long-term fixed contractual obligations or commitments.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our combined financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an uncombined entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any uncombined entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Contingencies

The Company’s former operations were conducted in the PRC and were subject to specific considerations and significant risks not typically associated with company in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments in China and foreign currency exchange. The Company’s results may be adversely affected by changes in PRC government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad and rates and methods of taxation, among other things.

The Company’s sales, purchases and expense transactions in China are denominated in RMB and all of the Company’s assets and liabilities in China are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current PRC law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

Significant Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

The accompanying financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of Aixin is Chinese Renminbi (‘‘RMB’’). The accompanying financial statements are translated from RMB and presented in U.S. dollars (“USD”).

Going Concern

The Company incurred net losses of $4.26 million and $2.08 million for the years ended December 31, 2017 and 2016 respectively. The Company also had a shareholders’ deficit of $3.07 million as of December 31, 2017. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by improving communications with suppliers to ensure sufficient and quality products supply, building a competitive and efficient sales force, providing attractive sales incentive program, increasing marketing and promotion activities, and minimize operating costs. The Company’s majority shareholder, Quanzhong Lin, plans to invest additional RMB 10 million into the Company by the end of July 2018 to help the Company’s working capital needs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the years ended December 31, 2017 and 2016, bad debt expense was $13,885 and $7,018, respectively. As of December 31, 2017 and December 31, 2016, the bad debt allowance was $24,524 and $9,475, respectively.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605, “Revenue Recognition”. Sales are recognized when a formal arrangement exists; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery of the products or services; no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of the Company is RMB. For financial reporting purposes, RMB is translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There was no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for 2017 and 2016 consisted of net loss and foreign currency translation adjustments.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect that these ASUs will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.

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

Item 7A	Item Quantitative And Qualitative Disclosures About Market Risk.

This item does not apply to smaller reporting companies.

Item 8	Financial Statements And Supplementary Data.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

Item 9	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None

Item 9A	Controls And Procedures.

Disclosure Controls and Procedures

Management of AiXin Life International, Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At December 31, 2017, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2017, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

We plan to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and BOD regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Our management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2017. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer have concluded that due to the absence of a financial staff with accounting and financial expertise and certain deficiencies in the design or operation of our internal control over financial reporting, our internal controls over financial reporting were not effective as of December 31, 2017.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the SEC do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

Item 9B. Other Information

Not applicable

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

The following table sets forth the names and ages of all directors and executive officers of the registrant as of the end of the last fiscal year and on the date of this report:

Name	Age	Position
Quanzhong Lin	39	Director, President and Chief Executive Officer
Yao-Te Wang	40	Director
Guolu Li	51	Chief Financial Officer

Quanzhong Lin has served as a director, President and Chief Executive Officer of our company since February 2, 2017. Mr. Lin is a highly active entrepreneur in China, and currently serves as Chairman of AiXin Company Group, a diversified company which he founded in 2008. In addition to Ai Xin Company Group, Mr. Lin has founded a number of companies located in Chengdu City, Sichuan Province, China, engaged in various types of business, including pharmacies, retail outlets, hotel management services and global tourism.

In 2009, Mr. Lin founded QingBaiJiang JinWanXiang Daily Necessities store, predecessor to Aixin Zhonghong Biotechnology Co., Ltd. From 2010 to 2013, Mr. Lin opened branches in Xindu and Xinjin district, officially entering the Chengdu market.

In September 2013, Mr. Lin founded Chengdu Aixin E-Commerce Company Ltd., which in the following twelve months opened branches in cities and counties including Huayuan and Wenjiang district, and Mianyang and Jianyang city. In April, 2015, Aixin E-commerce Co., Ltd. changed its name to Chengdu Aixin Zhonghong Biotechnology Co., Ltd., whose shares became listed on the Shanghai Stock Exchange (Ticker Symbol: 207448) in October 2015; and during 2015, Aixin Zhonghong opened branches in Dujiangyan City, and Chongzhou City.

In June 2014, Mr. Lin founded Chengdu Aixin Investment Co., Ltd.

From January, 2016 to March, 2016, Mr. Lin founded Chengdu Aixin International Travel Service Co., Ltd., Hongkong Aixin International Group Co., Ltd., and Chengdu Aixintang Pharmacy; and during 2016, Aixin Zhonghong opened branches in Huayang Township, Ziyang City, Guizhou Province, and Hubei Province.

Yao-Te Wang has served as a director of our company since December 12, 2017. Mr. Wang has been the Chief Executive Officer of Ivy Service Group (China), which is a transnational consultant company in China, since 2015. From January 2016 to June 2016, Mr. Wang participated the overall operation planning for Chongqing Cultural Assets and Equity Exchange. From June 2015 to January 2016, Mr. Wang helped with the overall brand strategy development for Swire Group, who merged the biggest baking brand in Southwest China within more than 150 million RMB. From September 2014 to February 2015, Mr. Wang was the chairman special assistant for JECUI Health Science Company. From July 2012 to August 2014, Mr. Wang was the Chief Executive Officer of Ivy Service Group (Taipei). From August 2007 to June 2012, Mr. Wang was an instructor of National Defense University (Taipei), taught International Politics and Economic Analysis. From September 2006 to August 2007, Mr. Wang was the Public Affair Officer of Marine Corps Headquarter (Kaohsiung). From January 2005 to June 2006, Mr. Wang was a graduate internship and assistant of New York City Council/Denver City Mayor Office. From September 2005 to January 2006, Mr. Wang worked as graduate internship at the McCann Group in New York City. From December 1999 to May 2003, Mr. Wang was the First Lieutenant at Platoon Leader and Psychological Counselor (Marine Corps). Mr. Wang received a Master’s degree in International Affairs at Columbia University in New York in 2006.

Guolu Li became our Chief Financial Officer on December 12, 2017. Mr. Li is a CPA who has served as managing director and Senior Accountant at Chengdu Bixin, an accounting firm, since August 2016. From October 2013 to July 2016, Mr. Li was Deputy Financial Director of Chengdu Geeya Science and Technology Co. (Shenzhen Stock Exchange). From August 2010 to May 2013, he was Senior Auditor at Sichuan HengKun CPA Co., Ltd. From December 2007 to July 2010, he was Manager of the Audit Department at Sichuan Zhonglian, an accounting firm. From July 2005 to December 2007, he was Chief Accountant at Shenzhen Heneng Group. From April 2000 to July 2005, he was Manager of the Finance Department at Chengdu Unionfriend Network Co. (Shenzhen Stock Exchange). From January 1999 to March 2000, he was Assistant Auditor at Sichuan Junhe, an accounting firm. From July 1989 to December 1998, he was General Assistant at Sichuan Petroleum Administration Bureau (SPA). Mr. Li received a Bachelor degree in Engineer Management from China University of Petroleum (Beijing), in July 1989.

There are no family relationships among any of our officers and directors.

Directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by the Board of Directors and hold office until the earliest of their death, resignation or removal from office.

Board Meetings; Committees and Membership

Our BOD held three meetings during the fiscal year ended December 31, 2017 (“fiscal 2017”). During fiscal 2017, each of the directors then in office attended more than 75% of the aggregate of the total number of meetings of the BOD.

Our BOD does not have standing audit, nominating or compensation committees. Instead, the functions that might be delegated to such committees are carried out by our BOD, to the extent required. Our BOD believes that the cost of establishing such committees, including the costs necessary to recruit and retain qualified independent directors to serve on our BOD and such committees and the legal costs to properly form and document the authority, policies and procedures of such committees, are not justified under our current circumstances.

Our BOD believes that its members have sufficient knowledge and experience to fulfill the duties and obligations of the audit committee. None of the current Board members is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. The Board has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication.

Our BOD does not currently have a policy for the qualification, identification, evaluation, or consideration of board candidates and does not think that such a policy is necessary at this time, because it believes that, given the limited scope of the Company’s operations, a specific nominating policy would be premature and of little assistance until the Company’s business operations are at a more advanced level. Currently the entire Board decides on nominees.

Our BOD does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Company does not have any restrictions on shareholder nominations under its articles of incorporation or bylaws. The only restrictions are those applicable generally under Colorado law and the federal proxy rules. The BOD will consider suggestions from individual shareholders, subject to an evaluation of the person’s merits. Shareholders may communicate nominee suggestions directly to the Board, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

Independent Directors

Yao-Te Wang is independent director as the term “independent” is defined by Nasdaq Marketplace Rule 5605(a)(2).

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to, earned by or accrued for, our directors during the fiscal year ended December 31, 2017.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Ethan Chuang(1)	$—	1,205,976	$—	—	—	55,000	(3)	$1,260,976
Yao-Te Wang(2)	$—	1,205,976	$—	—	—	0		$1,205,976

(1) Mr. Chuang served as a director from January 20, 2017 to December 12, 2017.

(2) Mr. Wang was appointed a director on December 12, 2017.

(3) Represents consulting fees.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us, we believe that during 2017 all of our officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements, except that Messrs. Lin, Chuang and Wang failed to file reports on Form 3 or Form 4 reporting their ownership of our shares of common stock.

Shareholders Communications

Shareholders may communicate with the BOD and individual directors by submitting their communications in writing to the Company’s Corporate Secretary at Hongxing International Business Building 2, 14th FL, No. 69 Qingyun South Ave., Jinjiang District, Chengdu City, Sichuan Province, China. Any communications received that are directed to the BOD will be processed by the Corporate Secretary and distributed promptly to the BOD or individual directors, as appropriate. If it is unclear from the communication received whether it was intended or appropriate for the Board, the Corporate Secretary will (subject to any applicable regulatory requirements) use his business judgment to determine whether such communications should be conveyed to the BOD.

Code of Ethics

Due to the limited scope of our current operations, the Company has not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions.

Item 11	Executive Compensation.

The following table sets forth information concerning compensation awarded to, earned by or paid to each individual who served as our chief executive officer for services rendered in all capacities during the year ended December 31, 2017. No other executive officer of our company received total annual salary and bonus compensation in excess of $100,000 for the year ended December 31, 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Quanzhong Lin, President(1)	2017	$12,429	$—	$12,429
	2016	$13,098	$—	$13,098
Ethan Chuang, President(2)	2017	$0	$—	0

(1) Mr. Lin was appointed President and CEO of the registrant on February 2, 2017. Amounts paid to Mr. Lin represent amounts paid as President and CEO of AiXin Zhonghong.

(2) Mr. Chuang served as President and CEO of the registrant from January 20, 2017 to February 2, 2017 and as Vice President from February 2, 2017 to December 12, 2017.

Mr. Lin does not have an employment agreement with the registrant.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers was granted any options or equity awards during the year ended December 31, 2017 or held any options or other equity awards at December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Change in Control

On February 2, 2017, Quanzhong Lin purchased 29,521,410 shares of our common stock, approximately 65% of our outstanding shares of common stock, for $300,000, from China Concentric pursuant to a Stock Purchase Agreement dated December 21, 2016. The 29,521,410 shares are still being transferred from China Concentric to Mr. Lin. China Concentric had purchased 43,822,001 shares of our common stock, approximately 96.5%, of our outstanding shares of common stock, from Algodon Wines & Luxury Development Group, Inc. (“Algodon”) on January 20, 2017, for $260,000 pursuant to a Stock Purchase Agreement dated December 20, 2016, as amended. Algodon also assigned to China Concentric all its right, title and interest to amounts payable to Algodon for non-interest bearing advances to our company, which advances, as of January 20, 2017 were $150,087, and any additional advances made to our company up until the closing date as set forth in the Stock Purchase Agreement.

On February 2, 2017, in conjunction with the closing of the sale to Mr. Lin, our then BOD elected Mr. Lin as a director, Chairman of the BOD, President and Chief Executive Officer of our company, effective upon the closing, and Ethan Chuang, who had served as President of our company since January 20, 2017, as Vice President of our company. Mr. Chuang, who was elected to BOD on January 20, 2017, served as a director of our company until December 12, 2017, the date of the AiXin Acquisition.

Mr. Lin, as the sole stockholder of AiXin Zhonghong, received 227,352,604 shares of our common stock in the Share Exchange, and now owns 256,874,014 shares of our common stock, approximately 80.78% of our outstanding shares.

Security Ownership

The following table sets forth information concerning beneficial ownership of our common stock as of May 15, 2018, by (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within 60 days of May 15, 2018, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person. As of May 15, 2018, we had outstanding 317,988,089 shares of common stock.

To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Directors and Executive Officers:

Quanzhong Lin, Chairman and CEO 9 An Rong Lu Jingniu, Bldg 4 Unit 163 Chengdu, Sichuan Province, China	256,874,014	80.78%

Yao-Te Wang, Director 704 No.9, Lane 14, Shijian St. Tainan City, Taiwan, R.O.C.	15,074,695	4.74%

All directors and executive officers as a group	271,948,709	85.52%

Item 13	Certain Relationships And Related Transactions, And Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2017, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Advance from a Shareholder

At December 31, 2017 and 2016, we had received an advance from a major stockholder of $988,380 and $2,095,064, respectively. The advance was payable on demand, and bore no interest.

Office Lease from a Major Shareholder

In May 2014, we entered a lease with our major shareholder for office use; the lease term was for an initial term of three years and the monthly rent was RMB 5,000 ($721). We renewed the lease in May 2017 for another three years until May 28, 2020, with monthly rent of RMB 5,000 ($721), payable quarterly.

Stock Issuances

On December 12, 2017, our BOD authorized the issuance of 15,074,695 shares of our common stock to each of Ethan Chuang, a director of our company until the AiXin Acquisition, and Yao-Te Wang, who became a director upon consummation of the AiXin Acquisition, for executive services. On January 15, 2018, our BOD determined it is not in our best interests to issue any shares to Ethan Chuang because BOD believes he did not perform the services as expected. Mr. Chuang and the Company have not yet reached any agreement regarding this matter.

As of the date of this report, we do not have in place any policies with respect to whether we will enter into agreements with related persons in the future.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, had any material interest, direct or indirect, in any transaction that occurred since January 1, 2017, or in any proposed transaction, which has materially affected or will affect the Company.

Item 14	Principal Accountant Fees And Services.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal years ended December 31, 2017 and December 31, 2016:

	Fiscal year ended December 31,
	2017	2016

Audit Fees	$235,355	$50,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$235,355	$50,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Board of Directors’ Pre-Approval Policies

Our BOD policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the BOD regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The BOD may also pre-approve particular services on a case-by-case basis.

Our BOD reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2017 fiscal year. The BOD also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our BOD considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the BOD has determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2016 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements Years Ended 12/31/2017 and 12/31/2016

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit No.	Description

2.1	Share Exchange Agreement, dated as of December 12, 2017, among the Company, AiXin BVI, AiXin HK, AiXin Zhonghong and the stockholders of Aixin Zhonghong (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017 as filed with the SEC on January 16, 2018).

3.4	Bylaws of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

10.1	Stock Purchase Agreement dated December 20, 2016, between Algodon and China Concentric, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 as filed with the SEC on September 6, 2017).

10.2	Stock Purchase Agreement dated December 21, 2016, between China Concentric and Quanzhong Lin. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 as filed with the SEC on September 6, 2017).

10.3	Executive Services And Separation Agreement with Ethan Chuang (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

10.4	Consulting Agreement with Yao-Te Wang (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

10.5	Consulting Agreement with Wanli Liu (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

16.1	Letter from BloomSchoen, the Company’s former registered independent public accountants, dated July 18, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2017.)

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 26, 2018	By:	/s/ Quanzhong Lin
Quanzhong Lin Chief Executive Officer (Principal Executive Officer

	By:	/s/ Guolu Li
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 26, 2018.

Signature	Title

Chief Executive Officer and a Director
/s/ Quanzhong Lin	(Principal Executive Officer)
Quanzhong Lin
Chief Financial Officer and a Director
/s/ Guolu Li	(Principal Financial Officer)
Guolu Li

Report of Independent Registered Public Accounting Firm

To Shareholders and the Board of Directors of

Aixin Life International, Inc

Opinion on the financial statements

We audited the accompanying consolidated balance sheets of Aixin Life International, Inc (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred net losses of $4.26 million and $2.08 million for the years ended December 31, 2017 and 2016 respectively. The Company also had a shareholders’ deficit of $3.07 million as of December 31, 2017. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern.

We have served as the Company’s auditor since 2017.

/s/ MJF & Associates

MJF & Associates

Los Angeles, California

June 26, 2018

AIXIN LIFE INTERNATIONAL, INC.

BALANCE SHEETS

	As of December 31,
	2017	2016
ASSETS

CURRENT ASSETS
Cash & equivalents	$37,630	$29,668
Accounts receivable, net	32,362	175,259
Other receivables and prepaid expenses	22,023	3,782
Advances to suppliers	2,435	105,455
Deferred commission	422,594	335,110
Deferred travel cost	277,261	176,187
Inventory	48,902	46,570

Total current assets	843,207	872,031

NONCURRENT ASSETS
Property and equipment, net	1,719,012	2,816,934

Total non-current assets	1,719,012	2,816,934

TOTAL ASSETS	$2,562,219	$3,688,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$58,028	$35,191
Unearned revenue	2,691,428	2,066,550
Taxes payable	1,290,550	1,193,050
Accrued liabilities and other payables	603,947	314,475
Advance from shareholder	988,380	2,095,064

TOTAL LIABILITIES	5,632,333	5,704,330

STOCKHOLDERS’ DEFICIT
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 950,000,000 shares authorized; 317,988,089 and 272,764,004 shares issued and outstanding as of December 31, 2017 and 2016, respectively	3,180	2,728
Paid in capital	3,371,857	13,674
Statutory reserve	11,721	11,721
Accumulated deficit	(6,386,718)	(2,131,504)
Accumulated other comprehensive income (loss)	(70,154)	88,016

TOTAL STOCKHOLDERS’ DEFICIT	(3,070,114)	(2,015,365)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,562,219	$3,688,965

The accompanying notes are an integral part of these consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2017	2016

Net sales	$688,095	$3,082,725
Cost of Revenue	258,036	1,352,742

Gross profit	430,059	1,729,983

Operating expenses
Selling expenses	698,331	1,152,555
General and administrative expenses	4,820,652	2,640,324
Provision for bad debts	13,885	7,018
Asset impairment loss	14,468	-

Total operating expenses	5,547,336	3,799,897

Loss from operations	(5,117,277)	(2,069,914)

Non-operating income (expenses)
Financial expense	(761)	(669)
Gain from disposal of fixed assets	863,369	-
Other income	35,871	51,445
Other expense	(36,416)	(61,074)

Total non-operating income (expenses), net	862,063	(10,298)

Loss before income tax	(4,255,214)	(2,080,212)

Income tax expense	-	-

Net loss	(4,255,214)	(2,080,212)

Other comprehensive items
Foreign currency translation gain (loss)	(158,170)	89,979

Comprehensive loss	$(4,413,384)	$(1,990,233)

Loss per share - Basic and diluted	$(0.015)	$(0.008)

Weighted average shares outstanding	275,242,036	272,764,004

The accompanying notes are an integral part of these consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,255,214)	$(2,080,212)
Depreciation	196,658	211,114
Provision for bad debts	13,885	7,018
Impairment of inventory	14,468	-
Stock based compensation	3,617,927	-
Capital gain from disposal of fixed assets	(863,369)	-
Increase (decrease) in assets
Accounts receivable	134,848	(135,369)
Other receivables and prepaid expenses	(17,322)	(3,010)
Advances to suppliers	105,898	156,923
Deferred commission	(62,890)	(131,129)
Deferred travel cost	(86,092)	(28,044)
Inventory	(13,748)	148,020
Increase (decrease) in liabilities:
Accounts payable	19,744	24,789
Unearned revenue	470,031	(47,785)
Taxes payable	17,909	655,962
Accrued liabilities and other payables	248,053	249,826

Net cash (used in) operating activities	(459,214)	(971,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,773)	(272,468)

Net cash used in investing activities	(7,773)	(272,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholder	473,100	1,231,926

Net cash provided by financing activities	473,100	1,231,926

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	1,849	(2,312)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	7,962	(14,751)

CASH & EQUIVALENTS, BEGINNING OF YEAR	29,668	44,419

CASH & EQUIVALENTS, END OF YEAR	$37,630	$29,668

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Proceeds from disposal of fixed assets as repayment for advance from shareholder	$1,910,867	$-

The accompanying notes are an integral part of these consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2017 AND 2016

						Accumulated
						Other	Total
	Common Stock		Paid-in	Statutory	(Accumulated)	Comprehensive	Stockholders’
	Shares	Amount	Capital	Reserve	Deficit)	Income (Loss)	Deficit
Balance, January 1, 2016	272,764,004	$2,728	$13,674	$11,721	$(51,292)	$(1,963)	$(25,132)
Net loss	-	-	-	-	(2,080,212)	-	(2,080,212)
Foreign currency translation gain	-	-	-	-	-	89,979	89,979
Balance, December 31, 2016	272,764,004	2,728	13,674	11,721	(2,131,504)	88,016	(2,015,365)

Recapitalization upon reverse merger	-	-	(259,292)	-	-	-	(259,292)
Stocks to be issued for services	45,224,085	452	3,617,475	-	-	-	3,617,927
Net loss	-	-	-	-	(4,255,214)	-	(4,255,214)
Foreign currency translation loss	-	-	-	-	-	(158,170)	(158,170)
Balance, December 31, 2017	317,988,089	$3,180	$3,371,857	$11,721	$(6,386,718)	$(70,154)	$(3,070,114)

The accompanying notes are an integral part of these consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Aixin Life International, Inc. (the “Company” or “Aixin” or “we”) was incorporated under the laws of the State of Colorado on December 30, 1987 under the name Mercari Communications Group, Ltd (“Mercari”). From 1988 until early 1990, Mercari was engaged in the business of providing educational products, counseling, seminar programs, and publications such as newsletters to adults aged 30 to 50. Mercari registered its common stock with the Securities and Exchange Commission (the “SEC”) under the Exchange Act in 1988. Mercari’s business failed in 1990. Mercari conducted no operating activities from June 1, 1990 to August 31, 2001 and was considered dormant.

During 2001, Mercari was reactivated. From November 30, 2001 to March 1, 2004, Mercari was in the development stage.

On November 9, 2009, Mercari entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Algodon Wines & Luxury Development Group, Inc. or “Algodon” (formerly Diversified Private Equity Corporation or “DPEC”), a then privately-held Delaware corporation, and Kanouff, LLC (“KLLC”) and Underwood Family Partners, Ltd. (the “Partnership”), of which KLLC and the Partnership were the majority shareholders of the Company (the “Stock Purchase”). In connection with the Stock Purchase, Algodon purchased and the Company sold, 43,822,001 shares of common stock for $43,822, or $0.001 per share. In addition, Algodon purchased 200 shares of common stock from KLLC and 200 shares of common stock from the Partnership for a purchase price of $180,000 payable to each selling shareholder. Immediately following the closing of the transactions contemplated by the Stock Purchase Agreement, Algodon owned an aggregate of 43,822,401 shares of the Company’s common stock, or approximately 96.5% of our outstanding shares.

During each of the years since Mercari was reactivated, the Company had no revenue and had losses approximately equal to the expenditures required to reactivate and comply with filing and reporting obligations. Expenditures were paid by Mercari from capital contributions and loans made by Mercari’s principal stockholders and entities controlled by Mercari’s directors.

On January 20, 2017, Algodon sold all of the 43,822,401 shares of the Company’s common stock which it owned, approximately 96.5% of the Company’s outstanding shares, to China Concentric, for $260,000, and assigned its right to the repayment of $150,087 of non-interest bearing advances to the Company for working capital made over some period of time as the Company’s controlling stockholder, pursuant to a Stock Purchase Agreement dated December 20, 2016, as amended. Prior to entering into the Stock Purchase Agreement with Algodon, neither China Concentric nor any of its affiliates had any relationship to the Company, Algodon or any of their respective affiliates.

On February 2, 2017, Mr. Quanzhong Lin purchased 29,521,410 shares of the Company’s common stock, approximately 65% of its outstanding shares of common stock, from China Concentric for $300,000, pursuant to a Stock Purchase Agreement dated December 21, 2016, which resulted in a change in control of our company.  The 29,521,410 shares are still being transferred from China Concentric to Mr. Lin.

On December 12, 2017, the Company issued 227,352,604 shares of common stock to Mr. Lin, the sole stockholder of AiXin (BVI) International Group Co., Ltd. a British Virgin Islands corporation (“AiXin BVI”), for his shares of AiXin BVI, pursuant to a Share Exchange Agreement. Mr. Lin now owns 256,874,014 shares of the Company’s common stock, approximately 80.8% of its outstanding shares.

As a result of the Share Exchange, AiXin BVI became the Company’s wholly-owned subsidiary, and the Company now owns all of the outstanding shares of HK AiXin International Group Co., Limited, a Hong Kong limited company (“AiXin HK”), which in turn owns all of the outstanding shares of Chengdu AiXin Zhonghong Biological Technology Co., Ltd., a Chinese limited company (“AiXin Zhonghong”), which markets and sells premium-quality nutritional products in China.

AiXin BVI was incorporated on September 21, 2017 to serve as a holding company and AiXin HK was established in Hong Kong on February 25, 2016 to serve as an intermediate holding company. AiXin Zhonghong was established in the PRC on March 4, 2013, and on May 27, 2017, the local government of the PRC issued a certificate of approval regarding the foreign ownership of AiXin Zhonghong by AiXin HK. Neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017.

For accounting purposes, the acquisition was accounted for as a reverse acquisition and was treated as a recapitalization of Mercari effected by a share exchange, with AiXin BVI as the accounting acquirer. Since neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017, the historical financial statements of AiXin Zhonghong are now the historical financial statements of the Company. The assets and liabilities of AiXin Zhonghong have been brought forward at their book value and no goodwill has been recognized.

Effective February 1, 2018, pursuant to Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of Colorado, the Company changed its name to AiXin Life International., Inc.

The Company, through its indirectly owned AiXin Zhonghong subsidiary, mainly develops and distributes innovative consumer products by offering a comprehensive line of premium-quality nutritional products. The Company sells the products through exhibition events, conferences, as well as person-to-person marketing. During 2017, the Company’s revenue was primarily generated from sales of 20 products, which include Oleesa Milk Powder, CO Q10, D-Ribose Powder, and other nutritional supplements. The Company’s business mainly focuses on a proactive approach to its customers such as hosting events for clients, which it believes is ideally suited to marketing its products because sales of nutrition products are strengthened by ongoing personal contact and support, coaching and education of its clients, as to the benefits of a healthy and active lifestyle.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of Aixin is Chinese Renminbi (‘‘RMB’’). The accompanying financial statements are translated from RMB and presented in U.S. dollars (“USD”).

Going Concern

The Company incurred net losses of $4.3 million and $2.1 million for the years ended December 31, 2017 and 2016 respectively. The Company also had a shareholders’ deficit of $3.1 million as of December 31, 2017. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by improving communications with suppliers to ensure sufficient and quality products supply, building a competitive and efficient sales force, providing attractive sales incentive program, increasing marketing and promotion activities, and minimize operating costs. The Company’s majority shareholder, Quanzhong Lin, plans to invest additional RMB 10 million into the Company by the end of July 2018 to help the Company’s working capital needs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the years ended December 31, 2017 and 2016, bad debt expense was $13,885 and $7,018, respectively. As of December 31, 2017 and December 31, 2016, the bad debt allowance was $24,524 and $9,475, respectively.

Inventory

Inventory mainly consists of health supplement products. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company recorded inventory impairment of $14,468 and $0 at December 31, 2017 and 2016, respectively.

In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory,” which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and impairment losses, if any. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with 5% salvage value and estimated lives as follows:

Building	20 years
Office furniture	5 years
Electronic Equipment	3 years
Vehicles	5 years

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, but at least annually.

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2017 and December 31, 2016, there was no significant impairments of its long-lived assets.

Income Taxes

Income taxes are accounted for using an asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company follows Accounting Standards Codification (“ASC”) Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.

At December 31, 2017 and 2016, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605, “Revenue Recognition”. Sales are recognized when a formal arrangement exists; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery of the products or services; no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

The Company’s sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As alternatives for the product return option, the customers have options of asking an exchange of the products with same value. The amount for return of products was immaterial for the years ended December 31, 2017 and 2016.

Cost of Revenue

Cost of revenue (“COR”) consists primarily of cost of purchasing inventory. Write-down of inventory to lower of cost or market is also recorded in COR.

Concentration of Credit Risk

The operations of the Company are in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, and by the general state of the PRC economy.

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is covered by insurance up to RMB 500,000 ($72,500) per bank. The Company has not experienced any losses in such accounts and believes they are not exposed to any risks on their cash in these bank accounts.

Statement of Cash Flows

In accordance with ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based on the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Fair Value (“FV”) of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and accounts payable, carrying amounts approximate their FV due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the FV of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

Fair Value Measurements and Disclosures

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The three levels are defined as follow:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
●	Level 3 inputs to the valuation methodology are unobservable and significant to the FV measurement.

As of December 31, 2017 and 2016, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of the Company is RMB. For financial reporting purposes, RMB is translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There was no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for 2017 and 2016 consisted of net loss and foreign currency translation adjustments.

Earnings per Share

Basic loss per share is computed on the basis of the weighted average number of common stock outstanding during the period.

Diluted loss per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted loss per share are excluded from the calculation.

Dilution is computed by applying the treasury stock method for options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

As of December 31, 2017 and 2016 and for the years then ended, the Company did not have any potentially dilutive instruments.

Stock-Based Compensation

The Company periodically grants stock options and warrants to employees and non-employees in non-capital raising transactions as compensation for services rendered. The Company accounts for stock option and stock warrant grants to employees based on the authoritative guidance provided by the FASB where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and stock warrant grants to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is determined based upon the measurement date at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option or warrant grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

For the year ended December 31, 2017, the Company’s board of directors (“BOD”) authorized the issuance of 45,224,085 shares of common stock to three individuals for services rendered to the Company. The stock-based compensation was valued at $3,617,927 based on the Company’s stock price at the date of agreement and was vested immediately for services already rendered. On January 15, 2018, the Company’s BOD determined that it is not in the Company’s best interests to issue any shares to two of the three individuals because BOD believes the two individuals did not perform the services as expected. The two individuals and the Company have not yet reached any agreement regarding this matter.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker organizes segments within the Company for making operating decisions assessing performance and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Management determined that the Company’s operations constitute a single reportable segment in accordance with ASC 280. The Company operates exclusively in one business and industry segment: sale of health supplement products.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect that these ASUs will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.

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

3. DEFERRED COMMISSION

The Company paid commission to its salesmen based on cash collected from the sales. The Company calculated and paid commission based on certain proportion of monthly cash receipts from sales; however, the customers sometimes delays taking delivery of the products after payment is made to the Company, which is recorded as unearned revenue. Accordingly, the Company only recognizes current commission cost as the related revenue is recognized. Commission expenses are recorded as selling expenses. As of December 31, 2017 and 2016, the Company had deferred commission of $422,594 and $335,110 respectively.

4. DEFERRED TRAVEL COST

As part of the Company’s sales incentive program, the Company occasionally provided free travel to its customers whose prepayment to purchase the Company’s products reached to certain amount. There are different travel incentive offering to its customers based on amount received from each customer. The Company recorded the to-be-provided free travel cost when cash is collected from customers as deferred travel cost with corresponding account of accrued travel cost, and recorded as net of sales once the prepayment from customers was recognized as revenue. As of December 31, 2017 and 2016, the Company had deferred travel cost of $277,261 and $176,187, respectively.

5. INVENTORY

Inventory consisted of the following at December 31, 2017 and 2016:

	2017	2016
Finished goods – health supplements	$63,930	$46,570
Less: Inventory impairment allowance	(15,028)	-
Total	$48,902	$46,570

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2017 and 2016:

	2017	2016
Office furniture	$242,613	$226,385
Building	1,600,118	2,641,211
Vehicle	225,636	211,639
Electronic equipment	14,041	6,776
Total	2,082,408	3,086,012
Less: Accumulated depreciation	(363,396)	(269,078)
Net	$1,719,012	$2,816,934

Depreciation for the years ended December 31, 2017 and 2016 was $196,658 and $211,114, respectively.

During the year ended December 31, 2017, the Company sold a building for RMB 13,060,000 ($1,932,410). The net proceeds after commissions and taxes of RMB 12,914,407 ($1,910,867) were paid to the majority shareholder as repayment for advance from shareholder.

7. TAXES PAYABLES

Taxes payable consisted of the following at December 31, 2017 and 2016:

	2017	2016
Income	$37,629	$35,295
Value-added	1,149,055	1,075,161
City construction	50,218	47,137
Education	35,882	33,680
Other	17,766	1,777
Taxes payable	$1,290,550	$1,193,050

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2017 and 2016:

	2017	2016
Accrued liability – travel cost (see Note 4)	$88,864	$114,726
Salary payable	97,393	53,714
Other payables	417,690	146,035
Total	$603,947	$314,475

Other payables mainly consisted of payables for employees’ social insurance and disabled employment security fund of $242,075 and commission payable of $103,736 at December 31, 2017; and payables of employees’ social insurance and disabled employment security fund of $128,927 at December 31, 2016, respectively.

9. RELATED PARTY TRANSACTIONS

Advance from a Shareholder

At December 31, 2017 and 2016, the Company had advance from a major shareholder of $988,380 and $2,095,064, respectively. The advance was payable on demand, and bore no interest.

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for office use; the lease term was three years until May 2017 with an option to renew. The monthly rent was RMB 5,000 ($721), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease in May 2017 for another three years until May 28, 2020 with month rents of RMB 5,000 ($721), payable quarterly. The future annual minimum lease payment at December 31, 2017 is $8,652 for each of the years ending December 31, 2018, and 2019, and $4,326 for the year ending December 31, 2020.

10. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the year ended December 31, 2017 and 2016, and has recorded income tax provision for the periods.

Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises). However, the Company enjoys 10% preferential income tax rate for taxable income of RMB 0.5 million ($72,000) or less with a ‘Small Business’ status. The following table reconciles the PRC statutory rates to the Company’s effective tax rate for year ended December 31, 2017 and 2016:

	2017	2016
Income tax at USA statutory rate (34%)	(34.0)%	(34.0)%
Foreign rate differential	9%	9%
Valuation allowance on NOL	25.0%	25.0%
Tax (benefit) per financial statements	-%	-%

For the years ended December 31, 2017 and 2016, the change in valuation allowance is mainly arise from the tax benefit on net operating loss carry forward for PRC and USA operation.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the years ended December 31, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

11. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share of common stock:

	Years Ended December 31,
	2017	2016

Basic loss per share:
Numerator:
Net loss used in computing basic loss per share	$(4,255,214)	$(2,080,212)

Denominator:
Weighted average common shares outstanding	275,242,036	272,764,004
Basic loss per share	$(0.015)	$(0.008)

Diluted loss per share:
Numerator:
Net loss used in computing diluted loss per share	$(4,255,214)	$(2,080,212)

Denominator:
Weighted average common shares outstanding	275,242,036	272,764,004
Diluted loss per share	$(0.015)	$(0.008)

12. SHAREHOLDERS’ DEFICIT

The Company is authorized to issue 20,000,000 shares of blank check preferred stock at $0.001 par value and 950,000,000 shares of common stock at $.00001 par value per share. At December 31, 2017, the Company had 317,988,089 shares issued and outstanding. Upon the Aixin reverse acquisition, the number of issued and outstanding shares was retroactively adjusted to reflect the recapitalization. As a result, at December 31, 2016, 272,764,004 shares were issued and outstanding after adjusted for the recapitalization.

13. STATUTORY RESERVES

Pursuant to the PRC corporate law effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is now required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund. The Company did not make any contribution to this fund during the years ended December 31, 2017 or 2016.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

14. OPERATING RISKS

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with company in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchases and expenses are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation to effect the remittance.

