Form 10-Q
period 2018-03-31
AiXin Life International, Inc.
filed 2018-07-24
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of July 13, 2018, there were outstanding 317,988,089 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

March 31, 2018

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & equivalents	$34,156	$37,630
Accounts receivable, net	19,543	32,362
Other receivables and prepaid expenses	26,915	22,023
Advances to suppliers	4,409	2,435
Deferred commission	422,536	422,594
Deferred travel cost	274,553	277,261
Inventory	16,100	48,902

Total current assets	798,212	843,207

NONCURRENT ASSETS
Property and equipment, net	1,735,659	1,719,012

Total non-current assets	1,735,659	1,719,012

TOTAL ASSETS	$2,533,871	$2,562,219

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$59,868	$58,028
Unearned revenue	2,696,938	2,691,428
Taxes payable	1,339,735	1,290,550
Accrued liabilities and other payables	807,715	603,947
Advance from shareholder	1,220,923	988,380

TOTAL LIABILITIES	6,125,178	5,632,333

STOCKHOLDERS’ DEFICIT
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 950,000,000 shares authorized; 317,988,089 shares issued and outstanding	3,180	3,180
Paid in capital	3,371,857	3,371,857
Statutory reserve	11,721	11,721
Accumulated deficit	(6,804,667)	(6,386,718)
Accumulated other comprehensive (loss)	(173,398)	(70,154)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(3,591,307)	(3,070,114)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,533,871	$2,562,219

The accompanying notes are an integral part of these consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net sales	$104,548	$431,076
Cost of Revenue	40,358	181,545

Gross profit	64,190	249,531

Operating expenses
Selling	128,794	255,084
General and administrative	347,952	213,476
Provision for bad debts	4,987	27,699

Total operating expenses	481,733	496,259

Loss from operations	(417,543)	(246,728)

Non-operating income (expenses)
Financial expense	(250)	(92)
Other income	16	11,732
Other expense	(172)	(13,638)

Total non-operating expenses, net	(406)	(1,998)

Loss before income tax	(417,949)	(248,726)

Income tax expense	-	745

Net loss	(417,949)	(249,471)

Other comprehensive items
Foreign currency translation (loss)	(103,244)	(13,251)

Comprehensive loss	$(521,193)	$(262,722)

Loss per share - Basic and diluted	$(0.001)	$(0.001)

Weighted average shares outstanding	317,988,089	272,764,004

The accompanying notes are an integral part of these consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(417,949)	$(249,471)
Depreciation	43,048	53,174
Provision for bad debt	4,987	27,699
Impairment of inventory	(15,379)	-
Increase (decrease) in assets
Accounts receivable	8,809	18,596
Other receivables and prepaid expenses	(4,074)	(10,174)
Advances to suppliers	(1,868)	77,343
Deferred commission	14,687	5,420
Deferred travel cost	12,276	(51,061)
Inventory	49,505	(41,083)
Increase (decrease) in liabilities:
Accounts payable	(189)	80,939
Unearned revenue	(87,724)	(19,196)
Taxes payable	3,956	25,255
Accrued liabilities and other payables	180,953	130,777

Net cash provided by (used in) operating activities	(208,962)	48,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,122)

Net cash used in investing activities	-	(3,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholder	204,310	44,506

Net cash provided by financing activities	204,310	44,506

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	1,178	154

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(3,474)	89,757

CASH & EQUIVALENTS, BEGINNING OF PERIOD	37,630	29,668

CASH & EQUIVALENTS, END OF PERIOD	$34,156	$119,425

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CFS

MARCH 31, 2018 AND2017

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Aixin Life International, Inc. (the “Company” or “Aixin” or “we”) was incorporated under the laws of the State of Colorado on December 30, 1987 under the name Mercari Communications Group, Ltd (“Mercari”). From 1988 until early 1990, Mercari provided educational products, counseling, seminar programs, and publications such as newsletters to adults aged 30 to 50. Mercari registered its common stock with the Securities and Exchange Commission (the “SEC”) under the Exchange Act in 1988. Mercari’s business failed in 1990. Mercari conducted no operating activities from June 1, 1990 to August 31, 2001 and was considered dormant.

During 2001, Mercari was reactivated. From November 30, 2001 to March 1, 2004, Mercari was in the development stage.

On November 9, 2009, Mercari entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Algodon Wines & Luxury Development Group, Inc. or “Algodon” (formerly Diversified Private Equity Corporation or “DPEC”), a then privately-held Delaware corporation, and Kanouff, LLC (“KLLC”) and Underwood Family Partners, Ltd. (the “Partnership”), of which KLLC and the Partnership were the majority shareholders of the Company (the “Stock Purchase”). In connection with the Stock Purchase, Algodon purchased and the Company sold, 43,822,001 shares of common stock for $43,822, or $0.001 per share. In addition, Algodon purchased 200 shares of common stock from KLLC and 200 shares of common stock from the Partnership for $180,000 payable to each selling shareholder. Immediately following the closing of the transactions contemplated by the Stock Purchase Agreement, Algodon owned 43,822,401 shares of the Company’s common stock, or approximately 96.5% of our outstanding shares.

During each year since Mercari was reactivated, the Company had no revenue and had losses approximately equal to the expenditures required to reactivate and comply with filing and reporting obligations. Expenditures were paid by Mercari from capital contributions and loans made by Mercari’s principal stockholders and entities controlled by Mercari’s directors.

On January 20, 2017, Algodon sold 43,822,401 shares of the Company’s common stock which it owned, approximately 96.5% of the Company’s outstanding shares, to China Concentric, for $260,000, and assigned its right to the repayment of $150,087 of non-interest bearing advances to the Company for working capital as the Company’s controlling stockholder, pursuant to a Stock Purchase Agreement dated December 20, 2016, as amended. Prior to entering into the Stock Purchase Agreement with Algodon, neither China Concentric nor any of its affiliates had any relationship to the Company, Algodon or any of their respective affiliates.

On February 2, 2017, Mr. Quanzhong Lin purchased 29,521,410 shares of the Company’s common stock, approximately 65% of its outstanding shares of common stock, from China Concentric for $300,000, pursuant to a Stock Purchase Agreement dated December 21, 2016, which resulted in a change in control of the company. The 29,521,410 shares are still being transferred from China Concentric to Mr. Lin.

On December 12, 2017, the Company issued 227,352,604 shares of common stock to Mr. Lin, the sole stockholder of AiXin (BVI) International Group Co., Ltd. a British Virgin Islands corporation (“AiXin BVI”), for his shares of AiXin BVI, pursuant to a Share Exchange Agreement. Mr. Lin now owns 256,874,014 shares of the Company’s common stock, approximately 80.8% of its outstanding shares.

As a result of the Share Exchange, AiXin BVI became the Company’s wholly-owned subsidiary, and the Company now owns all of the outstanding shares of HK AiXin International Group Co., Limited, a Hong Kong limited company (“AiXin HK”), which in turn owns all of the outstanding shares of Chengdu AiXinZhonghong Biological Technology Co., Ltd., a Chinese limited company (“AiXinZhonghong”), which markets and sells premium-quality nutritional productsin China.

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

For accounting purposes, the acquisition was accounted for as a reverse acquisition and treated as a recapitalization of Mercari effected by a share exchange, with AiXin BVI as the accounting acquirer. Since neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017, the historical CFS of AiXin Zhonghong are now the historical CFS of the Company. The assets and liabilities of AiXin Zhonghong have been brought forward at their book value and no goodwill has been recognized.

Effective February 1, 2018, pursuant to Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of Colorado, the Company changed its name to AiXin Life International., Inc.

The Company, through AiXin Zhonghong, its indirectly owned subsidiary, mainly distributes consumer products by offering a line of nutritional products. The Company sells the products through exhibition events, conferences, as well as person-to-person marketing. During 2018, the Company’s revenue was primarily generated from sales of products, which include Oleesa Milk Powder, gland element, mattress???, and other nutritional supplements. The Company’s business mainly focuses on a proactive approach to its customers such as hosting events for clients, which it believes is ideally suited to marketing its products because sales of nutrition products are strengthened by ongoing personal contact and support, coaching and education of its clients, as to the benefits of a healthy and active lifestyle.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements (“CFS’) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of Aixin is Chinese Renminbi (‘‘RMB’’). The accompanying CFS are translated from RMB and presented in U.S. dollars (“USD”).

The CFS includes the accounts of the Company and its current wholly owned subsidiaries, AiXin HK and AiXin Zhonghong. Intercompany transactions and accounts have been eliminated in consolidation.

Going Concern

The Company incurred net losses of approximately $418,000 and $249,000 for the three months ended March 31, 2018 and 2017, respectively. The Company also had a stockholders’ deficit of $3.6million as of March 31, 2018.These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by improving communications with suppliers to ensure sufficient and quality products supply, building a competitive and efficient sales force, providing an attractive sales incentive program, increasing marketing and promotion activities, and minimizing operating costs. The Company’s majority shareholder, Quanzhong Lin, plans to invest additional RMB 10 million ($1,500,000) into the Company by the end of July 2018 to help the Company’s working capital needs. As of July 10, 2018, the Company has received RMB 1 Million. The CFS do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

In preparing CFS in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the CFS, as well as the reported amounts of revenues and expenses during the reporting period.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the quarters ended March 31, 2018 and 2017, bad debt expense was $4,987 and $27,699, respectively. As of March 31, 2018 and December 31, 2017, the bad debt allowance was $30,426 and $24,524, respectively.

Inventory

Inventory mainly consists of health supplement products. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company recorded no inventory impairment for the quarters ended March 31, 2018 and 2017, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2018 and December 31, 2017 (audited), there was no significant impairments of its long-lived assets.

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

Under ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the CFS in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.

At March 31, 2018 and December 31, 2017 (audited), the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China. The Company records VAT payable and VAT receivable net of payments in the CFS. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

The Company’s sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As alternatives for the product return option, the customers have options of asking an exchange of the products with same value. The amount for return of products was immaterial for the quarters ended March 31, 2018 and 2017.

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

As of March 31, 2018 and December 31, 2017 (audited), the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the first quarter of 2018 and 2017consisted of net loss and foreign currency translation adjustments.

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

As of March 31, 2018 and 2017 and for the periods then ended, the Company did not have any potentially dilutive instruments.

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

Management determined the Company’s operations constitute a single reportable segment in accordance with ASC 280. The Company operates exclusively in one business and industry segment: sale of health supplement products.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect that these ASUs will have on its CFS.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFS.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard does not have any material impact on the Company’s CFS.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The adoption of this standard does not have any material impact on the Company’s CFS.

3. DEFERRED COMMISSION

The Company paid commission to its salesmen based on cash collected from sales. The Company calculated and paid commissions based on certain proportion of monthly cash receipts from sales; however, the customers sometimes delayed taking delivery of the products after payment was made to the Company, which is recorded as unearned revenue. Accordingly, the Company only recognizes current commission cost as the related revenue is recognized. Commission expenses are recorded as selling expenses. As of March 31, 2018 and December 31, 2017 (audited), the Company had deferred commissions of $422,536 and $422,594 respectively.

4. DEFERRED TRAVEL COST

As part of the Company’s sales incentive program, the Company occasionally provided free travel to its customers whose prepayment to purchase the Company’s products reached a certain amount. There are different travel incentives offered to customers based on amounts received from each customer. The Company records to-be-provided free travel cost when cash is collected from customers as deferred travel cost with corresponding account of accrued travel cost, and records net of sales once the prepayment from customers is recognized as revenue. As of March 31, 2018 and December 31, 2017, the Company had deferred travel cost of $274,553 and $277,261, respectively.

5. INVENTORY

Inventory consisted of the following at March 31, 2018 and December 31, 2017 (audited):

	March 31, 2018	December 31, 2017
Finished goods – health supplements	$16,100	$63,930
Less: Inventory impairment allowance	-	(15,028)
Total	$16,100	$48,902

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2018 and December 31, 2017 (audited):

	March 31, 2018	December 31, 2017
Office furniture	$251,107	$242,613
Building	1,656,140	1,600,118
Vehicle	233,535	225,636
Electronic equipment	14,533	14,041
Total	2,155,315	2,082,408
Less: Accumulated depreciation	(419,655)	(363,396)
Net	$1,735,659	$1,719,012

Depreciation for the quarter ended March 31, 2018 and 2017 was $43,048 and $53,174, respectively.

7. TAXES PAYABLES

Taxes payable consisted of the following at March 31, 2018 and December 31, 2017 (audited):

	March 31, 2018	December 31, 2017
Income	$38,946	$37,629
Value-added	1,190,446	1,149,055
City construction	51,976	50,218
Education	37,137	35,882
Other	21,230	17,766
Taxes payable	$1,339,735	$1,290,550

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2018 and December 31, 2017 (audited):

	March 31, 2018	December 31, 2017
Accrued liability – travel cost (see Note 4)	$91,975	88,864
Salary payable	154,648	97,393
Other payables	561,092	417,690
Total	$807,715	$603,947

Other payables mainly consisted of payables for employees’ social insurance and disabled employment security fund of $265,635and commission payable of $114,870 at March 31, 2018; and payables of employees’ social insurance and disabled employment security fund of $242,075 and commission payable of $103,736 at December 31, 2017, respectively.

9. RELATED PARTY TRANSACTIONS

Advance from a Shareholder

At March 31, 2018 and December 31, 2017 (audited), the Company had advance from a major shareholder of $1,220,923 and $988,380, respectively. The advance was payable on demand, and bore no interest.

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for use of an office; the lease term was three years until May 2017 with an option to renew. The monthly rent was RMB 5,000 ($721), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease in May 2017 for another three years until May 28, 2020 with monthly rents of RMB 5,000 ($721), payable quarterly. The future annual minimum lease payment at March 31, 2018 is $8,652 for the period ended March 31, 2019, $8,652 for period ending March 31, 2020 and $1,442 for the period ending March 31, 2021.

10. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the quarters ended March31, 2018 and 2017, and has recorded income tax provision for the periods.

China has a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises). However, the Company enjoys 10% preferential income tax rate for taxable income of RMB 0.5 million ($72,000) or less with a ‘Small Business’ status.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the quarters ended March 31, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

11. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share of common stock for the respective quarters ended:

	March 31, 2018	March 31, 2017

Basic loss per share:
Numerator:
Net loss used in computing basic loss per share	$(417,949)	$(249,471)

Denominator:
Weighted average common shares outstanding	317,988,089	272,764,004
Basic loss per share	$(0.001)	$(0.001)

Diluted loss per share:
Numerator:
Net loss used in computing diluted loss per share	$(417,949)	$(249,471)

Denominator:
Weighted average common shares outstanding	317,988,089	272,764,004
Diluted loss per share	$(0.001)	$(0.001)

12. SHAREHOLDERS’ DEFICIT

The Company is authorized to issue 20,000,000 shares of blank check preferred stock at $0.001 par value and 950,000,000 shares of common stock at $.00001 par value per share. At March31, 2018 and December 31, 2017 (audited),the Company had 317,988,089 shares issued and outstanding, respectively. Upon the Aixin reverse acquisition, the number of issued and outstanding shares was retroactively adjusted to reflect the recapitalization.

13. STATUTORY RESERVES

Pursuant to the PRC corporate law, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund. The Company did not make any contribution to this fund during the quarters ended March 31, 2018 and 2017.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

14. OPERATING RISKS

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our 2017 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

For accounting purposes, the acquisition was accounted for as a reverse acquisition and has been treated as a recapitalization of Mercari Communications Group, Ltd. effected by a share exchange, with AiXin BVI as the accounting acquirer. Since neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017, the historical financial statements of AiXin Zhonghong are now our historical financial statements. The assets and liabilities of AiXin Zhonghong were brought forward at their book value and no goodwill has been recognized

We, through our indirectly owned AiXin Zhonghong subsidiary, mainly market and sell innovative consumer products in China by offering a comprehensive line of premium-quality nutritional products. We sell the products through our sales offices, exhibition events we organize and sponsor, as well as person-to-person marketing. Our revenue was primarily generated from the sales of our Oleesa Milk Powder, CO Q10, gland element, mattress????, and other nutritional supplements. Our business mainly focuses on a proactive approach to our customers such as hosting events for clients, which we believe is ideally suited to marketing our products because sales of nutrition products are strengthened by ongoing personal contact and support, coaching and education among the Company, our clients, and their clients towards a healthy and active lifestyle.

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

Results of Operations

Comparison of the Quarters Ended March 31, 2018 and 2017

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	March 31, 2018		March 31, 2017
	$	% of Revenue	$	% of Revenue
Revenue	$104,548	100%	$431,076	100%
Cost of revenue	40,358	39%	181,545	42%
Gross profit	64,190	61%	249,531	58%
Operating expenses	481,733	461%	496,259	115%
Loss from operations	(417,543)	(399)%	(246,728)	(57)%
Non-operating income (expenses), net	(406)	(0.4)%	(1,998)	(0.5)%
Income tax expense	-	-%	745	0.2%
Net loss	$(417,949)	(400)%	$(249,471)	(58)%

Revenue

Revenue for the quarter ended March 31, 2018, was $0.11 million, while revenue for the quarter ended March 31, 2017, was $0.43 million, a decrease of $0.32 million or 74%. The decrease in sales was primarily because the market for health supplement products declined after a long period of rectification last year, and it takes some time to develop new products and customers,

Cost of Revenue

Cost of revenue (“COR”) was $0.04 million in the quarter ended March 31, 2018, compared to $0.18 million in the quarter ended March 31, 2017, a decrease of $0.14 million or 78%. The decrease in our COR is attributable to the decrease of revenue. The COR as a percentage to the sales was 39% for the March 31, 2018 quarter compared to 42% for the March 31, 2017 quarter. The decrease resulted from voluntary price cut from suppliers to reduce their inventories.

Gross Profit

Gross profit was $0.06 million in the quarter ended March 31, 2018, compared to $0.25 million in the quarter ended March 31, 2017, a decrease of $0.19 million or 74%. The decrease in our gross profit was mainly due to the decrease in revenues. Gross margin was 61% for the quarter ended March 31, 2018 and 58% for the March 31, 2017 quarter as a result of the decrease in the COR as a percentage of sales.

Operating Expenses

Operating expenses was $0.48 million for the quarter ended March 31, 2018, compared to $0.50 million for the quarter ended March 31, 2017, a decrease of $0.02 million or 4%. The decrease of operating expenses was mainly due to a $0.13 million decrease in selling expense resulting from decreased sales and partly offset by a $0.13 million increase in general and administrative expenses as a result of the increase in personnel salaries in order to retain employees.

Net Loss

Our net loss for the quarter ended March 31, 2018, was $0.42 million compared to $0.25 million for the quarter ended March 31, 2017, an increase of $0.17 million or 68%. The increase in net loss was mainly due to the lower gross profit and higher operating expenses. Net loss as a percentage of sales was 400% in the quarter ended March 31, 2018, compared to 58% in the quarter ended March 31, 2017. The increase in net loss as a percentage of sales was mainly due to lower sales and higher operating expenses.

Liquidity and Capital Resources

As of March 31, 2018, cash and equivalents were $34,156, compared to $37,630 as of December 31, 2017. At March 31, 2018, we had a working capital deficit of $(5.33) million compared to $(4.79) million at December 31, 2017. The increase in working capital deficit was mainly due to our net loss which necessitated borrowing from our principal shareholder.

The following is a summary of cash provided by or used in each of the indicated types of activities during the quarter ended March 31, 2018 and 2017, respectively.

	March 31, 2018	March 31, 2017
Net cash used in operating activities	$(208,962)	$48,218
Net cash used in investing activities	$0	$(3,122)
Net cash provided by financing activities	$204,310	$44,506

Net cash used in operating activities

Cash has historically been used in operations. Net cash used in operating activities was $0.21 million for the quarter ended March 31, 2018, compared to $0.05 million for the quarter ended March 31, 2017. The increase in cash outflow was mainly due to our higher net loss.

Net cash used in investing activities

Net cash used in investing activities was $0 million for quarter ended March 31, 2018, compared to $3,122 used in the quarter ended March 31, 2017 for the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $0.20 million for the quarter ended March 31, 2018, compared to $0.04 million in the quarter ended March 31, 2017. The net cash provided by financing activities in the quarter ended March 31, 2018 and 2017 was due to advances from a major shareholder of the Company used to satisfy the company’s working capital needs.

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

Going Concern

The Company incurred net losses of $0.42 million and $0.25 million for the quarters ended March 31, 2018 and 2017 respectively. The Company also had a shareholders’ deficit of $3.59 million as of March 31, 2018. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by improving communications with suppliers to ensure sufficient and quality products supply, building a competitive and efficient sales force, providing attractive sales incentive program, increasing marketing and promotion activities, and minimize operating costs. The Company’s majority shareholder, Quanzhong Lin, plans to invest additional RMB 10 million into the Company by the end of July 2018 to help the Company’s working capital needs. As of July 10, 2018, the Company has received RMB 1 Million. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the quarter ended March 31, 2018 and 2017, bad debt expense was $4,987 and $27,699, respectively. As of March 31, 2018 and December 31, 2017, the bad debt allowance was $30,426 and $24,524, respectively.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect that these ASUs will have on its CFS.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFS.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures. The adoption of this standard does not have any material impact on the Company’s CFS

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not anticipate the adoption of this ASU will have a significant impact on its financial statements. The adoption of this standard does not have any material impact on the Company’s CFS.

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

At March 31, 2018, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2018, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our 2017 Form 10-K, which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2017 Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2018, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A.

Item 5. Other Information

Item 6. Exhibits

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

AIXIN LIFE INTERNATIONAL, INC.

Dated: July 23, 2018	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

