Form 10-Q
period 2018-06-30
AiXin Life International, Inc.
filed 2018-09-17
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of September 13, 2018, there were outstanding 317,988,089 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

June 30, 2018

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & equivalents	$3,592	$37,630
Accounts receivable, net	15,210	32,362
Other receivables and prepaid expenses	26,838	22,023
Advances to suppliers	1,165	2,435
Deferred commission	397,808	422,594
Deferred travel cost	257,157	277,261
Inventory	16,270	48,902

Total current assets	718,040	843,207

NONCURRENT ASSETS
Property and equipment, net	1,607,612	1,719,012

Total non-current assets	1,607,612	1,719,012

TOTAL ASSETS	$2,325,652	$2,562,219

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$73,452	$58,028
Unearned revenue	2,579,697	2,691,428
Taxes payable	1,281,468	1,290,550
Accrued liabilities and other payables	782,667	603,947
Advance from shareholder	1,236,428	988,380

TOTAL LIABILITIES	5,953,712	5,632,333

STOCKHOLDERS’ (DEFICIT)
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 950,000,000 shares authorized; 317,988,089 shares issued and outstanding	3,180	3,180
Paid in capital	3,514,769	3,371,857
Statutory reserve	11,721	11,721
(Accumulated deficit)	(7,164,187)	(6,386,718)
Accumulated other comprehensive income (loss)	6,457	(70,154)

TOTAL STOCKHOLDERS’ (DEFICIT)	(3,628,060)	(3,070,114)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,325,652	$2,562,219

The accompanying notes are an integral part of these consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	$40,613	$93,809	$145,161	$524,885
Cost of Revenue	24,216	34,954	64,574	216,499

Gross profit	16,397	58,855	80,587	308,386

Operating expenses
Selling	126,262	173,236	255,056	428,320
General and administrative	245,384	301,532	593,336	515,008
Provision for bad debts	3,927	(17,674)	8,914	10,025

Total operating expenses	375,573	457,094	857,306	953,353

Loss from operations	(359,176)	(398,239)	(776,719)	(644,967)

Non-operating income (expenses)
Financial expense	(220)	(270)	(470)	(362)
Other income	107	12,623	123	24,355
Other expense	(231)	(14,673)	(403)	(28,311)

Total non-operating expenses, net	(344)	(2,320)	(750)	(4,318)

Loss before income tax	(359,520)	(400,559)	(777,469)	(649,285)

Income tax expense	-	29	-	774

Net loss	(359,520)	(400,588)	(777,469)	(650,059)

Other comprehensive items
Foreign currency translation gain (loss)	179,855	(75,919)	76,611	(89,170)

Comprehensive loss	$(179,665)	$(476,507)	$(700,858)	$(739,229)

Loss per share - Basic and diluted	$(0.001)	$(0.001)	$(0.002)	$(0.002)

Weighted average shares outstanding	317,988,089	272,764,004	317,988,089	272,764,004

The accompanying notes are an integral part of these consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(777,469)	$(650,059)
Depreciation	86,000	110,346
Provision for bad debts	8,914	10,025
Impairment of inventory	(15,356)	-
(Decrease) in assets
Accounts receivable	8,335	117,735
Other receivables and prepaid expenses	(5,407)	(11,116)
Advances to suppliers	1,276	80,279
Deferred commission	18,092	(62,054)
Deferred travel cost	15,867	(109,706)
Inventory	48,403	(24,621)
Increase (decrease) in liabilities:
Accounts payable	17,097	79,974
Unearned revenue	(67,256)	443,002
Taxes payable	14,024	12,366
Accrued liabilities and other payables	196,650	237,067

Net cash provided by (used in) operating activities	(450,830)	233,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,405)	(7,916)

Net cash used in investing activities	(1,405)	(7,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder capital contribution	146,047
Advance from (repayment to) shareholder	271,428	(135,785)

Net cash provided by (used in) financing activities	417,475	(135,785)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	721	1,059

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(34,038)	90,596

CASH & EQUIVALENTS, BEGINNING OF PERIOD	37,630	29,668

CASH & EQUIVALENTS, END OF PERIOD	$3,592	$120,264

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE30, 2018 AND 2017

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Aixin Life International, Inc. (the “Company” or “Aixin” or “we”) was incorporated under the laws of the State of Colorado on December 30, 1987 under the name Mercari Communications Group, Ltd (“Mercari”). From 1988 until early 1990, Mercari provided educational products, counseling, seminar programs, and publications such as newsletters to adults aged 30 to 50. Mercari registered its common stock with the Securities and Exchange Commission (the “SEC”) under the Exchange Act in 1988. Mercari’s business failed in 1990. Mercari conducted no operations from June 1, 1990 to August 31, 2001 and was considered dormant.

During 2001, Mercari was reactivated. From November 30, 2001 to March 1, 2004, Mercari was in the development stage.

On November 9, 2009, Mercari entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Algodon Wines & Luxury Development Group, Inc. or “Algodon” (formerly Diversified Private Equity Corporation or “DPEC”), a then privately-held Delaware corporation, and Kanouff, LLC (“KLLC”) and Underwood Family Partners, Ltd. (the “Partnership”), of which KLLC and the Partnership were the majority shareholders of the Company (the “Stock Purchase”). In connection with the Stock Purchase, Algodon purchased and the Company sold, 43,822,001 shares of common stock for $43,822, or $0.001 per share. In addition, Algodon purchased 200 shares of common stock from KLLC and 200 shares of common stock from the Partnership for $180,000 payable to each selling shareholder. Immediately following the closing of the transactions contemplated by the Stock Purchase Agreement, Algodon owned 43,822,401 shares of the Company’s common stock, or 96.5% of our outstanding shares.

During each year since Mercari was reactivated, the Company had no revenue and had losses approximately equal to the expenditures required to reactivate and comply with filing and reporting obligations. Expenditures were paid by Mercari from capital contributions and loans made by Mercari’s principal stockholders and entities controlled by Mercari’s directors.

On January 20, 2017, Algodon sold 43,822,401 shares of the Company’s common stock, 96.5% of the Company’s outstanding shares, to China Concentric, for $260,000, and assigned its right to the repayment of $150,087 of non-interest bearing advances to the Company for working capital as the Company’s controlling stockholder, pursuant to a Stock Purchase Agreement dated December 20, 2016, as amended. Prior to entering into the Stock Purchase Agreement with Algodon, neither China Concentric nor any of its affiliates had any relationship to the Company, Algodon or any of their respective affiliates.

On February 2, 2017, Mr. Quanzhong Lin purchased 29,521,410 shares of the Company’s common stock, 65.01% of its outstanding shares of common stock, from China Concentric for $300,000, pursuant to a Stock Purchase Agreement dated December 21, 2016, which resulted in a change in control of our company. The 29,521,410 shares are still being transferred from China Concentric to Mr. Lin.

On December 12, 2017, the Company issued 227,352,604 shares of common stock to Mr. Lin, the sole stockholder of AiXin (BVI) International Group Co., Ltd. a British Virgin Islands corporation (“AiXin BVI”), for his shares of AiXin BVI, pursuant to a Share Exchange Agreement. Mr. Lin now owns 256,874,014 shares of the Company’s common stock, 80.8% of our outstanding shares.

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

AiXin BVI was incorporated on September 21, 2017 as a holding company and AiXin HK was established in Hong Kong on February 25, 2016 as an intermediate holding company. AiXin Zhonghong was established in the PRC on March 4, 2013, and on May 27, 2017, the local government of the PRC issued a certificate of approval regarding the foreign ownership of AiXin Zhonghong by AiXin HK. Neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017.

For accounting purposes, the acquisition was accounted for as a reverse acquisition and treated as a recapitalization of Mercari effected by a share exchange, with AiXin BVI as the accounting acquirer. Since neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017, the historical CFS of AiXin Zhonghong are now the historical consolidated financial statements (“CFS”) of the Company. The assets and liabilities of AiXin Zhonghong were brought forward at their book value and no goodwill was recognized.

Effective February 1, 2018, pursuant to Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of Colorado, the Company changed its name to AiXin Life International., Inc.

The Company, through its indirectly owned AiXin Zhonghong subsidiary, mainly develops and distributes consumer products by offering a line of nutritional products. The Company sells the products through exhibition events, conferences, as well as person-to-person marketing. During 2018, the Company’s revenue was primarily generated from sales of products, which include Oleesa Milk Powder, gland element, mattress, detergents and bear gall powders, and other nutritional supplements. The Company’s business mainly focuses on a proactive approach to its customers such as hosting events for clients, which it believes is ideally suited to marketing its products because sales of nutrition products are strengthened by ongoing personal contact and support, coaching and education of its clients, as to the benefits of a healthy and active lifestyle.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying CFS are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of Aixinis Chinese Renminbi (‘‘RMB’’). The accompanying CFS are translated from RMB and presented in U.S. dollars (“USD”).

The CFS includes the accounts of the Company and its current wholly owned subsidiaries, AiXin HK and AiXin Zhonghong. Intercompany transactions and accounts were eliminated in consolidation.

Going Concern

The Company incurred net losses of $777,469 and $650,059 for the six months ended June 30, 2018 and 2017, respectively. The Company also had a stockholders’ deficit of $3.6 million as of June 30, 2018. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by improving communications with suppliers to ensure sufficient and quality products supply, building a competitive and efficient sales force, providing attractive sales incentive program, increasing marketing and promotion activities, and minimize operating costs. The Company’s majority shareholder, Quanzhong Lin, plans to invest an additional RMB 10 million ($1,500,000) into the Company by the end of September 2018 to help the Company’s working capital needs. As of September 7, 2018, the Company has received approximately RMB 1.8 million ($270,000). The CFS do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the three months ended June 30, 2018 and 2017, bad debt expense was $3,927 and bad debt recovery was $17,674, respectively. During the six months ended June 30, 2018 and 2017, bad debt expense was $8,914 and $10,025, respectively. As of June 30, 2018 and December 31, 2017 (audited), the bad debt allowance was $32,667 and $24,524, respectively.

Inventory

Inventory mainly consists of health supplement products. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company recorded no inventory impairment for the six months ended June 30, 2018 and 2017, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2018 and December 31, 2017 (audited), there was no significant impairments of its long-lived assets.

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

At June 30, 2018 and December 31, 2017 (audited), the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 17% of the gross sales price before May 2018, starting from May 1, 2018, it becomes 16% as per tax regulation. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China. The Company records VAT payable and VAT receivable net of payments in the CFS. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

The Company’s sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As alternatives for the product return option, the customers have options of asking an exchange of the products with same value. The amount for return of products was immaterial for the six months ended June 30, 2018 and 2017.

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

As of June 30, 2018 and December 31, 2017 (audited), the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the first six month of 2018 and 2017 consisted of net loss and foreign currency translation adjustments.

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

As of June 30, 2018 and 2017 and for the periods then ended, the Company did not have any potentially dilutive instruments.

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

For the year ended December 31, 2017, the Company’s board of directors (“BOD”) authorized the issuance of 45,224,085 shares of common stock to three individuals for services rendered to the Company. The stock-based compensation was valued at $3,617,927 based on the Company’s stock price at the date of agreement and was vested immediately for services already rendered. On January 15, 2018, the Company’s BOD determined it was not in the Company’s best interests to issue any shares to two of the three individuals because the BOD believes the two individuals did not perform the services as expected. The two individuals and the Company have not yet reached any agreement regarding this matter.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The adoption of these standards did not have any material impact on the Company’s CFS.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard did not have any material impact on the Company’s CFS.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The adoption of this standard did not have any material impact on the Company’s CFS.

3. DEFERRED COMMISSION

The Company paid commission to its salesmen based on cash collected from the sales. The Company calculated and paid commission based on certain proportion of monthly cash receipts from sales; however, the customers sometimes delays taking delivery of the products after payment is made to the Company, which is recorded as unearned revenue. Accordingly, the Company only recognizes current commission cost as the related revenue is recognized. Commission expenses are recorded as selling expenses. As of June 30, 2018 and December 31, 2017 (audited), the Company had deferred commission of $397,808 and $422,594 respectively.

4. DEFERRED TRAVEL COST

As part of the Company’s sales incentive program, the Company occasionally provided free travel to its customers whose prepayment to purchase the Company’s products reached to certain amount. There are different travel incentives offered to its customers based on amount received from each customer. The Company recorded the to-be-provided free travel cost when cash is collected from customers as deferred travel cost with corresponding account of accrued travel cost, and recorded as net of sales once the prepayment from customers was recognized as revenue. As of June 30, 2018 and December 31, 2017 (audited), the Company had deferred travel cost of $257,157 and $277,261, respectively.

5. INVENTORY

Inventory consisted of the following at June 30, 2018 and December 31, 2017 (audited):

	June 30, 2018	December 31, 2017
Finished goods – health supplements	$16,270	$63,930
Less: Inventory impairment allowance	-	(15,028)
Total	$16,270	$48,902

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2018 and December 31, 2017 (audited):

	June 30, 2018	December 31, 2017
Office furniture	$238,370	$242,613
Building	1,572,139	1,600,118
Vehicle	221,690	225,636
Electronic equipment	15,147	14,041
Total	2,047,346	2,082,408
Less: Accumulated depreciation	(439,734)	(363,396)
Net	$1,607,612	$1,719,012

Depreciation for the three and six months ended June 30, 2018 and 2017 was $42,952 and $57,172, respectively, and $86,000 and $110,346, respectively.

7. TAXES PAYABLES

Taxes payable consisted of the following at June 30, 2018 and December 31, 2017 (audited):

	June 30, 2018	December 31, 2017
Income	$36,971	$37,629
Value-added	1,135,424	1,149,055
City construction	49,703	50,218
Education	35,513	35,882
Other	23,857	17,766
Taxes payable	$1,281,468	$1,290,550

 8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2018 and December 31, 2017 (audited):

	June 30, 2018	December 31, 2017
Accrued liability – travel cost (see Note 4)	$87,310	88,864
Salary payable	143,991	97,393
Other payables	551,366	417,690
Total	$782,667	$603,947

Other payable mainly consisted of payables for employees’ social insurance and disabled employment security fund of $267,362 and commission payable of $109,116 at June 30, 2018; and payables of employees’ social insurance and disabled employment security fund of $242,075 and commission payable of $103,736 at December 31, 2017, respectively.

9. RELATED PARTY TRANSACTIONS

Advance from a Shareholder

At June 30, 2018 and December 31, 2017 (audited), the Company had advance from a major shareholder of $1,236,428 and $988,380, respectively. The advance was payable on demand, and bore no interest.

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for office use; the lease term was three years until May 2017 with an option to renew. The monthly rent was RMB 5,000 ($721), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease in May 2017 for another three years until May 28, 2020 with monthly rent of RMB 5,000 ($721), payable quarterly. The future annual minimum lease payment at June 30, 2018 is $8,652 for the year ending June 30, 2019 and $7,931 for year ending June 30, 2020.

10. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its net income from its operations in the PRC for the six months ended June 30, 2018 and 2017, and has recorded income tax provision for the periods.

China has a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises). However, the Company enjoys 10% preferential income tax rate for taxable income of RMB 0.5 million ($72,000) or less with a ‘Small Business’ status.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the six months ended June 30, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

11. LOSS PER SHARE

The following table sets forth the computation of basic loss per share of common stock for the respective periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Basic loss per share:
Numerator:
Net loss used in computing basic loss per share	$(359,520)	$(400,588)	$(777,469)	$(650,059)

Denominator:
Weighted average common shares outstanding	317,988,089	272,764,004	317,988,089	317,988,089
Basic loss per share	$(0.001)	$(0.001)	$(0.002)	$(0.002)

12. SHAREHOLDERS’ DEFICIT

The Company is authorized to issue 20,000,000 shares of blank check preferred stock at $0.001 par value and 950,000,000 shares of common stock at $.00001 par value per share. At June 30, 2018 and December 31, 2017 (audited), the Company had 317,988,089 shares issued and outstanding. Upon the Aixin reverse acquisition, the number of issued and outstanding shares was retroactively adjusted to reflect the recapitalization.

13. STATUTORY RESERVES

Pursuant to the PRC corporate law, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

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

Common welfare fund

Common welfare fund is a voluntary fund the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund. The Company did not make any contribution to this fund during the six months ended June 30, 2018 and 2017.

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

The Company, from time to time, is involved in litigation incidental to the conduct of its business including claims related to merchandise sold, and wage and hour, and other employment related claims with current and former employees.

The Company believes that currently pending litigation will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our 2018 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

For accounting purposes, the acquisition was accounted for as a reverse acquisition and has been treated as a recapitalization of Mercari Communications Group, Ltd. effected by a share exchange, with AiXin BVI as the accounting acquirer.  Since neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017, the historical financial statements of AiXin Zhonghong are now the historical financial statements of our filings. The assets and liabilities of AiXin Zhonghong were brought forward at their book value and no goodwill has been recognized

We, through our indirectly owned AiXin Zhonghong subsidiary, mainly market and sell innovative consumer products in China by offering premium-quality nutritional products. We sell the products through our sales offices, exhibition events we organize and sponsor, as well as person-to-person marketing. Our revenue was primarily generated from the sales of our Oleesa Milk Powder, CO Q10, gland element, mattress, detergents and bear gall powders, and other nutritional supplements. Our business mainly focuses on proactively approaching our customers such as hosting events for clients, which we believe is ideally suited to marketing our products because sales of nutrition products are strengthened by ongoing personal contact and support, coaching and education among the Company, our clients, and their clients towards a healthy and active lifestyle.

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

Our sales decreased due to the government’s regulatory restrictions imposed upon the Health Products Industry. The government’s action was intended to eliminate businesses which were distributing adulterated products or making false marketing claims. We believe that the resulting decrease in our sales was temporary, and that as qualified manufacturers resume distribution of their products, our sales will recover. In addition, we will seek out other qualified sources of the products desired by our clients. We continue to work closely with our suppliers to make sure the products we offer meet governmental standards and are of high quality, and provide attractive and efficient marketing and promotional activities. We believe the demand for health products in China is increasing as a greater number of consumers become aware of the benefits of a healthy life style and can afford to purchase healthy products.

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended June 30,
	2018		2017
	$	% of Revenue	$	% of Revenue
Revenue	$40,613	100%	$93,809	100%
Cost of revenue	24,216	60%	34,954	37%
Gross profit	16,397	40%	58,855	63%
Operating expenses	375,573	925%	457,094	487%
Loss from operations	(359,176)	(885)%	(398,239)	(424)%
Non-operating income (expenses), net	(344)	(0.8)%	(2,320)	(2.5)%
Income tax expense	-	-%	29	0.0%
Net loss	$(359,520)	(886)%	$(400,588)	(427)%

	Six Months Ended June 30,
	2018		2017
	$	% of Revenue	$	% of Revenue
Revenue	$145,161	100%	$524,885	100%
Cost of revenue	64,574	44%	216,499	41%
Gross profit	80,587	56%	308,386	59%
Operating expenses	857,306	591%	953,353	182%
Loss from operations	(776,719)	(535)%	(644,967)	(123)%
Non-operating income (expenses), net	(750)	(0.5)%	(4,318)	(0.8)%
Income tax expense	-	-%	774	0.1%
Net loss	$(777,469)	(536)%	$(650,059)	(124)%

Revenue

Revenue for the quarter ended June 30, 2018, was $40,613, while revenue for the comparable period last year was $93,809, a decrease of $53,196 or 57%. Revenue for the six months ended June 30, 2018, was $145,161, while revenue for the comparable period last year was $524,885, a decrease of $379,724 or 72%. The decrease in sales was primarily because the market for health supplement products declined after a year in which the government attempted to crack down on fraudulent practices in the industry, reducing the demand for nutritional supplements generally. In addition, during this period of reduced demand, we have been focusing on adjusting the company's product structure, sales model, customer structure and infrastructure in order to build a solid foundation for future business development instead of performing large scale marketing.

Cost of Revenue

Cost of revenue (“COR”) was $24,216 and $64,574 in the quarter and six months ended June 30, 2018, compared to $34,954 and $216,499 in the comparable periods last year, a decrease of $10,738 or 31% and $151,925 or 70%, respectively. The decrease in our COR is attributable to the decrease in our revenue. The COR as a percentage of sales was 60% and 44% in the quarter and six months ended June 30, 2018, compared to 37% and 41% for the comparable periods last year. This increase in COR resulted from the introduction of new products in the second quarter of 2018.

Gross Profit

Gross profit was $16,397 and $80,587 in the quarter and six months ended June 30, 2018, compared to $58,855 and $308,386 in the comparable periods last year, a decrease of $42,458 or 72% and $227,799 or 74%, respectively. The decrease in our gross profit was mainly due to the decrease of revenue. Gross margin was 40% and 56% in the quarter and six months ended June 30, 2018, compared to 63% and 59% for the same periods last year as a result of the increase in the COR as a percentage of sales.

Operating Expenses

Operating expenses were $375,573 and $857,306 for the quarter and six months ended June 30, 2018, compared to $457,094 and $953,353 for the comparable periods last year, a decrease of $81,521 or 18% and $96,047 or 10%. The decrease in operating expenses in the quarter was mainly due to a decrease in selling expense resulted from decreased sales and a decrease in general and administrative expenses resulting from various management initiatives. The decrease in operating expenses in the first half of 2018 was mainly due to a $173,264 decrease in selling expense, partly offset by a $78,328 increase in general and administrative expenses as a result of an increase in personnel salaries in the first quarter of 2018 in order to retain employees.

Net Loss

Our net loss for the quarter and six months ended June 30, 2018, was $359,520 and $777,469 compared to $400,588 and $650,059 for the comparable periods last year, a decrease in net loss of $41,068 or 10% and an increase in net loss of $127,410 or 20%. The decrease in net loss in the quarter was mainly due to the lower operating expenses. The increase in net loss in the first half of 2018 was mainly due to the lower gross profit.

Liquidity and Capital Resources

Currently, we are dependent upon advances from our major shareholder to continue our operations. As of June 30, 2018, cash and equivalents were $3,592, compared to $37,630 as of December 31, 2017. At June 30, 2018, we had a working capital deficit of $(5,235,672) compared to the $(4,789,126) deficit at December 31, 2017. The increase in the working capital deficit was mainly due to our continued losses.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2018 and 2017, respectively.

	June 30, 2018	June 30, 2017
Net cash provided by (used in) operating activities	$(450,830)	$233,238
Net cash used in investing activities	$(1,405)	$(7,916)
Net cash provided by (used in) financing activities	$417,475	$(135,785)

Net cash used in operating activities

Net cash used in operating activities was $450,830 for the six months ended June 30, 2018, compared to $233,238 for the six months ended June 30, 2017. The increase in the amount of cash used in operating activities was mainly due to our higher net loss and a decrease in unearned revenue.

Net cash used in investing activities

Net cash used in investing activities was $1,405 for the six months ended June 30, 2018, compared to $7,916 for the six months ended June 30, 2017 for purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $417,475 for the six months ended June 30, 2018, compared to cash used in financing activities of $135,785 in the six months ended June 30, 2017. The net cash provided by financing activities in the six months ended June 30, 2018 reflects advances from a major shareholder of the Company to pay the company’s working capital needs.

Impact of Inflation

The general annual inflation rate in China was 1.4% in 2017and 3.0% in 2016 according to the National Bureau of Statistics. Our results of operations may be affected by inflation, particularly rising prices for products and other operating costs.

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

Contingencies

The Company’s operations are conducted in the PRC and are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments in China and foreign currency exchange. The Company’s results may be adversely affected by changes in PRC government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad and rates and methods of taxation, among other things.

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

Going Concern

The Company incurred net losses of $359,520 and $777,469 for the quarter and six months ended June 30,2018, compared to $400,588 and $650,059 for the comparable periods last year, respectively. The Company also had a shareholders' deficit of $3,628,060 as of June 30, 2018. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by improving communications with suppliers to ensure sufficient and quality product supply, building a competitive and efficient sales force, providing attractive sales incentive programs, increasing marketing and promotion activities, and minimizing operating costs. The Company’s majority shareholder, Quanzhong Lin, plans to invest additional RMB 10 million into the Company by the end of September 2018 to help the Company’s working capital needs. As of September 7, 2018, the Company has received RMB 1.8 Million ($270,000). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  During the six months ended June 30, 2018 and 2017, bad debt expense was $8,914 and $10,025, respectively. As of June 30, 2018 and December 31, 2017, the bad debt allowance was $32,667 and $24,524, respectively.

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

Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 17% of the gross sales price before May 2018, starting from May 1, 2018, it becomes 16% as per tax regulation. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The adoption of these standards did not have any material impact on the Company’s CFS.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard did not have any material impact on the Company’s CFS.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The adoption of this standard did not have any material impact on the Company’s CFS.

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

At June 30, 2018, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at June 30, 2018, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company, from time to time, is involved in litigation incidental to the conduct of its business including claims related to merchandise sold, and wage and hour, and other employment related claims with current and former employees.

The Company believes that currently pending litigation will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2018, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

AIXIN LIFE INTERNATIONAL, INC.

Dated: September 17, 2018	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

