Form 10-Q
period 2018-09-30
AiXin Life International, Inc.
filed 2018-11-16
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of November 13, 2018, there were outstanding 317,988,089 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

September 30, 2018

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & equivalents	$23,116	$37,630
Accounts receivable, net	25,558	32,362
Other receivables and prepaid expenses	21,141	22,023
Advances to suppliers	16,228	2,435
Deferred commission	379,044	422,594
Deferred travel cost	244,455	277,261
Inventory	18,716	48,902

Total current assets	728,258	843,207

NONCURRENT ASSETS
Property and equipment, net	1,510,010	1,719,012

Total non-current assets	1,510,010	1,719,012

TOTAL ASSETS	$2,238,268	$2,562,219

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$56,259	$58,028
Unearned revenue	2,435,124	2,691,428
Taxes payable	1,243,061	1,290,550
Accrued liabilities and other payables	776,084	603,947
Advance from shareholder	1,270,795	988,380

TOTAL LIABILITIES	5,781,323	5,632,333

STOCKHOLDERS’ (DEFICIT)
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 950,000,000 shares authorized; 317,988,089 shares issued and outstanding	3,180	3,180
Paid in capital	3,843,035	3,371,857
Statutory reserve	11,721	11,721
Accumulated deficit	(7,530,600)	(6,386,718)
Accumulated other comprehensive income (loss)	129,609	(70,154)

TOTAL STOCKHOLDERS’ (DEFICIT)	(3,543,055)	(3,070,114)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,238,268	$2,562,219

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	$51,563	$125,463	$196,724	$650,348
Cost of Revenue	19,638	30,266	84,212	246,765

Gross profit	31,925	95,197	112,512	403,583

Operating expenses
Selling	100,137	148,664	355,193	576,984
General and administrative	290,700	213,206	884,036	728,214
Provision for bad debts	6,687	6,938	15,601	16,963

Total operating expenses	397,524	368,808	1,254,830	1,322,161

Loss from operations	(365,599)	(273,611)	(1,142,318)	(918,578)

Non-operating income (expenses)
Financial expense	(202)	(165)	(672)	(527)
Other income	(2)	11,306	121	35,661
Other expense	(610)	(13,160)	(1,013)	(41,471)

Total non-operating expenses, net	(814)	(2,019)	(1,564)	(6,337)

Loss before income tax	(366,413)	(275,630)	(1,143,882)	(924,915)

Income tax expense	-	(774)	-	-

Net loss	(366,413)	(274,856)	(1,143,882)	(924,915)

Other comprehensive items
Foreign currency translation gain (loss)	123,152	(24,452)	199,763	(113,622)

Comprehensive loss	$(243,261)	$(299,308)	$(944,119)	$(1,038,537)

Loss per share - Basic and diluted	$(0.001)	$(0.001)	$(0.004)	$(0.003)

Weighted average shares outstanding	317,988,089	272,764,004	317,988,089	272,764,004

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,143,882)	$(924,915)
Depreciation	126,231	161,949
Provision for bad debts	15,601	16,963
Impairment (recovery) of inventory	(15,017)	-
Increase (decrease) in assets
Accounts receivable	(10,223)	80,058
Other receivables and prepaid expenses	(294)	(2,367)
Advances to suppliers	(14,686)	81,394
Deferred commission	22,434	(48,100)
Deferred travel cost	19,185	(87,810)
Inventory	44,140	(27,297)
Increase (decrease) in liabilities:
Accounts payable	1,362	99,453
Unearned revenue	(120,666)	391,384
Taxes payable	21,692	5,612
Accrued liabilities and other payables	214,573	237,884

Net cash used in operating activities	(839,550)	(15,792)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,374)	(7,727)

Net cash used in investing activities	(1,374)	(7,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contribution	488,478	-
Advance from shareholder	339,096	13,631

Net cash provided by financing activities	827,574	13,631

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(1,164)	1,101

NET DECREASE IN CASH & EQUIVALENTS	(14,514)	(8,787)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	37,630	29,668

CASH & EQUIVALENTS, END OF PERIOD	$23,116	$20,881

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CFS

SEPTEMBER 30, 2018 AND2017

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Aixin Life International, Inc. (the “Company” or “Aixin” or “we”) was incorporated under the laws of the State of Colorado on December 30, 1987 under the name Mercari Communications Group, Ltd (“Mercari”). From 1988 until early 1990, Mercari provided educational products, counseling, seminar programs, and publications such as newsletters to adults aged 30 to 50. Mercari registered its common stock with the Securities and Exchange Commission (the “SEC”) under the Exchange Act in 1988. Mercari’s business failed in 1990. Mercari conducted no operating activities from June 1, 1990 to August 31, 2001 and was dormant.

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

During each year since Mercari was reactivated, the Company had no revenue and had losses approximately equal to the expenditures required to comply with filing and reporting obligations. Expenditures were paid by Mercari from capital contributions and loans made by Mercari’s principal stockholders and entities controlled by Mercari’s directors.

On January 20, 2017, Algodon sold 43,822,401 shares of the Company’s common stock 96.5% of the Company’s outstanding shares, to China Concentric, for $260,000, and assigned its right to the repayment of $150,087 of non-interest bearing advances to the Company for working capital, pursuant to a Stock Purchase Agreement dated December 20, 2016, as amended. Prior to entering into the Stock Purchase Agreement with Algodon, neither China Concentric nor any of its affiliates had any relationship to the Company, Algodon or any of their respective affiliates.

On February 2, 2017, Mr. Quanzhong Lin purchased 29,521,410 shares of the Company’s common stock, 65.0% of its outstanding shares of common stock, from China Concentric for $300,000, pursuant to a Stock Purchase Agreement dated December 21, 2016, which resulted in a change in control of the Company.

On December 12, 2017, the Company issued 227,352,604 shares of common stock to Mr. Lin, the sole stockholder of AiXin (BVI) International Group Co., Ltd. a British Virgin Islands corporation (“AiXin BVI”), for his shares of AiXin BVI, pursuant to a Share Exchange Agreement. Mr. Lin now owns 256,874,014 shares of the Company’s common stock, 80.8% of the outstanding shares.

As a result of the Share Exchange, AiXin BVI became the Company’s wholly-owned subsidiary, and the Company now owns all of the outstanding shares of HK AiXin International Group Co., Limited, a Hong Kong limited company (“AiXin HK”), which in turn owns all of the outstanding shares of Chengdu AiXinZhonghong Biological Technology Co., Ltd., a Chinese limited company (“AiXinZhonghong”), which markets and sells premium-quality nutritional products in China.

AiXin BVI was incorporated on September 21, 2017 as a holding company and AiXin HK was established in Hong Kong on February 25, 2016 as an intermediate holding company. AiXinZhonghongwas established in the PRC on March 4, 2013, and on May 27, 2017, the local government of the PRC issued a certificate of approval regarding the foreign ownership of AiXinZhonghong by AiXin HK. Neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017.

For accounting purposes, the acquisition was accounted for as a reverse acquisition and treated as a recapitalization of Mercari effected by a share exchange, with AiXin BVI as the accounting acquirer. Since neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017, the historical CFS of AiXinZhonghong are now the historical CFS of the Company. The assets and liabilities of AiXinZhonghong were brought forward at their book value and no goodwill was recognized.

Effective February 1, 2018, pursuant to Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of Colorado, the Company changed its name to AiXin Life International., Inc.

The Company, through its indirectly owned AiXinZhonghong subsidiary, mainly distributes consumer products by offering a line of nutritional products. The Company sells the products through exhibition events, conferences, as well as person-to-person marketing. During 2018, the Company’s revenue was primarily generated from sales of products, which include Oleesa Milk Powder, gland element, mattress, and other nutritional supplements. The Company’s business mainly focuses on a proactive approach to its customers such as hosting events for clients, which it believes is ideally suited to marketing its products because sales of nutrition products are strengthened by ongoing personal contact and support, coaching and education of its clients, as to the benefits of a healthy and active lifestyle.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements (“CFS’) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of Aixin is Chinese Renminbi (‘‘RMB’’). The accompanying CFS are translated from RMB and presented in U.S. dollars (“USD”).

The CFS includes the accounts of the Company and its current wholly owned subsidiaries, AiXin HK and AiXinZhonghong. Intercompany transactions and accounts have been eliminated in consolidation.

Going Concern

The Company incurred net losses of $1,143,882 and $924,915 for the nine months ended September 30, 2018 and 2017, respectively. The Company also had a stockholders’ deficit of $3.5 million as of September 30, 2018. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by improving communications with suppliers to ensure sufficient supplies of quality products, building a competitive and efficient sales force, providing an attractive sales incentive program, increasing marketing and promotional activities, and minimizing operating costs. The Company’s majority shareholder, Quanzhong Lin, plans to invest an additional RMB 10 million ($1,500,000) into the Company by the end of 2018 to help the Company’s working capital needs. As of November 14, 2018, the Company has received RMB 4.3 Million ($624,646) from Mr. Lin. The CFS do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2018 and December 31, 2017 (audited), the bad debt allowance was $38,020 and $24,524, respectively.

Inventory

Inventory mainly consists of health supplement products. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company had no inventory impairment for the nine months ended September 30, 2018 or 2017.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2018 and December 31, 2017 (audited), there were no significant impairments of its long-lived assets.

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

At September 30, 2018 and December 31, 2017(audited), the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 606, “Revenue Recognition”. Sales are recognized when a formal arrangement exists; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery of the products or services; no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

The Company’s sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As alternatives for the product return option, the customers have options of asking an exchange of the products with same value. The amount for return of products was immaterial for the nine months ended September 30, 2018 and 2017.

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

As of September 30, 2018 and December 31, 2017 (audited), the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the first nine month of 2018 and 2017 consisted of net loss and foreign currency translation adjustments.

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

As of September 30, 2018 and 2017 and for the periods then ended, the Company did not have any potentially dilutive instruments.

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

3. DEFERRED COMMISSION

The Company paid commission to its salesmen based on cash collected from the sales. The Company calculated and paid commission based on certain proportion of monthly cash receipts from sales; however, the customers sometimes delays taking delivery of the products after payment is made to the Company, which is recorded as unearned revenue. Accordingly, the Company only recognizes current commission cost as the related revenue is recognized. Commission expenses are recorded as selling expenses. As of September 30, 2018 and December 31, 2017 (audited), the Company had deferred commission of $379,044 and $422,594 respectively.

4. DEFERRED TRAVEL COST

As part of the Company’s sales incentive program, the Company occasionally provided free travel to its customers whose prepayment to purchase the Company’s products reached a certain amount. There are different travel incentives offered to its customers based on amount received from each customer. The Company recorded the to-be-provided free travel cost when cash is collected from customers as deferred travel cost with corresponding account of accrued travel cost, and recorded as net of sales once the prepayment from customers was recognized as revenue. As of September 30, 2018 and December 31, 2017 (audited), the Company had deferred travel cost of $244,455 and $277,261, respectively.

5. INVENTORY

Inventory consisted of the following at September 30, 2018 and December 31, 2017(audited):

	September 30, 2018	December 31, 2017
Finished goods – health supplements	$18,716	$63,930
Less: Inventory impairment allowance	-	(15,028)
Total	$18,716	$48,902

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2018 and December 31, 2017(audited):

	September 30, 2018	December 31, 2017
Office furniture	$229,820	$242,613
Building	1,515,743	1,600,118
Vehicle	213,738	225,636
Electronic equipment	14,603	14,041
Total	1,973,904	2,082,408
Less: Accumulated depreciation	(463,894)	(363,396)
Net	$1,510,010	$1,719,012

Depreciation for the nine months ended September 30, 2018 and 2017 was$126,231 and $161,949, respectively.

7. TAXES PAYABLES

Taxes payable consisted of the following at September 30, 2018 and December 31, 2017(audited):

	September 30, 2018	December 31, 2017
Income	$35,644	$37,629
Value-added	1,098,318	1,149,055
City construction	48,169	50,218
Education	34,417	35,882
Other	26,513	17,766
Taxes payable	$1,243,061	$1,290,550

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2018 and December 31, 2017(audited):

	September 30, 2018	December 31, 2017
Accrued liability – travel cost (see Note 4)	$84,178	88,864
Salary payable	148,568	97,393
Other payables	543,338	417,690
Total	$776,084	$603,947

Other payable mainly consisted of payables for employees’ social insurance and disabled employment security fund of $277,886 and commission payable of $105,434 at September 30, 2018; and payables of employees’ social insurance and disabled employment security fund of $242,075 and commission payable of $103,736 at December 31, 2017, respectively.

9. RELATED PARTY TRANSACTIONS

Advance from a Shareholder

At September 30, 2018 and December 31, 2017 (audited), the Company had an advance from a major shareholder of $1,270,795 and $988,380, respectively. The advance was payable on demand, and bore no interest.

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for office use; the lease term was three years until May 2017 with an option to renew. The monthly rent was RMB 5,000 ($721), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease in May 2017 for another three years until May 28, 2020 with monthly rents of RMB 5,000 ($721), payable quarterly. The future annual minimum lease payment at September 30, 2018 is $8,652 for the year ended September 30, 2019, $5,768 for the year ending May 28, 2020.

10. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the nine months ended September 30, 2018 and 2017, and has recorded income tax provision for the periods.

China has a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises). However, the Company enjoys 10% preferential income tax rate for taxable income of RMB 0.5 million ($72,000) or less with a ‘Small Business’ status.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the nine months ended September 30, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

11. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share of common stock for the respective quarters ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Basic loss per share:
Numerator:
Net loss used in computing basic loss per share	$(366,413)	$(274,856)	$(1,143,882)	$(924,915)

Denominator:
Weighted average common shares outstanding	317,988,089	272,764,004	317,988,089	272,764,004
Basic loss per share	$(0.001)	$(0.001)	$(0.004)	$(0.003)

12. SHAREHOLDERS’ DEFICIT

The Company is authorized to issue 20,000,000 shares of blank check preferred stock at $0.001 par value and 950,000,000 shares of common stock at $.00001 par value per share. At September 30, 2018 and December 31, 2017 (audited),the Company had 317,988,089 shares issued and outstanding including the 30,149,390 shares authorized by BOD to be issued for services render by two individuals but subsequently revoked by BOD when it determined it is not in the Company’s best interests to issue any shares to the two individuals (see note 2). Upon the Aixin reverse acquisition, the number of issued and outstanding shares was retroactively adjusted to reflect the recapitalization.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund. The Company did not make any contribution to this fund during the nine months ended September 30, 2018 and 2017.

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

The Company is, from time to time, involved in litigation incidental to the conduct of its business litigation regarding merchandise sold, including product litigation with respect to various employment matters, including litigation with present and former employees, wage and hour litigation and litigation regarding intellectual property rights.

The Company believes that current pending litigation will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

For accounting purposes, the acquisition was accounted for as a reverse acquisition and has been treated as a recapitalization of Mercari Communications Group, Ltd. effected by a share exchange, with AiXin BVI as the accounting acquirer. Since neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017, the historical financial statements of AiXin Zhonghong are now the historical financial statements of our filings. The assets and liabilities of AiXin Zhonghong were brought forward at their book value and no goodwill has been recognized

We, through our indirectly owned AiXin Zhonghong subsidiary, mainly market and sell innovative consumer products in China by offering premium-quality nutritional products. We sell the products through our sales offices, exhibition events we organize and sponsor, as well as person-to-person marketing. Our revenue was primarily generated from the sales of our cell food, clear lung Kangbao, light tea, detergents and bear gall powders, and other nutritional supplements. Our business mainly focuses on proactively approaching our customers such as hosting events for clients, which we believe is ideally suited to marketing our products because sales of nutrition products are strengthened by ongoing personal contact and support, coaching and education among the Company, our clients, and their clients towards a healthy and active lifestyle.

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

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended September 30,
	2018		2017
	$	% of Revenue	$	% of Revenue
Revenue	$51,563	100%	$125,463	100%
Cost of revenue	19,638	38%	30,266	24%
Gross profit	31,925	62%	95,197	76%
Operating expenses	397,524	771%	368,808	294%
Loss from operations	(365,599)	(709)%	(273,611)	(218)%
Non-operating income (expenses), net	(814)	(2)%	(2,019)	(1.61)%
Income tax expense	-	-%	(774)	(0.62)%
Net loss	$(366,413)	(711)%	$(247,856)	(198)%

	Nine Months Ended September 30,
	2018		2017
	$	% of Revenue	$	% of Revenue
Revenue	$196,724	100%	$650,348	100%
Cost of revenue	84,212	43%	246,765	38%
Gross profit	112,512	57%	403,583	62%
Operating expenses	1,254,830	638%	1,322,161	203%
Loss from operations	(1,142,318)	(581)%	(918,578)	(141)%
Non-operating income (expenses), net	(1,564)	(1)%	(6,337)	(1)%
Income tax expense	-	-%	-	-%
Net loss	$(1,143,882)	(581)%	$(924,915)	(142)%

Revenue

Revenue for the quarter ended September 30, 2018, was $51,563, while revenue for the comparable 2017 period was $125,463, a decrease of $73,900 or 59%. Revenue for the nine months ended September 30, 2018, was $196,724, while revenue for the comparable 2017 period was $650,348, a decrease of $453,624 or 70%. The decrease in sales was primarily because the market for health supplement products declined after a year in which the government attempted to crack down on fraudulent practices in the industry, reducing the demand for nutritional supplements generally. In addition, during this period of reduced demand, we have been focusing on adjusting the company’s product structure, sales model, customer structure and infrastructure in order to build a solid foundation for future business development instead of performing large scale marketing.

Cost of Revenue

Cost of revenue (“COR”) was $19,638 and $84,212 in the quarter and nine months ended September 30, 2018, compared to $30,266 and $246,765 in the comparable periods last year, a decrease of $10,628 or 35% and $162,553 or 66%, respectively. The decrease in our COR is attributable to the decrease in our revenue. The COR as a percentage of sales was 38% and 43% in the quarter and nine months ended September 30, 2018, compared to 24% and 38% for the same periods last year. This increase in COR resulted from the introduction of new products in the second quarter of 2018.

Gross Profit

Gross profit was $31,925 and $112,512 in the quarter and nine months ended September 30, 2018, compared to $95,197 and $403,583 in the comparable periods last year, a decrease of $63,272 or 66% and $291,071 or 72%, respectively. The decrease in our gross profit was mainly due to the decrease of revenue. Gross margin was 62% and 57% in the quarter and nine months ended September 30, 2018,compared to 76% and 62% for the same periods last year as a result of the increase in the COR as a percentage of sales.

Operating Expenses

Operating expenses were $397,524 and $1,254,830 for the quarter and nine months ended September 30, 2018, compared to $368,808 and $1,322,161 for the comparable periods last year, an increase of $28,716 or 8% and a decrease of $67,331 or 5%. The increase in operating expenses in the quarter was mainly due to an increase in personnel salaries and an increase in public company maintenance costs, partly offset by a decrease in selling expense. The decrease in operating expenses in the first nine months of 2018 was mainly due to a $221,791 decrease in selling expense, partly offset by a $155,822 increase in general and administrative expenses as a result of an increase in personnel salaries in order to retain employees and an increase in public company maintenance costs.

Net Loss

Our net loss for the quarter and nine months ended September 30,2018, was $366,413 and $1,143,882 compared to $274,856 and $924,915 for the comparable periods last year, an increase in net loss of $91,557 or 33% and an increase in net loss of $218,967 or 24%. The increase in net loss in the quarter was mainly due to the lower gross profit and higher operating expenses. The increase in net loss in the first half of 2018 was mainly due to the lower gross profit, partly offset by lower operating expenses.

Liquidity and Capital Resources

Currently, we are dependent upon advances from our major shareholder to continue our operations. As of September 30, 2018, cash and equivalents were $23,116, compared to $37,630 as of December 31, 2017. At September 30, 2018, we had a working capital deficit of $(5,053,065) compared to the $(4,789,126) deficit at December 31, 2017. The increase in the working capital deficit was mainly due to our continued losses.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2018 and 2017, respectively.

	September 30, 2018	September 30, 2017
Net cash used in operating activities	$(839,550)	$(15,792)
Net cash used in investing activities	$(1,374)	$(7,727)
Net cash provided by financing activities	$827,574	$13,631

Net cash used in operating activities

Net cash used in operating activities was $839,550 for the nine months ended September 30, 2018, compared to $15,792 for the nine months ended September 30, 2017. The increase in the amount of cash used in operating activities was mainly due to our higher net loss and a decrease in unearned revenue.

Net cash used in investing activities

Net cash used in investing activities was $1,374 for the nine months ended September 30, 2018, compared to $7,727 for the nine months ended September 30, 2017 for purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $827,574 for the nine months ended September 30, 2018, compared to $13,631 in the nine months ended September 30, 2017. The higher net cash provided by financing activities in the nine months ended September 30, 2018 reflects advances from a major shareholder of the Company to pay the company’s working capital needs.

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

Going Concern

The Company incurred net losses of $366,413 and $1,143,882 for the quarter and nine months ended September 30, 2018, compared to $274,856 and $924,915 for the comparable 2017 periods, respectively. The Company also had a shareholders’ deficit of $3,543,055 as of September 30, 2018. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by improving communications with suppliers to ensure sufficient and quality product supply, building a competitive and efficient sales force, providing attractive sales incentive programs, increasing marketing and promotion activities, and minimizing operating costs. The Company’s majority shareholder, Quanzhong Lin, plans to invest additional RMB 10 million into the Company by the end of 2018 to help the Company’s working capital needs. As of November 14, 2018, the Company has received RMB 4.3 Million ($624,646) from Mr. Lin. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the nine months ended September 30, 2018 and 2017, bad debt expense was $15,601 and $16,963, respectively. As of September 30, 2018 and December 31, 2017, the bad debt allowance was $38,020 and $24,524, respectively.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 606, “Revenue Recognition”. Sales are recognized when a formal arrangement exists; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery of the products or services; no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

At September 30, 2018, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at September 30, 2018, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2018, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A.

Item 5. Other Information

Item 6. Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement, dated as of December 12, 2017, among the Company, AiXin BVI, AiXin HK, AiXinZhonghong and the stockholders of AixinZhonghong (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017 as filed with the SEC on January 16, 2018).

3.4	Bylaws of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIXIN LIFE INTERNATIONAL, INC.

Dated: November 16, 2018	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

