Form 10-K
period 2018-12-31
AiXin Life International, Inc.
filed 2019-04-15
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

Commission File Number: 000-17284

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

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

As of June 30, 2018, the number of outstanding shares of the registrant’s common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 46,039,380 shares. However, since there was no trading market for the common stock as of that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of April 3, 2019, we had outstanding 287,838,699 shares of common stock.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

The “Company,” “we,” “us,” and “our” refer, prior to December 12, 2018, the date of the reverse acquisition resulting from the share exchange transaction described in this report, to the registrant, Mercari Communications Group, Ltd., a shell company, and thereafter, to the business of (i) AiXin (BVI) International Group Co., Ltd. a British Virgin Islands corporation (“AiXin BVI”) recently organized for the sole purpose of acquiring all of the outstanding shares of HK AiXin International Group Co., Limited, a Hong Kong limited company (“AiXin HK”), formed for the sole purpose of acquiring all of the outstanding shares of Chengdu AiXinZhonghong Biological Technology Co., Ltd., a Chinese limited company (“AiXinZhonghong”), which markets and sells innovative, premium-quality nutritional products in China. Effective February 1, 2018, pursuant to Articles of Amendment to our Articles of Incorporation filed with the Secretary of State of Colorado, we changed our name to AiXin Life International., Inc. (“AiXin”).

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

Overview

We, through our indirectly wholly owned subsidiary, AiXinZhonghong, market and sell innovative, premium-quality nutritional products in Chengdu, China. The products we market and sell are manufactured by unaffiliated parties. The number of products we offer varies over time. At the beginning of each calendar year, we evaluate the sale performance and market demand of each product offered during the preceding year, and decide whether to continue to offer that product in the current year. During 2018 we offered eleven products, including cell food, goat milk power, clear lung Kangbao, light tea, bear gall powders, and other nutritional supplements. We offer these products directly to our clients at events we organize and sponsor, at which, on occasion, representatives of the manufacturer promote the products and discuss the benefits derived from using them. We also rely on client recommendations to market and sell products and offer discounts to clients who purchase significant quantities of products for the purpose of marketing and selling the products to their friends, family members and others. We also offer clients who purchase significant quantities of products paid vacations, travel and other benefits. The products can be purchased at the events held by us, as well as any of the 14 sales offices we maintain in Chengdu.

Before promoting a product, we research it and its manufacturer to determine the manufacturer’s reputation as to whether it delivers unadulterated products, and whether there is a basis for claiming the product can deliver the benefits claimed. As part of this effort, a group of our employees use the products and provide feedback based upon their personal experiences. We base our evaluation of products on the assessments received from our employees. We also review and to the extent feasible confirm information and reports received from the manufacturer and distributor. We do not rely upon any other third-party reports.

We do not independently test products to determine efficacy. Rather we rely upon information we uncover through inquiries in the community and a review of scientific and other literature. Once we determine to offer a product and believe it will be purchased by our clients, we will purchase a bulk quantity, enabling us to acquire products at prices below those which are available to smaller distributors.

We offer our clients personalized services, including educating them through seminars on the benefits of the products we distribute, maintaining sales offices at which our clients can engage in recreational and social activities where the products we offer are prominently displayed and can be picked up, conducting promotions with representatives of the manufacturers of the products, and encouraging customer loyalty with incentives such as rewards and discounts based upon the quantities of products purchased for individual use or sold to others. We believe our marketing strategy which emphasizes ongoing personal contact and support, coaching and educating our clients as to the benefits of the products we distribute is ideally suited for selling nutritional products and builds confidence in and customer loyalty to our company and the products we sell. We believe this is particularly the case in China where the middle class is growing in size yet, due to lax enforcement and limited laws and regulations, many manufacturers and distributors, particularly those of new and innovative products, are not trusted by consumers. Thus, although our focus is our clients, the manufacturers we work with get the benefit of the trust our clients have placed in us. Consequently, although certain of the products we distribute are produced by a variety of manufacturers, we require the manufacturer or distributor from which we purchase a product to provide us with exclusive distribution rights for an agreed upon time period within a prescribed territory or package the product so that while we are offering a product, it is distinct from products sold to our competitors.

In addition to our ongoing operations, we are seeking to acquire an interest in additional business through opportunities located by our management or presented by persons or firms which desire to take advantage of the perceived advantages of an Exchange Act registered corporation. We are not restricting our search to any specific business, industry, or geographical location and may participate in a business venture of virtually any kind or nature.  We are not currently engaged in negotiations regarding the acquisition of any business.

The chart below presents our corporate structure:

AiXin Life International, Inc. (a Colorado corporation)
(formerly known as Mercari Communications Group, Ltd.)

100%

AiXin (BVI) International Group Co., Ltd (BVI)

100%

HK AiXin International Group Co., Limited (HK) (“AiXin HK”)

100%

Chengdu AixinZhonghong Biological Technology Co., Ltd (PRC) (“AiXinZhonghong”)

Our executive offices are at Hongxing International Business Building 2, 14th FL, No. 69 Qingyun South Ave., Jinjiang District, Chengdu City, Sichuan Province, China, and our telephone number is [+86-28-8669-1072].

Products We Offer

We offer a variety of nutritional products, which change over time. In 2017 we offered 26 products and in 2018 we offered 11 products. Our most popular products during 2018 were cell food, goat milk power, clear lung Kangbao, light tea, bear gall powders and mattresses,

We source and purchase all our products through third party distributors and manufacturers which we carefully research before determining to distribute a product.

Marketing and Sales Strategy

We market and sell the products we offer directly to our clients, primarily utilizing person-to-person marketing to promote and sell our products. These personal marketing efforts are supported by various mediums, including our marketing content, educational events, open facilities and social business solutions. We believe our marketing strategy is effective because:

●	we educate consumers about products face-to-face, which we believe is more effective for differentiating our products than using traditional mass-media advertising, particularly when introducing a new product to an older unsophisticated group of consumers in an environment where it is difficult to obtain accurate, reliable product information;

●	it provides for actual product demonstrations and trial by potential consumers;

●	it allows us to provide personal testimonials of product efficacy; and

●	as compared to other marketing methods, we have the opportunity to provide consumers higher levels of service and encourage repeat purchases.

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

Our strategy for increasing the number of clients interested in selling the products we offer to others and for developing new clients who demonstrate the ability to sell our products to others, is to provide them with compensation, in the form of quantity purchase discounts and other incentives, such as free meals, travel or vacations. We track the amount of products purchased and frequency of purchases by those clients who sell our products to others and reward them when we think it is appropriate

We offer our clients a customer satisfaction guarantee. Our sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As alternatives for the product return option, the customers have options of asking an exchange of the products with same value.

Because of restrictions on direct selling and multi-level market in Mainland China, we structured our business model to avoid being placed in either category based on the guidance we received from government officials, our interpretation of applicable regulations, our understanding of the practices of international direct selling companies operating in Mainland China, and our understanding as to how regulators are interpreting and enforcing the regulations.

Competition

Products

The category of nutritional products is very competitive and there are various channels through which such products are marketed to consumers, including direct selling, through the internet, in specialty retailers and the discounted channels of food, drug and mass merchandise. AixinZhonghong seeks to differentiate itself from this group by being familiar with its clients and providing a personalized sales experience, and focusing on after-sale services where sales employees focus on the consultative sales process through product education and the frequent contact and support that many sales employees have with the clients. From a competitive standpoint, there are many providers and sales outlets of nutritional products in China. We believe that none have effectively combined the product, personal coaching, education and the product access provided by our sales employees and, further, that these efforts are compounded by the peer pressure our clients generate through our organized group sales presentations.

Our Competitive Advantages / Strengths

Client Base

We have clients who primarily join for a discount on products they consume and introductions to new products they might desire, along with clients who also choose to profit by reselling our products. We currently have slightly in excess of 2,800 preferred clients, who purchase products for personal and family use, and 600 client distributors, who purchase products for their own use and for distribution to others. In addition, we have over 10,000 “potential” clients,i.e., individuals who attended a marketing event or made two purchases within the past two months.

When customers purchase the products we offer, information such as the customer’s name and the products purchased, is entered into our computer system, enabling us to develop a profile of more active customers. We do not initially identify a new customer as a preferred client or client distributor, but monitor each member’s purchase patterns over time in order to match products to their desires and, eventually, categorize them as a preferred customer or distributor.

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

Competitive Advantages

-	We study the attributes of new products which become available and after researching the benefits which they claim to offer we organize a group of professionals to experience and evaluate the products. Only after we determine that a product is safe, manufactured in conformance with appropriate standards, and has a basis for the claims made, do we recommend a product to our clients. This process ensures our clients get safe, quality products that suit their personal needs and upon which they can rely.

-	Our clients vary greatly in age, background, health and physical condition. We organize activities and events so that we might learn each client’s family background, physical condition and personal health needs, and categorize them into different groups for different products. For example: “cardiovascular and cerebrovascular group”, “bones and joints”, and “heart health.”

-	We also focus on after-sale services. Due to the large number of clients that are in the middle-to-older aged groups, we have the ability to have products delivered to our clients’ homes by sales personal who can explain the product and demonstrate its use. Our sales personnel are available on a 24 hour basis for questions from clients. Once a client purchases a product, our in-house health advisors will contact him or her to give appropriate professional advice and consultation both over the phone, of face-to-face if needed.

Our Strategies

-	On-site Publicity. We have rooms available at our 14 sales offices throughout Chengdu at which our clients can gather to play cards, enjoy afternoon teas, and engage in other activities. The products we distribute are displayed at each of these sites along with appropriate literature and can be purchased by clients and visitors.

-	Marketing Events. We periodically host small and large-scale marketing events for up to approximately 1000 participants. These events are held at our premises or at restaurants and during travel. At each event products are demonstrated and our personnel explain the benefits of the products and, if available, representatives of the manufacturer or distributor are on hand to respond to questions or make a presentation. We use holidays, such as “National Day,” “New Year Day,” and “Mid-Autumn Day” as an opportunity to host large-scale themed activities or events appropriate for the season.

-	One-on-one marketing. Sales people will explain and market products to clients one-on-one at our facilities, during marketing events or at a client’s home or office, which gives a personal touch and more detailed explanation of products.

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

Under PRC regulations, “direct selling” refers to a type of business mode in which a company recruits door-to-door salesmen to sell products directly to ultimate consumers outside the companies’ fixed places of business. Businesses engaged in “direct selling” are required to obtain a license from the PRC government. A direct selling company is required to provide vocational training for, and conduct an examination of, any sales promoter it recruits, and obtain a certificate for each sales promoter after the sales promoter has passed the examination. A direct selling company is also required, when commencing operations, to deposit RMB 20 million ($2.9 million) in a special account with a designated bank, which deposit is adjusted on a monthly basis to equal 15% of the operator’s sales from direct selling products up to RMB 0.1 billion ($14.5 million).

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

Employees

As of April 3, 2019, we had approximately 60 full-time employees, of which approximately 26 were in management and administration, 32 were sales and service personnel and 2 were in public relations and sales support.

Corporate History

We were incorporated under the laws of the State of Colorado on December 30, 1987 under the name Mercari Communications Group, Ltd. (“Mercari”). From 1988 until early in 1990, we provided educational products, counseling, seminar programs, and publications such as newsletters to adults aged 30 to 50. We registered our common stock with the Securities and Exchange Commission (the “SEC”) under the Exchange Act in 1988. Our business failed in 1990 and we conducted no operating activities from June 1, 1990 to August 31, 2001.

In 2001, we were reactivated and filed all delinquent documents with the Colorado Secretary of State and federal and state tax authorities. Since 2002, we have filed all reports required under the Exchange Act and are now current in our reporting obligations under the Exchange Act.

On November 9, 2009, we entered into a stock purchase agreement with Algodon Wines & Luxury Development Group, Inc. or “Algodon” (formerly Diversified Private Equity Corporation or “DPEC”), a then privately-held Delaware corporation, and Kanouff, LLC (“KLLC”) and Underwood Family Partners, Ltd. (the “Partnership”). KLLC and the Partnership were the then holders of a majority of our outstanding common stock. Pursuant to the stock purchase agreement, Algodon purchased and the Company sold, 43,822,001 shares of common stock for $43,822, or $0.001 per share. In addition, Algodon purchased 200 shares of our common stock from KLLC and 200 shares of our common stock from the Partnership for $180,000 payable to each selling shareholder. Immediately following the closing of the transactions contemplated by the foregoing stock purchase agreement, Algodon owned 43,822,401 shares of our common stock, or 96.5% of our outstanding shares.

During each of the years from 2002 to 2016 we had no revenue and had losses approximately equal to the expenditures required to reactivate and comply with filing and reporting obligations. Expenditures were paid by Mercari from capital contributions and loans made by our principal stockholders and their affiliates.

In October 2016, Mr. Yao-Te Wang, introduced Mr. Ethan Chuang, a representative of China Concentric Capital, Ltd. (“China Concentric”), to Mr. Quanzhong Lin to discuss the possible acquisition of Mercari by China Concentric or Mr. Chuang for purposes of then acquiring an operating company in China. On December 21, 2016, China Concentric, a company with which Mr. Chuang was affiliated, entered into a purchase agreement (as amended, the “Lin Purchase Agreement”) with Mr. Lin for the purchase of a controlling interest in our company.

On January 20, 2017, Algodon sold all of the 43,822,401 shares of our common stock which it owned, 96.5% of our outstanding shares of common stock, to China Concentric, for $260,000, and assigned its right to the repayment of $150,087 of non-interest bearing advances to our company for working capital under a stock purchase agreement dated December 20, 2016, as amended, with China Concentric (the “Algodon Purchase Agreement”). Prior to entering into the Algodon Purchase Agreement, neither China Concentric nor any of its affiliates, had any relationship to, our company, Algodon or any of their respective affiliates, though China Concentric acquired the shares of Algodon with a view towards reselling them to Mr. Lin.

On February 2, 2017, Mr. Lin purchased 29,521,410 shares of our common stock, approximately 65% of our outstanding shares of common stock, from China Concentric for $300,000, pursuant to the Lin Purchase Agreement, which resulted in a change in control of our company. Mr. Lin is an accomplished Chinese entrepreneur who has founded pharmacies, retail outlets, companies which provide services in hotel management and global tourism, and AiXinZhonghong,

Mr. Chuang was appointed a director and officer of our company upon the consummation of the Algodon Purchase Agreement, and continued to serve as a director and officer of our company following the acquisition by Mr. Lin of a controlling interest in our company until the consummation of the AiXin BVI Acquisition on December 12, 2017, discussed below. Mr. Lin was appointed a director and Chief Executive Officer of our company at the time he acquired a controlling interest in our company. At the time the acquisition of Aixin (BVI) was being structured, Mr. Lin and Mr. Chuang were our only officers and directors. Mr. Wang was appointed a director of our company to fill the vacancy created by the resignation of Mr. Chuang at the time of the acquisition of Aixin (BVI).

On December 12, 2017, we issued 227,352,604 shares of common stock to Mr. Lin, the sole stockholder of AiXin BVI, for his shares of AiXin BVI, pursuant to a share exchange agreement (the “Share Exchange Agreement”). Mr. Lin then owned 256,874,014 shares of our common stock, or 80.8% of our outstanding shares.

The terms of each of the Algodon Purchase Agreement whereby China Concentric acquired control of our company, the terms of the Lin Purchase Agreement whereby controlled was transferred to Mr. Lin and the terms of the Share Exchange Agreement whereby we acquired Aixin (BVI) reflect the negotiations among Mr. Lin, Mr. Wang and China Concentric as to their relative compensation for their contributions to our company.

Messrs. Lin, Wang, Chuang and China Concentric structured the foregoing stock purchase and share exchange transactions as part of the AiXin BVI Acquisition to obtain the share allocations and monetary benefits described below. China Concentric received 14,300,991 shares of our common stock (the difference between the 43,822,401 shares it purchased from Algodon and the 29,521,410 shares it sold to Mr. Lin), realized $40,000 (the difference between the $300,000 it received from Mr. Lin for the sale of the 29,521,410 shares sold to Mr. Lin and the $260,000 it paid Algodon for the 43,822,401 shares it purchased from Algodon), and an assignment of Algodon’s right to repayment for working capital advances in the aggregate amount of $150,807 which Algodon had made to our company as our controlling stockholder

Effective February 1, 2018, we changed our name to AiXin Life International., Inc. (“AiXin”).

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

We incurred a substantial net loss in 2018 and may not be able to continue to operate as a going concern.

We suffered net losses of $1.3 million and $4.26 million for the years ended December 31, 2018 and 2017, respectively, and we had a stockholders’ deficit of $3.2 million as of December 31, 2018. The report of our independent registered public accountants on our financial statements as of and for the year ended December 31, 2018 states that these factors raise uncertainty about our ability to continue as a going concern.

We face intense competition, and if we do not compete successfully against existing and new competitors, we may lose market share and suffer losses.

We face intense competition. We believe our ability to compete depends upon many factors both within and beyond our control. Some of our current and potential competitors may have greater financial, marketing, user traffic and other resources than we have. Certain of our competitors may be able to devote greater resources to marketing and promotional campaigns and devote substantially more resources to website and system development than us. Increased competition may reduce our market share and require us to increase our marketing and promotional efforts, which could negatively affect our operating margins or force us to incur losses. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We believe the market recognition and reputation we achieved have significantly contributed to the success of our business. Maintaining and enhancing our reputation is critical to our success and ability to compete. Many factors, some of which are beyond our control, may negatively impact our reputation, such as:

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

We currently mainly offer 11 nutritional products from a limited number of manufacturers. Unless we are able to significantly increase the number of nutritional and other products we market and sell and the number of manufacturers who distribute their products through our distribution channel, we will be unable to increase our revenues and become profitable.

Our business depends substantially on the continuing efforts of our executive officers and key employees, and our business may be severely disrupted if we lose their services.

We currently depend on the continued services and performance of the key members of our management team, in particular Mr. Quanzhong Lin, our President and Chief Executive Officer (“CEO”). Mr. Lin is our founder and his leadership has played an integral role in our growth. Our future success depends substantially on the continued efforts of our executive officers and key employees. If one or more of our executive officers or key employees were unable or unwilling to continue their service, we might not be able to replace them easily, in a timely manner, or at all, and our business may be severely disrupted, our financial conditions and results of operations may be materially and adversely affected and we may incur additional expenses to recruit, train and retain personnel.

Our key executives do not devote full time to our operations.

Mr. Quanzhong Lin, our President and Chief Executive Officer, is involved in a number of businesses and devotes approximately 90% of his working time to our operations. Our positive reputation is derived from Mr. Lin’s business success and standing in the community. If Mr. Lin does not devote sufficient attention to our business, our operations could suffer and our financial conditions and results of operations may be materially and adversely affected. If Mr. Lin’s other businesses should fail or if his reputation in the community should be impaired, our business could suffer and our financial conditions and results of operations may be materially and adversely affected.

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

Mr. Quanzhong Lin, our founder and principal shareholder, is a citizen of the PRC and an active entrepreneur in Chengdu. Mr. Lin is not familiar with American business practices and is heavily influenced by the business culture in the PRC. Certain governmental entities pay bonuses or subsidies to individuals in China whose companies become publicly traded in America and there is a certain level of respect and prestige associated with being the Chinese principal of a company which is publicly traded in the U.S. Mr. Lin’s motivation for causing the business of AiXinZhongdong to become a part of a U.S. publicly-traded company may differ from those of American entrepreneurs and his values may cause him to operate the business differently than would an American entrepreneur.

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

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof.

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

All of our assets and clients are in China. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

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

At various times during recent years, the United States (“U.S.”) and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our common stock.

The slowing economic growth in China may assert a negative impact on our operation and financial results.

According to several articles published by the Wall Street Journal, CNN, and BBC News in January 2016, after experiencing rapid growth for more than a decade, China’s economy has been hit by shrinking foreign and domestic demand, weak investment, factory overcapacity and oversupply in the property market, and has experienced a painful slowdown in the last two years. In 2018, China’s economy grew by 6.9%, compared with 6.9% a year earlier, marking its slowest growth in a quarter of a century. As the government tried to shift the growth engine away from manufacturing and debt-fueled investment toward the services sector and consumer spending, the outlook of the Chinese economy is uncertain.

In the next two to three years, China’s growth performance could deteriorate because of the overhang of its real estate bubble, massive manufacturing overcapacity, and the lack of new growth engines. China’s economy grew by 6.6% in 2017. If China’s economy fails to grow as previously expected, it may negatively affect our business operations and financial results.

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

We are subject to the 25% enterprise income tax. However, since all of our activities are in China, we do not believe AiXinZhonghong or our Company meet all of the conditions to be classified as a PRC resident enterprise., However, if we engage in activities outside of Mainland China, the PRC tax authorities may classify AiXinZhonghong or our company as a PRC resident enterprise, which would result in a number of unfavorable PRC tax consequences. First, we or our offshore subsidiaries will be subject to the uniform 25% enterprise income tax on our world-wide income, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations.

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

We are a holding company incorporated under the laws of Colorado and as such rely on dividends and other distributions on equity from our PRC subsidiaries to satisfy part of our liquidity requirements. Pursuant to the EIT Law, a withholding tax rate of 10% currently applies to dividends paid by a PRC “resident enterprise” to a foreign enterprise investor, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for preferential tax treatment. Pursuant to a Notice 112 issued by the SAT in January 2008 and the Arrangement between the Mainland China and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Arrangement (Hong Kong), such withholding tax rate may be lowered to 5% if the PRC enterprise is at least 25% held by a Hong Kong enterprise at all times within the 12-month period immediately prior to distribution of the dividends and is determined by the relevant PRC tax authority to have satisfied other conditions and requirements under the Double Tax Avoidance Arrangement (Hong Kong) and other applicable PRC laws. Pursuant to a SAT Circular 601 issued by the SAT in October 2009, non-resident enterprises that cannot provide valid supporting documents as “beneficial owners” may not be approved to enjoy tax treaty benefits, and “beneficial owners” refers to individuals, enterprises or other organizations which are normally engaged in substantive operations. These rules also set forth certain adverse factors on the recognition of a “beneficial owner”. Specifically, they expressly exclude a “conduit company,” or any company established for the purposes of avoiding or reducing tax obligations or transferring or accumulating profits and not engaged in actual operations such as manufacturing, sales or management, from being a “beneficial owner.” Whether a non-resident company may obtain tax benefits under the relevant tax treaty will be subject to approval of the relevant PRC tax authority and will be determined by the PRC tax authority on a case-by-case basis. In June 2012, the SAT further provides in an announcement that a comprehensive analysis should be made when determining the beneficial owner status based on various factors supported by documents including the articles of association, financial statements, records of cash movements, board meeting minutes, board resolutions, staffing and materials, relevant expenditures, functions and risk assumption as well as relevant contracts and other information. Our Hong Kong subsidiary has not applied for the approval for a withholding tax rate of 5% from the local tax authority as our PRC subsidiaries have not paid dividends due to their loss-making status in the past and will not be able to pay dividends in the future until they have achieved accumulated profits.We plan to have our Hong Kong subsidiary assume some managerial and administrative functions, as well as conduct other business functions in the future. Once we implement such a plan, we do not believe that our Hong Kong subsidiary will be considered a conduit company as defined under SAT Circular 601. However, our Hong Kong subsidiary as currently situated may be considered a conduit company and we cannot assure you that the relevant PRC tax authority will agree with our view when our Hong Kong subsidiary applies to obtain tax benefits under the relevant tax treaty in the future. As a result, although our PRC subsidiary is currently wholly owned by our Hong Kong subsidiary, we may not be able to enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement (Hong Kong) and therefore be subject to withholding tax at a rate of 10% with respect to dividends to be paid by our PRC subsidiary to AiXin HK.

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

According to SAT Circular 698, where a non-resident enterprise transfers the equity interests of a PRC “resident enterprise” indirectly by disposition of the equity interests of an overseas holding company, or an Indirect Transfer, and the overseas holding company is located in a tax jurisdiction that: (1) has an effective tax rate less than 12.5% or (2) does not tax foreign income of its residents, the non-resident enterprise, being the transferor, must report to the relevant tax authority of the PRC “resident enterprise” this Indirect Transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC withholding tax at up to 10%. SAT Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC “resident enterprise” to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction. In addition, the PRC “resident enterprise” is supposed to provide necessary assistance to support the enforcement of SAT Circular 698.

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

The EIT Law provides that a maximum income tax of 20% is applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within the PRC. However, the State Council has reduced such rate to ten percent (10%) through the implementation regulations. We are a Colorado holding company and all of our income is derived from our AiXinZhonghong subsidiary located in the PRC. Therefore, dividends paid to us from China may be subject to the 10% income tax if we are considered a “non-resident enterprise” under the EIT Law. If we are required under the EIT Law and its implementation regulations to pay income tax for any dividends we receive from our PRC subsidiaries, it may have a material and adverse effect on our net income and materially reduce the amount of dividends, if any, we may pay to our shareholders.

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

We conduct all of our business through AiXinZhonghong, our subsidiary in the PRC. AiXinZhonghong is subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S. or to enforce a judgment obtained in the U.S. against our Chinese operations, subsidiary and affiliate.

You may have difficulty enforcing judgments against us.

We are a Colorado holding company, but AiXin BVI is a British Virgin Islands corporation, AiXin HK is a Hong Kong company, and our operating subsidiary AiXinZhonghong, is located in the PRC. Virtually all of our assets are located outside the U.S. and all of our current operations are conducted in the PRC. In addition, all of our directors and officers are residents of China. Substantially all of the assets of these persons are located outside the U.S. As a result, it may be difficult for you to effect service of process within the U.S. upon these persons. It may also be difficult for you to enforce in U.S. courts judgments predicated on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the U.S. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the U.S.

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

Risks Relating to Our Common Stock and Our Status as a Public Company

Our common stock is quoted on OTCQB which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on OTCQB Venture Market under the symbol “AXIN”. The trading market for securities of companies quoted on OTCQB or other quotation systems is substantially less liquid than the average trading market for companies listed on a national securities exchange. The quotation of our shares on OTCQB or other quotation system may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the market price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Our Chief Executive Officer who is our principal stockholder has substantial influence over our company, and his interests may not be aligned with the interests of our other stockholders.

Quanzhong Lin, our President and Chief Executive Officer, owns 80.8% of our outstanding shares. As a result, Mr. Lin has significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. As a result of this concentration of ownership, you and our other stockholders, acting alone, may not have the ability to determine the outcome of matters requiring stockholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage, delay or thwart efforts by third parties to take-over or effect a change in control of our company which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company, and may limit the price that investors are willing to pay for our common stock.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. When we completed the acquisition of AiXin BVI, we adopted the financial reporting controls and disclosure controls and procedures of AiXinZhonghong. The financial controls and disclosure controls and procedures of AiXinZhonghong are not adequate for a public company. Among others weaknesses, the lack of familiarity of our accounting staff with U.S. GAAP constitutes a material weakness in our controls for financial reporting. We have taken steps to rectify this weakness, including hiring a U.S. accounting firm to work with our management and accounting personnel. There is no assurance, however, that the steps taken to date will be sufficient to rectify this material weakness. In the event that we fail to remedy the weaknesses in our controls over financial reporting and adopt appropriate disclosure controls and procedures, our financial reporting may be deficient and we may fail to comply with the reporting requirements of the Securities Exchange Act and other U.S. securities laws, in which event, the market price of our common stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

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

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies that completed reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity have focused on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to stockholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what affect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely impacted and your investment in our stock could be rendered worthless.

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

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

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

Under our Articles of Incorporation, our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board’s control over our company.

Our Board of Directors (“BOD”) by resolution may authorize the issuance of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance of such shares. The Board may determine the specific terms of the preferred stock, including: designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

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

Our Articles of Incorporation authorizes the issuance of 950 million shares of common stock. We currently have outstanding 287,838,699 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Item 2	Properties.

AiXinZhonghong owns the following properties:

#69 Qingyun South Street, Building 2, 14th Floor, Unit # 1401 – 1415

Jinjiang District, Chengdu City

AiXinZhonghong leases the following properties:

Sales Offices:

Location	Size (sq meters)	Annual Rental(RMB¥)	Expiration Date

#68 Linyuan Road East, Building 7
Peicheng District, Mianyang, Chengdu	86.36m2	¥31,200	12/19/2019

#99 Liucheng Avenue East,
Wenjiang District, Chengdu	126.6m2	¥5,524	06/09/2021

#236-238 Xintai Road West
Xindu District, Chengdu	71.14m2	¥34,286	12/27/2019

#287 Yihu Road West
Qingbaijiang District, Chengdu	70.19m2	¥33,600	10/12/2019

#17 Park Street
Jiangcheng Township, Jianyang, Chengdu	98m2	¥30,000	08/01/2021

#69 East Road, unit 1-4
Wujin Township, Xinjin County, Chengdu	227.06m2	¥33,000	05/30/2021

#69 Qingyun South Street, Building 2
Jinjiang District, Chengdu	248.77m2	¥34,974	05/28/2020

#1 Jianshe Road North, Jinyang Park
Yanjiang District, Ziyang, Chengdu	61.09m2	¥26,000	12/31/2022

Item 3	Legal Proceedings.

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

Market Information

Our common stock is quoted on OTCQB Venture Market under the symbol “AIXN.” From February 1, 2018 to February 5, 2019, our common stock was quoted on OTC Pink under the symbol “AXIN” and prior to February 1, 2018, our common stock was quoted on OTC Pink under the symbol “MCAR.”

There exists only a limited trading market for our common stock on the OTCQB Venture Market tier of the OTC Markets (www.otcmarkets.com) with limited or no volume. The below table indicates, with respect to our common stock, the range of high and low bid information for each full quarterly period within the two most recent fiscal years. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year ended May 31, 2017	Low	High
First Quarter	$0.36	$0.40
Second Quarter	0.20	1.00
Third Quarter	0.15	0.40
Fourth Quarter	0.21	0.30

Year ended May 31, 2018	Low	High
First Quarter	$0.17	$0.30
Second Quarter	0.17	0.23
Third Quarter	0.08	0.21
Fourth Quarter	0.11	1.00

Holders

As of April 3, 2019, we had approximately 95 record holders of our common stock.

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

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2018.

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

On January 10, 2019, our board of directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”) pursuant to which the Company registered up to 5,000,000 shares of our common stock for issuance and delivery to employees, directors and consultants of the Company as additional incentives to attract and retain the best available personnel. At April 3, 2019, an aggregate of 10,000 shares of common stock has been authorized by our board of directors for issuance under the 2019 Plan.

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

Recent Sales of Unregistered Equity Securities

During 2018, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

On December 12, 2017, we issued 15,074,695 shares of our common stock to Yao-Te Wang, who became a director upon consummation of the AiXin Acquisition. On December 12, 2017, we issued 227,352,604 shares of common stock to Quanzhong Lin, the sole stockholder of AiXin BVI, in exchange for his shares of AiXin BVI, pursuant to the Share Exchange Agreement.

The issuance of the shares to Mr. Wang and Mr. Lin, each of whom is not a “U.S. person”, as defined in Rule 902 of Regulation S under the Securities Act, was exempt from the registration requirements of the Securities Act under Regulation S. The certificates evidencing the shares are endorsed with a restrictive Securities Act legend.

Item 6	Selected Financial Data.

This item does not apply to smaller reporting companies.

Item 7	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

Overview

On December 12, 2017, we consummated the Share Exchange Agreement with AiXin (BVI) International Group Co., Ltd. a British Virgin Islands corporation (“AiXin BVI”), and Quanzhong Lin, the owner of all of the outstanding shares of AiXin BVI, pursuant to which we acquired 100% of the outstanding capital stock of AiXin BVI 227,352,604 shares of our common stock (the “Share Exchange” or the “AiXin Acquisition”).

As a result of the Share Exchange, AiXin BVI became our wholly-owned subsidiary, and through AiXin BVI we own all of the outstanding shares of HK AiXin International Group Co., Limited, a Hong Kong limited company (“AiXin HK”), which in turn owns all of the outstanding shares of Chengdu AiXin Zhonghong Biotechnology Co., Ltd., a Chinese limited company (“AiXin Zhonghong”), which markets and sells premium-quality nutritional products in China.

For accounting purposes, the acquisition was accounted for as a reverse acquisition and treated as a recapitalization effected by a share exchange, with AiXin BVI as the accounting acquirer. Since neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017, the historical financial statements of AiXin Zhonghong are now our historical financial statements included herein. The assets and liabilities of AiXin Zhonghong were brought forward at their book value and no goodwill was recognized

We, through AiXin Zhonghong, market and sell consumer products in China by offering premium-quality nutritional products. We sell the products through our sales offices, exhibition events we organize and sponsor, as well as person-to-person marketing. Our revenue was primarily generated from the sales of our cell food, goat milk powder, clear lung Kangbao, light tea, bear gall powders, and other nutritional supplements.Our business mainly focuses on proactively approaching our customers such as by hosting events for clients, which we believe is ideally suited to marketing our products because sales of nutritional products are strengthened by ongoing personal contact and support, coaching and education among the Company, our clients, and their clients towards how to achieve a healthy and active lifestyle.

The chart below presents our current corporate structure:

AiXin Life International, Inc. (a Colorado corporation)
(formerly known as Mercari Communications Group, Ltd.)

100%

AiXin (BVI) International Group Co., Ltd (BVI)

100%

HK AiXin International Group Co., Limited (HK) (“AiXin HK”)

100%

Chengdu Aixin Zhonghong Biological Technology Co., Ltd (PRC) (“AiXin Zhonghong”)

From April 2017 to July 2017, the Chinese Government worked with the Industrial and Commercial Bureau, Food and Drug Administration, Quality and Technology Supervision Bureau and Policy Department to regulate the Healthy Products Industry and crackdown on false advertising, illegal marketing and the distribution of adulterated products. As a result of this initiative, our promotional and marketing activities decreased in the 2017 fiscal year, which resulted in a decrease in our sales. During this period, authorities requested that manufacturers cease production of various products (including products distributed by us) pending the examination and inspection of raw material supplies, technological processes of production, product quality and environmental impact.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Year Ended December 31,
	2018		2017
	$	% of Revenue	$	% of Revenue
Revenue	$414,281	100%	$688,095	100%
Cost of revenue	159,166	38%	258,036	38%
Gross profit	255,115	62%	430,059	62%
Operating expenses	1,595,807	385%	5,547,336	806%
Loss from operations	(1,340,692)	(324)%	(5,117,277)	(744)%
Non-operating income (expenses), net	(9,030)	(2)%	862,063	125%
Income tax expense	-	-%	-	-%
Net loss	$(1,349,722)	(326)%	$(4,255,214)	(618)%

Revenue

Revenue for 2018 was $414,281, while revenue for 2017 was $688,095, a decrease of $273,814 or 40%. The decrease in sales was primarily because the market for health supplements declined generally as a result of the government’s exposure of fraudulent practices in the industry, reducing the demand for nutritional supplements. In addition, during this period of reduced demand, a substantial focus of our company was on adjusting our product structure, sales model, customer structure and infrastructure in order to build a solid foundation for future business development.

Cost of Revenue

Cost of revenue (“COR”) was $159,166 in 2018, compared to $258,036 in 2017, a decrease of $98,870 or 38%. The decrease in our COR is attributable to the decrease in our revenue. COR as a percentage of sales was unchanged.

Gross Profit

Gross profit was $255,115 and $430,059in 2018 and 2017, respectively, a year over year decrease of $174,944 or 41%. The decrease in our gross profit was due to the decrease of revenue. Gross profit margin was unchanged.

Operating Expenses

Operating expenses were $1,595,807 for 2018 and $5,547,336 for 2017 respectively, a decrease of $3,951,529 or 71%. The decrease in operating expenses in 2018 was mainly due to a decrease of $3,781,508 in general and administrative expenses as a result of a decrease in stock based compensation of $3,617,927, and a $198,805 decrease in selling expenses as a result of the reduction in marketing activities. The decrease in operating expenses was partly offset by an increase in provision for bad debts of $43,252.

Net Loss

Our net loss for 2018 was $1,349,722, compared to $4,255,214 for 2017, a decrease in net loss of $2,905,492 or 68%. The decrease in net loss in 2018 was mainly due to the lower operating expenses discussed above, partly offset by lower gross profit and the lack of the one-time gain from disposal of fixed assets happened in 2017.

Liquidity and Capital Resources

Currently, we depend upon advances from our major shareholder to continue our operations. As of December 31, 2018, cash and equivalents were $11,264, compared to $37,630 as of December 31, 2017. At December 31, 2018, we had a working capital deficit of $(4,655,299) comparable to that of $(4,789,126) at December 31, 2017.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2018 and 2017, respectively.

	2018	2017
Net cash used in operating activities	$(1,311,969)	$(459,214)
Net cash used in investing activities	$(1,353)	$(7,773)
Net cash provided by financing activities	$1,287,896	$473,100

Net cash used in operating activities

For the year ended December 31, 2018, net cash used in operating activities was $1,311,969. This was primarily due to a net loss of $1,349,722, adjusted by non-cash related expenses including mainly depreciation of $165,776 and provision for bad debt of $57,137, then decreased by unfavorable changes in working capital of $170,792. The unfavorable changes in working capital mainly resulted from a decrease in unearned revenue of $368,122 and an increase in accounts receivable of $63,042, offset by an increase in accrued liabilities and other payables of $130,008, a decrease in deferred commission of $62,934, a decrease in deferred travel cost of $43,265 and a decrease in inventory of $48,941.

For the year ended December 31, 2017, net cash used in operating activities was $459,214. This was primarily due to a net loss of $4,255,214, adjusted by non-cash related expenses including mainly depreciation of $196,658 and stock based compensation of $3,617,927, then increased by favorable changes in working capital of $816,431. The favorable changes in working capital mainly resulted from an increase in unearned revenue of $470,031, an increase in accrued liabilities and other payables of $248,053, a decrease in accounts receivable of $134,848, and a decrease in advances to suppliers of $105,898, offset by an increase in deferred commission of $62,890 an increase in deferred travel cost of $86,092.

Net cash used in investing activities

For the year ended December 31, 2018 and 2017, net cash used in investing activities was $1,353 and $7,773 respectively, which was due to the purchase of property and equipment.

Net cash provided by financing activities

For the year ended December 31, 2018, net cash provided by financing activities was $1,287,896 which was due to an advance from shareholder of $228,686and an increase in paid in capital of $1,059,210.

For the year ended December 31, 2017, net cash provided by financing activities was $473,100 which was due to an advance from shareholder of $473,100.

Impact of Inflation

The general annual inflation rate in China was 2.5% in 2018 and 1.4% in 2017 according to the National Bureau of Statistics. Our results of operations may be affected by inflation, particularly rising prices for products and other operating costs.

Contractual Obligations

We have no long-term fixed contractual obligations or commitments.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any uncombined entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Going Concern

The Company incurred net losses of $1,349,722 and $4,255,214 for the years ended December 31, 2018 and 2017. The Company also had a shareholders’ deficit of $3,190,884 as of December 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by improving communications with suppliers to ensure sufficient and quality product supply, building a competitive and efficient sales force, providing attractive sales incentive programs, increasing marketing and promotion activities, and minimizing operating costs. The Company’s majority shareholder, Quanzhong Lin, plans to invest additional RMB 10 million (approximately $1.5 million) into the Company by the end of the second quarter of 2019 to help the Company’s working capital needs. As of December 31, 2018, the Company has received RMB 7.0 million (approximately $1.0 million) from Quanzhong Lin. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the years ended December 31, 2018 and 2017, bad debt expense was $57,137 and $13,885, respectively. As of December 31, 2018 and 2017, the bad debt allowance was $77,955 and $24,524, respectively.

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from platform fees and related services, and the Company has no significant post-delivery obligations, this did not result in a material recognition of revenue on our accompanying CFS for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from sale of goods under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contract(s) with our customers that we believe is legally enforceable;

●	identification of performance obligation in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

●	Revenue from sale of goods is recognized when goods are shipped to the customer and no other obligation exits. The Company does not provide unconditional return or other concessions to the customer. The Company’s sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As alternatives for the product return option, the customers have options of asking an exchange of the products with same value.

As part of the Company’s sales incentive program, the Company occasionally provides free travel to its customers whose prepayment to purchase the Company’s products reaches to certain amount. There are different travel incentives offered to the customers based on amount received from each customer. The Company records the to-be-provided free travel cost when cash is collected from customers as a debit deferred travel cost with corresponding credit to accrued travel cost. Once the customer utilizes the travel incentive, the cost of travel is recorded as a reduction of sales.

Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 17% of the gross sales price prior to May 1, 2018, 16% since May 1, 2018. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for 2018 and 2017 consisted of net loss and foreign currency translation adjustments.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash& equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The adoption of this standard did not have any material impact on the Company’s CFS.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. This standard will be adopted effective January 1, 2019 using a modified retrospective method and will not restate comparative periods.

Item 7A	Quantitative And Qualitative Disclosures About Market Risk.

This item does not apply to smaller reporting companies.

Item 8	Financial Statements And Supplementary Data.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

Item 9	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

Reference is made to the disclosure set forth under the caption “Change in Registered Independent Certified Public Accountant” of Items 1.01 and Item 2.01 of our Current Report on Form 8-K/A filed with the SEC on February 15, 2018 reporting the reverse acquisition of AiXin (BVI) International Group Co., Ltd., which disclosure is incorporated by reference into this section.

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

At December 31, 2018, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2018, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2018. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer have concluded that due to the absence of a financial staff with accounting and financial expertise and certain deficiencies in the design or operation of our internal control over financial reporting, our internal controls over financial reporting were not effective as of December 31, 2018.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

Item 9B.	Other Information

Not applicable

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

The following table sets forth the names and ages of all directors and executive officers of the registrant as of the end of the last fiscal year and on the date of this report:

Name	Age	Position
Quanzhong Lin	40	Director, Chairman, President and Chief Executive Officer
Yao-Te Wang	41	Director
Guolu Li	52	Chief Financial Officer

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

In 2009, Mr. Lin founded QingBaiJiangJinWanXiang Daily Necessities store, predecessor to AixinZhonghong Biotechnology Co., Ltd. From 2010 to 2013, Mr. Lin opened branches in Xindu and Xinjin district, officially entering the Chengdu market.

In September 2013, Mr. Lin founded Chengdu Aixin E-Commerce Company Ltd., which in the following twelve months opened branches in cities and counties including Huayuan and Wenjiang district, and Mianyang and Jianyang city. In April, 2015, Aixin E-commerce Co., Ltd. changed its name to Chengdu AixinZhonghong Biotechnology Co., Ltd., whose shares became listed on the Shanghai Stock Exchange (Ticker Symbol: 207448) in October 2015; and during 2015, AixinZhonghong opened branches in Dujiangyan City, and Chongzhou City.

In June 2014, Mr. Lin founded Chengdu Aixin Investment Co., Ltd.

From January, 2016 to March, 2016, Mr. Lin founded Chengdu Aixin International Travel Service Co., Ltd., Hongkong Aixin International Group Co., Ltd., and Chengdu Aixintang Pharmacy; and during 2016, AixinZhonghong opened branches in Huayang Township, Ziyang City, Guizhou Province, and Hubei Province.

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

Board Meetings; Committees and Membership

Our board of directors held 4 meetings during 2018. During 2018, each of the directors then in office attended more than 75% of the meetings of the board of directors.

Our board of directors does not have standing audit, nominating or compensation committees. Instead, the functions that might be delegated to such committees are carried out by our board of directors, to the extent required. Our board of directors believes that the cost of establishing such committees, including the costs necessary to recruit and retain qualified independent directors to serve on our board of directors and such committees and the legal costs to properly form and document the authority, policies and procedures of such committees, are not justified under our current circumstances.

Our board of directors believes that its members have sufficient knowledge and experience to fulfill the duties and obligations of the audit committee. None of the current Board members is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. The Board has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication.

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

Our board of directors does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Company does not have any restrictions on shareholder nominations under its articles of incorporation or bylaws. The only restrictions are those applicable generally under Colorado law and the federal proxy rules. The board of directors will consider suggestions from individual shareholders, subject to an evaluation of the person’s merits. Shareholders may communicate nominee suggestions directly to the Board, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

Independent Directors

Yao-Te Wang is independent director as the term “independent” is defined by Nasdaq Marketplace Rule 5605(a)(2).

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to, earned by or accrued for, our directors during the fiscal year ended December 31, 2018.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yao-Te Wang	$36,000	—	—	—	—	—	$36,000
Quanzhong Lin	$22,000	—	—	—	—	—	$22,000

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us, we believe that during 2018 all of our officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements, except that Messrs. Lin, Chuang and Wang failed to file timely their initial reports on Form 3 reporting their ownership of our shares of common stock and Mr. Lin failed to file timely a Form 4 with respect to his sale of shares of our common stock.

Shareholders Communications

Shareholders may communicate with the board of directors and individual directors by submitting their communications in writing to the Company’s Corporate Secretary at Hongxing International Business Building 2, 14th FL, No. 69 Qingyun South Ave., Jinjiang District, Chengdu City, Sichuan Province, China. Any communications received that are directed to the board of directors will be processed by the Corporate Secretary and distributed promptly to the board of directors or individual directors, as appropriate. If it is unclear from the communication received whether it was intended or appropriate for the Board, the Corporate Secretary will (subject to any applicable regulatory requirements) use his business judgment to determine whether such communications should be conveyed to the board of directors.

Code of Ethics

Due to the limited scope of our current operations, the Company has not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions.

Item 11	Executive Compensation.

The following table sets forth information concerning compensation awarded to, earned by or paid to each individual who served as our chief executive officer for services rendered in all capacities during 2018. No other executive officer of our company received total annual salary and bonus compensation in excess of $100,000 for 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Total ($)
Quanzhong Lin, President(1)	2018	$22,000	$		$22,000
	2017	$12,429		$—	$12,429
GuoluLi, Chief Financial Officer(2)	2018	$18,000	$		$18,000
	2017	$18,000		$—	$18,000
Ethan Chuang, President(3)	2017	$—		$—	$—

(1) Mr. Lin was appointed President and CEO of the registrant on February 2, 2017. Amounts attributed to Mr. Lin represent amounts paid as President and CEO of AiXinZhonghong.

(2) Mr. Li was appointed CFO of the registrant on December 12, 2017. Amounts attributed to Mr. Li represent amounts paid as CFO of AiXinZhonghong.

(3) Mr. Chuang served as President and CEO of the registrant from January 20, 2017 to February 2, 2017 and as Vice President from February 2, 2017 to December 12, 2017.

Neither Mr. Lin nor Mr. Li have an employment agreement with the registrant.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers was granted any options or equity awards during 2018 or held any options or other equity awards at December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning beneficial ownership of our common stock as of April 3, 2019, by (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within 60 days of April 3, 2019, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person. As of April 3, 2019, we had outstanding 287,838,699 shares of common stock.

To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Directors and Executive Officers:

Quanzhong Lin, Chairman and CEO 9 An Rong Lu Jingniu, Bldg 4 Unit 163 Chengdu, Sichuan Province, China	256,476,114	89.10%

Yao-Te Wang, Director 704 No.9, Lane 14, Shijian St. Tainan City, Taiwan, R.O.C.	15,074,695	5.24%

All directors and executive officers as a group (3 persons)	271,550,809	94.34%

Item 13	Certain Relationships And Related Transactions, And Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2018, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Advance from a Shareholder

At December 31, 2018 and 2017, the Company had cumulative advances from a major shareholder of $1,166,198 and $988,380, respectively. The advances are payable on demand, and bore no interest.

Office Lease from a Major Shareholder

In May 2014, we entered a lease with our major shareholder for office use; the lease term was for an initial term of three years and the monthly rent was RMB 5,000 ($721). We renewed the lease in May 2017 for another three years until May 28, 2020, with monthly rent of RMB 5,000 ($721), payable quarterly.

Stock Issuances

On December 12, 2017, we issued 15,074,695 shares of our common stock to Yao-Te Wang, who became a director upon consummation of the AiXin Acquisition, for executive services

As of the date of this report, we do not have in place any policies with respect to whether we will enter into agreements with related persons in the future.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, had any material interest, direct or indirect, in any transaction that occurred since January 1, 2018, or in any proposed transaction, which has materially affected or will affect the Company.

Item 14	Principal Accountant Fees And Services.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal years ended December 31, 2018 and December 31, 2017:

	Fiscal year ended December 31,
	2018	2017

Audit Fees	$265,000	$235,355
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$265,000	$235,355

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

Board of Directors’ Pre-Approval Policies

Our Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the board of directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The board of directors may also pre-approve particular services on a case-by-case basis.

Our board of directors reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2018 fiscal year. The board of directors also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our board of directors considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the board of directors has determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2017 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

Years Ended 12/31/2018 and 12/31/2017

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit No.	Description

2.1	Share Exchange Agreement, dated as of December 12, 2017, among the Company, AiXin BVI, AiXin HK, AiXin Zhonghong and the stockholders of Aixin Zhonghong (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017 as filed with the SEC on January 16, 2018).

3.4	Bylaws of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

10.1	Stock Purchase Agreement dated December 20, 2016, between Algodon and China Concentric, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 as filed with the SEC on September 6, 2017).

10.2	Stock Purchase Agreement dated December 21, 2016, between China Concentric and Quanzhong Lin. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017 as filed with the SEC on September 6, 2017).

10.3	Executive Services And Separation Agreement with Ethan Chuang (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

10.4	Consulting Agreement with Yao-Te Wang (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

10.5	Consulting Agreement with Wanli Liu (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

10.6	2019 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on January 10, 2019).

16.1	Letter from BloomSchoen, the Company’s former registered independent public accountants, dated July 18, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2017.)

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2019	By:	/s/ Quanzhong Lin
Quanzhong Lin Chief Executive Officer (Principal Executive Officer

	By:	/s/ Guolu Li
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2019.

Signature	Title

Chief Executive Officer and a Director
/s/ Quanzhong Lin	(Principal Executive Officer)
Quanzhong Lin
Chief Financial Officer and a Director
/s/ Guolu Li	(Principal Financial Officer)
Guolu Li

/s/ Yao-Te Wang	Director
Yao-Te Wang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AiXin Life International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AiXin Life International, Inc. (“the Company” or “Aixin”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit and other comprehensive loss, and cash flows for the years ended December 31, 2018 and 2017 and the related notes, collectively referred to as the financial statements. In our opinion the financial statements present fairly, in all material respects the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with united states generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess risk of material misstatements of financial statements whether due to fraud and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred net losses of $1.3 million and $4.3 million for 2018 and 2017 respectively. The Company also had a shareholders’ deficit of $3.2 million as of December 31, 2018. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We served as the Company’s auditor since 2017.

MJF & Associates
Los Angeles, California
April 15, 2019

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017

ASSETS

CURRENT ASSETS
Cash & equivalents	$11,264	$37,630
Accounts receivable, net	36,209	32,362
Other receivables and prepaid expenses	34,785	22,023
Advances to suppliers	1,591	2,435
Deferred commission	338,509	422,594
Deferred travel cost	220,200	277,261
Inventory	13,396	48,902

Total current assets	655,954	843,207

NONCURRENT ASSETS
Property and equipment, net	1,464,415	1,719,012

Total non-current assets	1,464,415	1,719,012

TOTAL ASSETS	$2,120,369	$2,562,219

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$39,927	$58,028
Unearned revenue	2,187,267	2,691,428
Taxes payable	1,222,486	1,290,550
Accrued liabilities and other payables	695,375	603,947
Advance from shareholder	1,166,198	988,380

TOTAL LIABILITIES	5,311,253	5,632,333

STOCKHOLDERS’ (DEFICIT)
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 950,000,000 shares authorized; 287,838,699 shares issued and outstanding	2,879	3,180
Paid in capital	4,395,379	3,371,857
Statutory reserve	11,721	11,721
Accumulated deficit	(7,736,440)	(6,386,718)
Accumulated other comprehensive income (loss)	135,577	(70,154)

TOTAL STOCKHOLDERS’ (DEFICIT)	(3,190,884)	(3,070,114)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,120,369	$2,562,219

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2018	2017

Net sales	$414,281	$688,095
Cost of Revenue	159,166	258,036

Gross profit	255,115	430,059

Operating expenses
Selling	499,526	698,331
General and administrative	1,039,144	4,820,652
Provision for bad debt	57,137	13,885
Asset impairment loss	-	14,468

Total operating expenses	1,595,807	5,547,336

Loss from operations	(1,340,692)	(5,117,277)

Non-operating income (expenses)
Financial expense	(1,061)	(761)
Gain from disposal of fixed assets	-	863,369
Other income	1,329	35,871
Other expense	(9,298)	(36,416)

Total non-operating expenses, net	(9,030)	862,063

Loss before income tax	(1,349,722)	(4,255,214)

Income tax expense	-	-

Net loss	(1,349,722)	(4,255,214)

Other comprehensive items
Foreign currency translation gain (loss)	205,731	(158,170)

Comprehensive loss	$(1,143,991)	$(4,413,384)

Loss per share - Basic and diluted	$(0.005)	$(0.015)

Weighted average shares outstanding	288,995,114	275,242,036

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,349,722)	$(4,255,214)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	165,776	196,658
Provision for bad debts	57,137	13,885
Impairment (recovery) of inventory	(14,788)	14,468
Stock based compensation	-	3,617,927
Capital Gain from disposal of fixed assets	419	(863,369)
Changes in net assets and liabilities:
Accounts receivable	(63,042)	134,848
Other receivables and prepaid expenses	(14,592)	(17,322)
Advances to suppliers	737	105,898
Deferred commission	62,934	(62,890)
Deferred travel cost	43,265	(86,092)
Inventory	48,941	(13,748)
Accounts payable	(15,476)	19,744
Unearned revenue	(368,122)	470,031
Taxes payable	4,553	17,909
Accrued liabilities and other payables	130,008	248,053

Net cash used in operating activities	(1,311,969)	(459,214)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,353)	(7,773)

Net cash used in investing activities	(1,353)	(7,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	1,023,221	-
Advance from shareholder	228,686	473,100

Net cash provided by (used in) financing activities	1,251,907	473,100

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	35,049	1,849

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(26,366)	7,962

CASH & EQUIVALENTS, BEGINNING OF YEAR	37,630	29,668

CASH & EQUIVALENTS, END OF YEAR	$11,264	$37,630

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Proceeds from disposal of fixed assets as repayment for advance from shareholder	$-	$1,910,867

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Paid-in	Statutory	(Accumulated)	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Reserve	Deficit)	Income (Loss)	Deficit
Balance, January 1, 2017	227,352,604	$2,274	$14,128	$11,721	$(2,131,504)	88,016	(2,015,365)
Recapitalization upon reverse merger	45,411,400	454	(259,746)	-	-	-	(259,292)
Stock to be issued for services	45,224,085	452	3,617,475	-	-	-	3,617,927
Net loss	-	-	-	-	(4,255,214)	-	(4,255,214)
Foreign currency translation loss	-	-	-	-	-	(158,170)	(158,170)
Balance, December 31, 2017	317,988,089	3,180	3,371,857	11,721	(6,386,718)	(70,154)	(3,070,114)

Capital contribution by principal shareholder	-	-	1,023,221	-	-	-	1,023,221
Cancellation of stock issued for services	(30,149,390)	(301)	301	-	-	-	-
Net loss	-	-	-	-	(1,349,722)	-	(1,349,722)
Foreign currency translation gain	-	-	-	-	-	205,731	205,731
Balance, December 31, 2018	287,848,699	$2,879	$4,395,379	$11,721	$(7,736,440)	$135,577	$(3,190,884)

The accompanying notes are an integral part of these consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

During 2001, Mercari was reactivated. From November 30, 2001 to March 1, 2004, Mercari was in the development stage.

On November 9, 2009, Mercari entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Algodon Wines & Luxury Development Group, Inc. or “Algodon” (formerly Diversified Private Equity Corporation or “DPEC”), a then privately-held Delaware corporation, Kanouff, LLC (“KLLC”) and Underwood Family Partners, Ltd. (the “Partnership”), of which KLLC and the Partnership were the majority shareholders of the Company (the “Stock Purchase”). In connection with the Stock Purchase, Algodon purchased and the Company sold, 43,822,001 shares of common stock for $43,822, or $0.001 per share. In addition, Algodon purchased 200 shares of common stock from KLLC and 200 shares of common stock from the Partnership for $180,000 payable to each selling shareholder. Immediately following the closing of the transactions contemplated by the Stock Purchase Agreement, Algodon owned 43,822,401 shares of the Company’s common stock, or 96.5% of our outstanding shares.

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

AiXin BVI was incorporated on September 21, 2017 as a holding company and AiXin HK was established in Hong Kong on February 25, 2016 as an intermediate holding company. AiXinZhonghong was established in the People’s Republic of China (“PRC”) on March 4, 2013, and on May 27, 2017, the local government of the PRC issued a certificate of approval regarding the foreign ownership of AiXinZhonghong by AiXin HK. Neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017.

For accounting purposes, the acquisition was accounted for as a reverse acquisition and treated as a recapitalization of Mercarieffected by a share exchange, with AiXin BVI as the accounting acquirer. Since neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017, the historical consolidated financial statements (“CFS”) of AiXinZhonghong are now the historical CFS of the Company. The assets and liabilities of AiXinZhonghong were brought forward at their book value and no goodwill was recognized.

Effective February 1, 2018, pursuant to Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of Colorado, the Company changed its name to AiXin Life International., Inc.

The Company, through its indirectly owned AiXinZhonghong subsidiary, mainly develops and distributes consumer products by offering a line of nutritional products. The Company sells the products through exhibition events, conferences, as well as person-to-person marketing. During 2018, the Company’s revenue was primarily generated from sales of products, which include cell food, goat milk power, clear lung Kangbao, light tea, bear gall powders, and other nutritional supplements.The Company’s business mainly focuses on a proactive approach to its customers such as hosting events for clients, which it believes is ideally suited to marketing its products because sales of nutrition products are strengthened by ongoing personal contact and support, coaching and education of its clients, as to the benefits of a healthy and active lifestyle.

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

Going Concern

The Company incurred net losses of $1,349,722 and $4,255,214 for the years ended December 31, 2018 and 2017, respectively. The Company also had a stockholders’ deficit of $3.2 million as of December 31, 2018.These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by improving communications with suppliers to ensure sufficient and quality products supply, building a competitive and efficient sales force, providing attractive sales incentive program, increasing marketing and promotion activities, and minimize operating costs.The Company’s majority shareholder, Quanzhong Lin, plans to invest additional RMB 10 million (approximately $1.5 million) into the Company by the end of the second quarter of 2019 to help the Company’s working capital needs.As of December 31, 2018, the Company has received RMB 7.0million (approximately $1.0 million)from Quanzhong Lin. The CFS do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2018 and 2017, the bad debt allowance was $77,955 and $24,524, respectively.

Inventory

Inventory mainly consists of health supplement products. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower.The Company recorded inventory impairment of $0 and $14,468 for 2018 and 2017 respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2018 and 2017, there were no significant impairments of its long-lived assets.

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

At December 31, 2018 and 2017, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from sales of goods, and the Company has no significant post-delivery obligations, this did not result in a material recognition of revenue on our accompanying CFS for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from sale of goods under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contract(s) with our customers that we believe is legally enforceable;

●	identification of performance obligation in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

●

Revenue from sale of goods is recognized when goods are shipped to the customer and no other obligation exits. The Company does not provide unconditional return or other concessions to the customer. The Company’s sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As alternatives for the product return option, the customers have options of asking an exchange of the products with same value.

As part of the Company’s sales incentive program, the Company occasionally provides free travel to its customers whose prepayment to purchase the Company’s products reaches to certain amount. There are different travel incentives offered to the customers based on amount received from each customer. The Company records the to-be-provided free travel cost when cash is collected from customers as a debit deferred travel cost with corresponding credit to accrued travel cost. Once the customer utilizes the travel incentive, the cost of travel is recorded as a reduction of sales.

Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 17% of the gross sales price prior to May 1, 2018, 16% since May 1, 2018. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

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

As of December 31, 2018 and 2017, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for 2018 and 2017consisted of net loss and foreign currency translation adjustments.

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

As of December 31, 2018 and 2017 and for the years then ended, the Company did not have any potentially dilutive instruments.

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

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”)No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The adoption of this standard did not have any material impact on the Company’s CFS.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. This standard will be adopted effective January 1, 2019 using a modified retrospective method and will not restate comparative periods.

3. DEFERRED COMMISSION

The Company paid commission to its salesmen based on cash collected from the sales. The Company calculatedand paid commission based on certain proportion of monthly cash receipts from sales; however, the customers sometimes delays taking delivery of the products after payment is made to the Company, which isrecorded as unearned revenue. Accordingly, the Company only recognizes current commission cost as the related revenue is recognized. Commission expenses are recorded as selling expenses. As of December 31, 2018 and 2017, the Company had deferred commission of $338,509 and $422,594 respectively.

4. DEFERRED TRAVEL COST

As part of the Company’s sales incentive program, the Company occasionally provided free travel to its customers whose prepayment to purchase the Company’s products reached a certain amount. There are different travelincentives offered to its customers based on amount received from each customer. The Company recorded the to-be-provided free travel cost when cash is collected from customers as deferred travel cost with corresponding account of accrued travel cost, and recorded as net of sales once the prepayment from customers was recognized as revenue.As of December 31, 2018 and 2017, the Company had deferred travel cost of $220,200 and $277,261, respectively.

5. INVENTORY

Inventory consisted of the following at December 31, 2018 and 2017:

	2018	2017
Finished goods – health supplements	$13,396	$63,930
Less: Inventory impairment allowance	-	(15,028)
Total	$13,396	$48,902

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following atDecember 31, 2018 and2017:

	2018	2017
Office furniture	$228,996	$242,613
Building	1,510,312	1,600,118
Vehicle	212,972	225,636
Electronic equipment	14,058	14,041
Total	1,966,338	2,082,408
Less: Accumulated depreciation	(501,923)	(363,396)
Net	$1,464,415	$1,719,012

Depreciation for 2018 and 2017 was $165,776 and $196,658, respectively.

7. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2018 and 2017:

	2018	2017
Income	$35,517	$37,629
Value-added	1,101,372	1,149,055
City construction	48,541	50,218
Education	34,683	35,882
Other	2,373	17,766
Taxes payable	$1,222,486	$1,290,550

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2018 and 2017:

	2018	2017
Accrued liability – travel cost (see Note 4)	$6,156	88,864
Salary payable	162,030	97,393
Other payables	527,189	417,690
Total	$695,375	$603,947

Other payable mainly consisted of payables for employees’ social insurance and disabled employment security fund of $296,173 and commission payable of $103,978 at December 31, 2018; and payables of employees’ social insurance and disabled employment security fund of $242,075 and commission payable of $103,736 at December 31, 2017, respectively.

9. RELATED PARTY TRANSACTIONS

Advance from a Shareholder

At December 31, 2018 and 2017, the Company had advance from a major shareholder of $1,166,198and $988,380, respectively. The advance was payable on demand, and bore no interest.

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for office use; the lease term was three years until May 2017 with an option to renew. The monthly rent was RMB 5,000 ($721), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease in May 2017 for another three years until May 28, 2020 with monthly rents of RMB 5,000 ($721), payable quarterly.The future annual minimum lease payment at December 31, 2018 is $8,652 for the year ending December 31, 2019, $3,605 for the year ending December 31, 2020.

10. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the year ended December 31, 2018and 2017, and has recorded income tax provision for the periods.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for years ended December 31, 2018 and 2017:

	2018	2017
Income tax at USA statutory rate (34%)	(21.0)%	(34.0)%
Foreign rate differential	(4)%	9%
Valuation allowance on NOL	25.0%	25.0%
Tax (benefit) per financial statements	-%	-%

For the years ended December 31, 2018 and 2017, the change in valuation allowance is mainly arise from the tax benefit on net operating loss carry forward for PRC and USA operation.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the yearsended December 31, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

11. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share of common stock for the respective years ended:

	Years Ended December 31,
	2018	2017

Basic loss per share:
Numerator:
Net loss used in computing basic loss per share	$(1,349,722)	$(4,255,214)

Denominator:
Weighted average common shares outstanding	317,988,089	275,242,036
Basic loss per share	$(0.004)	$(0.015)

12. SHAREHOLDERS’ DEFICIT

The Company is authorized to issue 20,000,000 shares of blank check preferred stock at $0.001 par value and 950,000,000 shares of common stock at $.00001 par value per share. At December 31, 2018 and 2017, the Company had 287,838,699 shares issued and outstanding after taking effect of the cancellation of 30,149,390 shares issued to two individuals for services rendered but subsequently revoked by BOD when it determined it is not in the Company’s best interests to issue any shares to the two individuals (see note 2). Upon the Aixin reverse acquisition, the number of issued and outstanding shares was retroactively adjusted to reflect the recapitalization.

During 2018, the Company received RMB 7.0 million (approximately $1.0 million) from its majority shareholder, Quanzhong Lin as additional capital contribution

13. STATUTORY RESERVES

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund. The Company did not make any contribution to this fund during the years ended December 31, 2018 and 2017.

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

