Form 10-Q
period 2019-03-31
AiXin Life International, Inc.
filed 2019-05-21
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of May 17, 2019, there were outstanding 287,838,699 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

March 31, 2019

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

the “Company,” “we,” “us,” and “our” refer, prior to December 12, 2017, the date of the reverse acquisition resulting from the share exchange transaction described in this report, to the registrant, Mercari Communications Group, Ltd., a shell company, and thereafter, to the business of (i) AiXin (BVI) International Group Co., Ltd. a British Virgin Islands corporation (“AiXin BVI”) recently organized for the sole purpose of acquiring all of the outstanding shares of HK AiXin International Group Co., Limited, a Hong Kong limited company (“AiXin HK”), formed for the sole purpose of acquiring all of the outstanding shares of Chengdu AiXin Zhonghong Biological Technology Co., Ltd., a Chinese limited company (“AiXin Zhonghong”), which markets and sells innovative, premium-quality nutritional products in China. Effective February 1, 2019, pursuant to Articles of Amendment to our Articles of Incorporation filed with the Secretary of State of Colorado, we changed our name to AiXin Life International., Inc. (“AiXin”).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & equivalents	$3,221	$11,264
Accounts receivable, net	48,848	36,209
Other receivables and prepaid expenses	24,687	34,785
Advances to suppliers	963	1,591
Deferred commission	333,216	338,509
Deferred travel cost	216,655	220,200
Inventory	7,847	13,396

Total current assets	635,438	655,954

NONCURRENT ASSETS
Property and equipment, net	1,463,210	1,464,415

Total non-current assets	1,463,210	1,464,415

TOTAL ASSETS	$2,098,647	$2,120,369

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$41,006	$39,927
Unearned revenue	2,156,415	2,187,267
Taxes payable	1,243,510	1,222,486
Accrued liabilities and other payables	732,262	695,375
Advance from shareholder	1,160,574	1,166,198

TOTAL LIABILITIES	5,333,768	5,311,253

STOCKHOLDERS’ (DEFICIT)
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 950,000,000 shares authorized; 287,838,699 shares issued and outstanding	2,879	2,879
Paid in capital	4,709,345	4,395,379
Statutory reserve	11,721	11,721
Accumulated deficit	(8,014,445)	(7,736,440)
Accumulated other comprehensive gain	55,380	135,577

TOTAL STOCKHOLDERS’ (DEFICIT)	(3,235,120)	(3,190,884)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,098,647	$2,120,369

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net sales	$90,479	$104,548
Cost of Revenue	17,196	40,358

Gross profit	73,283	64,190

Operating expenses
Selling	123,636	128,794
General and administrative	213,212	347,952
Provision for bad debts	14,510	4,987

Total operating expenses	351,358	481,733

Loss from operations	(278,075)	(417,543)

Non-operating income (expenses)
Financial expense	(374)	(250)
Other income	444	16
Other expense	-	(172)

Total non-operating income (expenses), net	70	(406)

Loss before income tax	(278,005)	(417,949)

Income tax expense	-	-

Net loss	(278,005)	(417,949)

Other comprehensive items
Foreign currency translation (loss)	(80,197)	(103,244)

Comprehensive loss	$(358,202)	$(521,193)

Loss per share - Basic and diluted	$(0.001)	$(0.001)

Weighted average shares outstanding	287,838,699	292,528,604

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATEDSTATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

						Accumulated
						Other	Total
	Common Stock		Paid-in	Statutory	(Accumulated)	Comprehensive	Stockholders’
	Shares	Amount	Capital	Reserve	Deficit)	Income (Loss)	Deficit
Balance, December 31, 2017	317,988,089	3,180	3,371,857	11,721	(6,386,718)	(70,154)	(3,070,114)
Cancellation of stock issued for services	(30,149,390)	(301)	301	-	-	-	-
Net loss	-	-	-	-	(417,949)	-	(417,949)
Foreign currency translation loss	-	-	-	-	-	(103,244)	(103,244)
Balance, March 31, 2018	287,838,699	2,879	3,372,158	11,721	(6,804,667)	(173,398)	(3,591,307)

Balance, December 31, 2018	287,848,699	$2,879	$4,395,379	$11,721	$(7,736,440)	$135,577	$(3,190,884)
Capital contribution by principal shareholder	-	-	313,966	-	-	-	313,966
Net loss	-	-	-	-	(278,005)	-	(278,005)
Foreign currency translation loss	-	-	-	-	-	(80,197)	(80,197)
Balance, March 31, 2019	287,848,699	$2,879	$4,709,345	$11,721	$(8,014,445)	$55,380	$(3,235,120)

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(278,005)	$(417,949)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	40,578	43,048
Provision for bad debts	14,510	4,987
Recovery of inventory		(15,379)
Changes in net assets and liabilities:
Accounts receivable	(26,105)	8,809
Other receivables and prepaid expenses	10,977	(4,074)
Advances to suppliers	667	(1,868)
Deferred commission	14,366	14,687
Deferred travel cost	9,446	12,276
Inventory	5,879	49,505
Accounts payable	-	(189)
Unearned revenue	(89,498)	(87,724)
Taxes payable	(11,966)	3,956
Accrued liabilities and other payables	18,280	180,953

Net cash (used in) operating activities	(290,871)	(208,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	313,966	-
Change in advance from shareholder	(30,276)	204,310

Net cash provided by financing activities	283,690	204,310

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(861)	1,178

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(8,043)	(3,474)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	11,264	37,630

CASH & EQUIVALENTS, END OF PERIOD	$3,221	$34,156

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Aixin Life International, Inc. (the “Company”or “Aixin” or “we”) was incorporated under the laws of the State of Colorado on December 30, 1987 under the name Mercari Communications Group, Ltd (“Mercari”). From 1988 until early 1990, Mercari provided educational products, counseling, seminar programs, and publications such as newsletters to adults aged 30 to 50. Mercari registered its common stock with the Securities and Exchange Commission (the “SEC”) under the Exchange Act in 1988. Mercari’s business failed in 1990. Mercari conducted no operating activities from June 1, 1990 to August 31, 2001 and was dormant.

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

AiXin BVI was incorporated on September 21, 2017 as a holding company and AiXin HK was established in Hong Kong on February 25, 2016 as an intermediate holding company. AiXin Zhonghong was established in the People’s Republic of China (“PRC”) on March 4, 2013, and on May 27, 2017, the local government of the PRC issued a certificate of approval regarding the foreign ownership of AiXin Zhonghong by AiXin HK. Neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017.

For accounting purposes, the acquisition was accounted for as a reverse acquisition and treated as a recapitalization of Mercari effected by a share exchange, with AiXin BVI as the accounting acquirer. Since neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017, the historical consolidated financial statements (“CFS”) of AiXin Zhonghong are now the historical CFS of the Company. The assets and liabilities of AiXin Zhonghong were brought forward at their book value and no goodwill was recognized.

Effective February 1, 2018, pursuant to Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of Colorado, the Company changed its name to AiXin Life International., Inc.

The Company, through its indirectly owned AiXin Zhonghong subsidiary, mainly develops and distributes consumer products by offering a line of nutritional products. The Company sells the products through exhibition events, conferences, as well as person-to-person marketing. During 2018, the Company’s revenue was primarily generated from sales of products, which include cell food, goat milk power, clear lung Kangbao, light tea, bear gall powders, and other nutritional supplements. During 2019, the Company’s revenue was primarily generated from sales of goat milk power. The Company’s business mainly focuses on a proactive approach to its customers such as hosting events for clients, which it believes is ideally suited to marketing its products because sales of nutrition products are strengthened by ongoing personal contact and support, coaching and education of its clients, as to the benefits of a healthy and active lifestyle.

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

Going Concern

The Company incurred net losses of $278,005 and $417,949 for the quarters ended March 31, 2019 and 2018, respectively. The Company also had a stockholders’ deficit of $3.2 million as of March 31, 2019. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by improving communications with suppliers to ensure sufficient and quality products supply, building a competitive and efficient sales force, providing attractive sales incentive program, increasing marketing and promotion activities, and minimize operating costs. The Company’s majority shareholder, Quanzhong Lin, plans to invest additional RMB 10 million (approximately $1.5 million) into the Company by the end of the second quarter of 2019 to help the Company’s working capital needs. As of March 31, 2019, the Company received RMB 9.1 million (approximately $1.4 million) from Quanzhong Lin. The CFS do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2019 and December 31, 2018, the bad debt allowance was $94,653 and $77,955, respectively.

Inventory

Inventory mainly consists of health supplement products. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company recorded no inventory impairment for the quarters ended March 31, 2019 and 2018, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2019 and December 31, 2018 (audited), there were no significant impairments of its long-lived assets.

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

At March 31, 2019 and December 31, 2018 (audited), the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from platform fees and related services, and the Company has no significant post-delivery obligations, this did not result in a material recognition of revenue on our accompanying CFS for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

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

As of March 31, 2019 and December 31, 2018 (audited), the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the first quarter of 2019 and 2018 consisted of net loss and foreign currency translation adjustments.

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

As of March 31, 2019 and 2018 and for the periods then ended, the Company did not have any potentially dilutive instruments.

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

During the year ended December 31, 2017, the Company’s board of directors (“BOD”) authorized the issuance of 45,224,085 shares of common stock to three individuals for services rendered to the Company. The stock-based compensation was valued at $3,617,927 based on the Company’s stock price at the date of agreement and was vested immediately for services already rendered. On January 15, 2018, the Company’s BOD determined it was not in the Company’s best interests to issue any shares to two of the three individuals because BOD believes the two individuals did not perform the services as expected.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). Topic 842 supersedes the lease requirements in Accounting Standards Codification Topic 840, Leases. Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The adoption of this standard did not have any material impact on the Company’s CFS.

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

3. DEFERRED COMMISSION

The Company paid commission to its salesmen based on cash collected from the sales. The Company calculated and paid commission based on certain proportion of monthly cash receipts from sales; however, the customers sometimes delays taking delivery of the products after payment is made to the Company, which is recorded as unearned revenue. Accordingly, the Company only recognizes current commission cost as the related revenue is recognized. Commission expenses are recorded as selling expenses. As of March 31, 2019 and December 31, 2018 (audited), the Company had deferred commission of $333,216 and $338,509 (audited) respectively.

4. DEFERRED TRAVEL COST

As part of the Company’s sales incentive program, the Company occasionally provided free travel to its customers whose prepayment to purchase the Company’s products reached a certain amount. There are different travel incentives offered to its customers based on amount received from each customer. The Company recorded the to-be-provided free travel cost when cash is collected from customers as deferred travel cost with corresponding account of accrued travel cost, and recorded as net of sales once the prepayment from customers was recognized as revenue. As of March 31, 2019 and December 31, 2018 (audited), the Company had deferred travel cost of $216,655 and $220,200, respectively.

5. INVENTORY

Inventory consisted of the following at March 31, 2019 and December 31, 2018 (audited):

	March 31, 2019	December 31, 2018
Finished goods – health supplements	$7,847	$13,396

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2019 and December 31, 2018 (audited):

	March 31, 2019	December 31, 2018
Office furniture	$235,188	$228,996
Building	1,551,153	1,510,312
Vehicle	218,731	212,972
Electronic equipment	14,438	14,058
Total	2,019,510	1,966,338
Less: Accumulated depreciation	(556,300)	(501,923)
Net	$1,463,210	$1,464,415

Depreciation for the quarters ended March 31, 2019 and 2018 was $40,578 and $43,048, respectively.

7. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2019 and December 31, 2018 (audited):

	March 31, 2019	December 31, 2018
Income	$36,477	$35,517
Value-added	1,115,758	1,101,372
City construction	48,716	48,541
Education	34,808	34,683
Other	7,751	2,373
Taxes payable	$1,243,510	$1,222,486

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2019 and December 31, 2018 (audited):

	March 31, 2019	December 31, 2018
Accrued liability – travel cost (see Note 4)	$6,323	6,156
Salary payable	142,524	162,030
Other payables	583,415	527,189
Total	$732,262	$695,375

Other payables mainly consisted of payables for employees’ social insurance and disabled employment security fund of $328,030 and commission payable of $106,676 at March 31, 2019; and payables of employees’ social insurance and disabled employment security fund of $296,173 and commission payable of $103,978 at December 31, 2018, respectively.

9. RELATED PARTY TRANSACTIONS

Advance from a Shareholder

At March 31, 2019 and December 31, 2018 (audited), the Company had advance from a major shareholder of $1,160,574 and $1,166,198, respectively. The advance was payable on demand, and bore no interest.

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for office use; the lease term was three years until May 2017 with an option to renew. The monthly rent was RMB 5,000 ($721), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease in May 2017 for another three years until May 28, 2020 with monthly rents of RMB 5,000 ($721), payable quarterly. The future annual minimum lease payment at March 31, 2019 is $8,652 for the year ending March 31, 2020, $1,442 for the year ending March 31, 2021.

10. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the quarters ended March 31, 2019 and 2018, and has recorded income tax provision for the periods.

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

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the quarters ended March 31, 2019 and 2018, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

11. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share of common stock for the respective periods ended:

	Three Months Ended March 31,
	2019	2018

Basic loss per share:
Numerator:
Net loss used in computing basic loss per share	$(278,005)	$(417,949)

Denominator:
Weighted average common shares outstanding	287,838,699	292,528,604
Basic loss per share	$(0.001)	$(0.001)

12. SHAREHOLDERS’ DEFICIT

The Company is authorized to issue 20,000,000 shares of blank check preferred stock at $0.001 par value and 950,000,000 shares of common stock at $.00001 par value per share. At March 31, 2019 and December 31, 2018 (audited), the Company had 287,838,699 shares issued and outstanding after taking effect of the cancellation of 30,149,390 shares issued to two individuals for services rendered but subsequently revoked by BOD when it determined it is not in the Company’s best interests to issue any shares to the two individuals (see note 2). Upon the Aixin reverse acquisition, the number of issued and outstanding shares was retroactively adjusted to reflect the recapitalization.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund. The Company did not make any contribution to this fund during the quarters ended March 31, 2019 and 2018.

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

Overview

We, through our indirectly wholly owned subsidiary AiXin Zhonghong, market and sell consumer products in China by offering premium-quality nutritional products. We sell the products through our sales offices, exhibition events we organize and sponsor, as well as person-to-person marketing. Our revenue was primarily generated from the sales of our cell food, goat milk powder, clear lung Kangbao, light tea, bear gall powders, and other nutritional supplements. Our business mainly focuses on proactively approaching our customers such as by hosting events for clients, which we believe is ideally suited to marketing our products because sales of nutritional products are strengthened by ongoing personal contact and support, coaching and education among the Company, our clients, and their clients towards how to achieve a healthy and active lifestyle.

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

100%

HK AiXin International Group Co., Limited (HK) (“AiXin HK”)

100%

Chengdu Aixin Zhonghong Biological Technology Co., Ltd (PRC) (“AiXin Zhonghong”)

Our executive offices are at Hongxing International Business Building 2, 14th FL, No. 69 Qingyun South Ave., Jinjiang District, Chengdu City, Sichuan Province, China, and our telephone number is +86-28-8669-1072.

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended March 31,
	2019		2018
	$	% of Revenue	$	% of Revenue
Revenue	$90,479	100%	$104,548	100%
Cost of revenue	17,196	19%	40,358	39%
Gross profit	73,283	81%	64,190	61%
Operating expenses	351,358	388%	481,733	461%
Loss from operations	(278,075)	(307)%	(417,543)	(399)%
Non-operating income (expenses), net	70	0.1%	(406)	(0.4)%
Income tax expense	-	-%	-	-%
Net loss	$(278,005)	(307)%	$(417,949)	(400)%

Revenue

Revenue for the three months ended March 31, 2019, was $90,479, while revenue for the three months ended March 31, 2018, was $104,548, a decrease of $14,069 or 13%. The decrease in sales was primarily because the market for health supplements declined generally as a result of the government’s exposure of fraudulent practices in the industry, reducing the demand for nutritional supplements. In addition, during this period of reduced demand, a substantial focus of our company was on adjusting our product structure, sales model, customer structure and infrastructure in order to build a solid foundation for future business development.

Cost of Revenue

Cost of revenue (“COR”) was $17,196 in the three months ended March 31, 2019, compared to $40,358 in the three months ended March 31, 2018, a decrease of $23,162 or 57%. The decrease in our COR is attributable to the decrease in our revenue. The COR as a percentage of sales decreased because the Company has stopped selling certain higher cost products.

Gross Profit

Gross profit was $73,283 and $64,190 in the three months ended March 31, 2019 and 2018, respectively, an increase of $9,093 or 14%. The increase in our gross profit and gross profit margin was because the Company has stopped selling certain higher cost products

Operating Expenses

Operating expenses were $351,358 and $481,733 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $130,375 or 27%. The decrease in operating expenses in the first quarter of 2019 was mainly due to a $134,740 decrease in general and administrative expenses as a result of a decrease in public company related expenses. The decrease in operating expenses was partly offset by an increase in provision for bad debts of $9,523.

Net Loss

Our net loss for the three months ended March 31, 2019 was $278,005, compared to $417,949 for the same period last year, an increase of $139,944 or 33%. The decrease in net loss in the first quarter of 2019 was mainly due to the higher gross profit and lower operating expenses.

Liquidity and Capital Resources

Currently, we depend upon advances from our major shareholder to continue our operations. As of March 31, 2019, cash and equivalents were $3,221, compared to $11,264 as of December 31, 2018. At March 31, 2019, we had a working capital deficit of $(4,698,330) compared to the $(4,655,299) deficit at December 31, 2018. The increase in the working capital deficit was mainly due to our continued losses.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2019 and 2018, respectively.

	March 31, 2019	March 31, 2018
Net cash used in operating activities	$(290,871)	$(208,962)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$283,690	$204,310

Net cash used in operating activities

For the three months ended March 31, 2019, net cash used in operating activities was $290,871. This was primarily due to a net loss of $278,005, adjusted by non-cash related expenses including depreciation of $40,578 and provision for bad debt of $14,510, then decreased by unfavorable changes in working capital of $67,954. The unfavorable changes in working capital mainly resulted from a decrease in unearned revenue of $89,498, an increase in accounts receivable of $26,105 and a decrease in taxes payable of $11,966, offset by an increase in accrued liabilities and other payables of $18,280, a decrease in deferred commission of $14,366, and a decrease in other receivables and prepaid expenses of $10,977.

For the three months ended March 31, 2018, net cash used in operating activities was $208,962. This was primarily due to a net loss of $417,949, adjusted by non-cash related expenses including depreciation of $43,048, provision for bad debt of $4,987 and recovery of inventory of $15,379, then increased by favorable changes in working capital of $176,332. The favorable changes in working capital mainly resulted from an increase in accrued liabilities and other payables of $180,953, a decrease in inventory of $49,505, a decrease in deferred commission of $14,687, and a decrease in deferred travel cost of $12,276, offset by a decrease in unearned revenue of $87,724.

Net cash provided by financing activities

For the three months ended March 31, 2019, net cash provided by financing activities was $283,690 which was due to an increase in paid in capital of $313,966, which was a capital contribution from the principal shareholder, offset by repayment to shareholder advance of $30,276.

For the three months ended March 31, 2018, net cash provided by financing activities was $204,310 which was due to an advance from shareholder.

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

Going Concern

The Company incurred net losses of $278,005 and $417,949 for the three months ended March 31, 2019 and 2018, respectively. The Company also had a stockholders’ deficit of $3.2 million as of March 31, 2019. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by improving communications with suppliers to ensure sufficient and quality products supply, building a competitive and efficient sales force, providing attractive sales incentive program, increasing marketing and promotion activities, and minimize operating costs. The Company’s majority shareholder, Quanzhong Lin, plans to invest additional RMB 10 million (approximately $1.5 million) into the Company by the end of the second quarter of 2019 to help the Company’s working capital needs. As of March 31, 2019, the Company has received RMB 9.1 million (approximately $1.4 million) from Quanzhong Lin. The CFS do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2019 and December 31, 2018, the bad debt allowance was $94,653 and $77,955, respectively.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the first quarter of 2019 and 2018 consisted of net loss and foreign currency translation adjustments.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). Topic 842 supersedes the lease requirements in Accounting Standards Codification Topic 840, Leases. Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The adoption of this standard did not have any material impact on the Company’s CFS.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash & equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The adoption of this standard did not have any material impact on the Company’s CFS.

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

At March 31, 2019, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2019, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our 2018 Form 10-K, which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2018 Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities. In particular, we note that approximately 95% of our outstanding shares of common stock are owned by members of our management and that there is no regular trading market for our common stock. Consequently, the trading price of our common stock is subject to wide fluctuations and, as is likely the case in respect of recent reported prices, may exceed the value of our company based upon the value of its assets or generally recognized valuation measures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2019, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement, dated as of December 12, 2017, among the Company, AiXin BVI, AiXin HK, AiXinZhonghong and the stockholders of AixinZhonghong (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017 as filed with the SEC on January 16, 2019).

3.4	Bylaws of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIXIN LIFE INTERNATIONAL, INC.

Dated: May 21, 2019	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

