Form 10-Q/A
period 2019-03-31
AiXin Life International, Inc.
filed 2019-09-26
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended March 31, 2019 filed on May 21, 2019 (the “Form 10-Q”) to restate the unaudited consolidated financial statements to record the sale of building and the lease asset and lease liability arising from the lease back of the building, the satisfaction of an advance due to a shareholder and the making of an advance to a shareholder and accordingly updating Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 1, Financial Statements, for additional information related to the restatement of our consolidated financial statements for the period ended March 31, 2019.

No other changes were made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

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
	(Unaudited)
	(Restated)
ASSETS

CURRENT ASSETS
Cash	$3,221	$11,264
Accounts receivable, net	48,848	36,209
Other receivables and prepaid expenses	24,687	34,785
Advances to suppliers	963	1,591
Deferred commission	333,216	338,509
Deferred travel cost	216,655	220,200
Inventory	7,847	13,396
Advances to shareholder	180,288	-

Total current assets	815,726	655,954

NONCURRENT ASSETS
Property and equipment, net	88,816	1,464,415
Lease asset	207,049	-

Total non-current assets	295,865	1,464,415

TOTAL ASSETS	$1,111,590	$2,120,369

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$41,006	$39,927
Unearned revenue	2,156,415	2,187,267
Taxes payable	1,243,510	1,222,486
Accrued liabilities and other payables	732,262	695,375
Lease liability - current	102,324	-
Advance from shareholder	-	1,166,198

Total current liabilities	4,275,517	5,311,253

LONG-TERM LIABILITIES:
Lease liability - non current	104,725	-

TOTAL LIABILITIES	4,380,242	5,311,253

STOCKHOLDERS’ DEFICIT
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 950,000,000 shares authorized; 287,838,699 shares issued and outstanding	2,879	2,879
Paid in capital	4,709,345	4,395,379
Statutory reserve	11,721	11,721
Accumulated deficit	(8,047,790)	(7,736,440)
Accumulated other comprehensive income	55,193	135,577

TOTAL STOCKHOLDERS’ DEFICIT	(3,268,652)	(3,190,884)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,111,590	$2,120,369

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Restated)

Net sales	$90,479	$104,548
Cost of Revenue	17,196	40,358

Gross profit	73,283	64,190

Operating expenses
Selling	123,636	128,794
General and administrative	213,212	347,952
Provision for bad debts	14,510	4,987

Total operating expenses	351,358	481,733

Loss from operations	(278,075)	(417,543)

Non-operating income (expenses)
Financial expense	(374)	(250)
Loss from sale of building	(33,345)	-
Other income	444	16
Other expense	-	(172)

Total non-operating income (expenses), net	(33,275)	(406)

Loss before income tax	(311,350)	(417,949)

Provision for income taxes	-	-

Net loss	(311,350)	(417,949)

Other comprehensive items
Foreign currency translation loss	(80,384)	(103,244)

Comprehensive loss	$(391,734)	$(521,193)

Loss per share - Basic and diluted	$(0.001)	$(0.001)

Weighted average shares outstanding	287,838,699	292,528,604

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATEDSTATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

						Accumulated
						Other	Total
	Common Stock		Paid-in	Statutory	(Accumulated)	Comprehensive	Stockholders’
	Shares	Amount	Capital	Reserve	Deficit)	Income (Loss)	Deficit
Balance, December 31, 2017	317,988,089	$3,180	$3,371,857	$11,721	$(6,386,718)	$(70,154)	$(3,070,114)
Cancellation of stock issued for services	(30,149,390)	(301)	301	-	-	-	-
Net loss	-	-	-	-	(417,949)	-	(417,949)
Foreign currency translation loss	-	-	-	-	-	(103,244)	(103,244)
Balance, March 31, 2018	287,838,699	$2,879	$3,372,158	$11,721	$(6,804,667)	$(173,398)	$(3,591,307)

Balance, December 31, 2018	287,848,699	$2,879	$4,395,379	$11,721	$(7,736,440)	$135,577	$(3,190,884)
Capital contribution by principal shareholder	-	-	313,966	-	-	-	313,966
Net loss (restated)	-	-	-	-	(311,350)	-	(311,350)
Foreign currency translation loss	-	-	-	-	-	(80,384)	(80,384)
Balance, March 31, 2019 (Restated)	287,848,699	$2,879	$4,709,345	$11,721	$(8,047,790)	$55,193	$(3,268,652)

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(311,350)	$(417,949)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	40,578	43,048
Provision for bad debts	14,510	4,987
Impairment of inventory	-	(15,379)
Loss from sale of building	33,345	-
Changes in net assets and liabilities:
Accounts receivable	(26,105)	8,809
Other receivables and prepaid expenses	10,977	(4,074)
Advances to suppliers	667	(1,868)
Deferred commission	14,366	14,687
Deferred travel cost	9,446	12,276
Inventory	5,879	49,505
Accounts payable	-	(189)
Unearned revenue	(89,498)	(87,724)
Taxes payable	(11,966)	3,956
Accrued liabilities and other payables	18,280	180,953

Net cash used in operating activities	(290,871)	(208,962)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Capital contribution	313,966	-
Change in advance from shareholder	(30,276)	204,310

Net cash provided by financing activities	283,690	204,310

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(861)	1,178

NET DECREASE IN CASH	(8,043)	(3,474)

CASH BEGINNING OF PERIOD	11,264	37,630

CASH END OF PERIOD	$3,221	$34,156

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Proceeds from sale of building offset against shareholder loans	$1,340,862	$-
Right of use asset and related liability	$207,049	$-

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Aixin Life International, Inc. (the “Company” or “Aixin” or “we”) was incorporated under the laws of the State of Colorado on December 30, 1987 under the name Mercari Communications Group, Ltd (“Mercari”). From 1988 until 1990, Mercari provided educational products, counseling, seminar programs, and publications such as newsletters to adults aged 30 to 50. Mercari registered its common stock with the Securities and Exchange Commission (the “SEC”) under the Exchange Act in 1988. Mercari’s business failed in 1990. Mercari conducted no operating activities from June 1, 1990 to August 31, 2001 and was dormant.

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

On February 2, 2017, Mr. Quanzhong Lin purchased 29,521,410 shares of the Company’s common stock, 65.0% of its outstanding shares, from China Concentric for $300,000, pursuant to a Stock Purchase Agreement dated December 21, 2016, which resulted in a change in control of our company.

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

The Company, through its indirectly owned AiXin Zhonghong subsidiary, mainly develops and distributes consumer products by offering a line of nutritional products. The Company sells the products through exhibition events, conferences, and person-to-person marketing. During 2018, the Company’s revenue was primarily generated from sales of products, which include cell food, goat milk power, clear lung Kangbao, light tea, bear gall powders, and other nutritional supplements. During 2019, the Company’s revenue was primarily generated from sales of goat milk power. The Company’s business mainly focuses on a proactive approach to its customers such as hosting events for clients, which it believes is ideally suited to marketing its products because sales of nutrition products are strengthened by ongoing personal contact and support, coaching and education of its clients, as to the benefits of a healthy and active lifestyle.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying CFS are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of Aixinis Chinese Renminbi (‘‘RMB’’). The accompanying CFS are translated from RMB and presented in U.S. dollars (“USD”).

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The CFS includes the accounts of the Company and its current wholly owned subsidiaries, AiXin HK and AiXin Zhonghong. Intercompany transactions and accounts were eliminated in consolidation.

Going Concern

The Company incurred net losses of $311,350 and $417,949 for the quarters ended March 31, 2019 and 2018, respectively. The Company also had a stockholders’ deficit of $3.3 million as of March 31, 2019. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by improving communications with suppliers to ensure sufficient and quality products supply, building a competitive and efficient sales force, providing attractive sales incentive program, increasing marketing and promotion activities, and minimize operating costs. The Company’s majority shareholder, Quanzhong Lin, plans to invest an additional RMB 10 million (approximately $1.5 million) into the Company by the end of the second quarter of 2019 to help the Company’s working capital needs. As of March 31, 2019, the Company received RMB 9.1 million (approximately $1.4 million) from Quanzhong Lin. The CFS do not include any adjustments that might result from the outcome of this uncertainty.

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

Restatement of Previously Issued Consolidated Financial Statements

As part of preparing its 2019 Q2 CFS, the Company discovered a building sale that closed in 2019 Q1 was not recorded in the proper period. Accordingly, the Company restated its unaudited CFS at March 31, 2019 and for the three months ended March 31, 2019 to record the building sale and the right of use asset and lease liability arising from the lease back of the building.

On September 12, 2018, the Company entered into a contract to sell its rights to a portion of a building (see Note 9), at which time the Buyer paid RMB 100,000 ($14,898) to a shareholder of the Company as a down payment. The contract stipulated the remaining RMB 8,900,000 ($1,325,964) should be paid by the Buyer on or before September 30, 2018 and before the Company would be required to go to the relevant authority to effectuate the transfer of its property rights. The Buyer failed to make the payment on or prior to September 30, 2018, a default under the contract which gave the Company the right to terminate the contract. In October 2018, the Buyer delivered to the shareholder an additional RMB 7,000,000 ($1,042,893) in an effort to secure its right to purchase the property rights, though the Company did not waive the default at that time or otherwise extend the contract. On March 25, 2019, the parties entered in to a supplemental agreement which provided that the Company would transfer the property rights to Buyer if it agreed the Company would get the benefit of the RMB 8,900,000 ($1,325,964) and otherwise pay the RMB 1,200,000 ($178,782) remaining balance of the RMB 8,900,000 ($1,325,963) on or prior to March 31, 2019. The RMB1,200,000 ($178,782) was paid to the shareholder on a timely basis and the Company was given the benefit of the RMB 7,000,000 ($1,042,893) delivered to the Shareholder. Since as of December 31, 2018, the Company was not obligated to sell its property rights to the Buyer as a result of its default and there was no assurance at that time that the Buyer would perform, the Company determined to record the transaction in the first quarter when it received the benefit of the payments made by Buyer The amount paid directly to the Shareholder was used to reduce the Advance from Shareholder outstanding balance with the remaining amount recognized as Advances to Shareholder.

Below, the Company has presented a comparison of the as previously reported to the restated amount for each of its CFS at March 31, 2019 and for the three months ended March 31, 2019. The amount previously reported were derived from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed May 21, 2019.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019
	As Previously Reported	As Restated
ASSETS

CURRENT ASSETS
Cash	$3,221	$3,221
Accounts receivable, net	48,848	48,848
Other receivables and prepaid expenses	24,687	24,687
Advances to suppliers	963	963
Deferred commission	333,216	333,216
Deferred travel cost	216,655	216,655
Inventory	7,847	7,847
Advances to shareholder	-	180,288

Total current assets	635,438	815,725

NONCURRENT ASSETS
Property and equipment, net	1,463,210	88,816
Right of use asset	-	207,049

Total non-current assets	1,463,210	295,865

TOTAL ASSETS	$2,098,647	$1,111,590

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$41,006	$41,006
Unearned revenue	2,156,415	2,156,415
Taxes payable	1,243,510	1,243,510
Accrued liabilities and other payables	732,262	732,262
Lease liability - current	-	102,324
Advance from shareholder	1,160,574	-

Total current liabilities	5,333,768	4,275,517

LONG-TERM LIABILITIES:
Lease liability - non current	-	104,725

TOTAL LIABILITIES	5,333,768	4,380,242

STOCKHOLDERS’ DEFICIT
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 950,000,000 shares authorized; 287,838,699 shares issued and outstanding	2,879	2,879
Paid in capital	4,709,345	4,709,345
Statutory reserve	11,721	11,721
Accumulated deficit	(8,014,445)	(8,047,790)
Accumulated other comprehensive income	55,380	55,193

TOTAL STOCKHOLDERS’ DEFICIT	(3,235,120)	(3,268,652)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,098,647	$1,111,590

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31, 2019
	As Previously Reported	As Restated

Net sales	$90,479	$90,479
Cost of Revenue	17,196	17,196

Gross profit	73,283	73,283

Operating expenses
Selling	123,636	123,636
General and administrative	213,212	213,212
Provision for bad debts	14,510	14,510

Total operating expenses	351,358	351,358

Loss from operations	(278,075)	(278,075)

Non-operating income (expenses)
Interest income
Financial expense	(374)	(374)
Loss from sale of building	-	(33,345)
Other income	444	444

Total non-operating income (expenses), net	70	(33,275)

Loss before income tax	(278,005)	(311,350)

Income tax expense	-	-

Net loss	(278,005)	(311,350)

Other comprehensive items
Foreign currency translation loss	(80,197)	(80,384)

Comprehensive loss	$(358,202)	$(391,734)

Loss per share - Basic and diluted	$(0.001)	$(0.001)

Weighted average shares outstanding	287,838,699	292,528,604

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2019
	As Previously Reported	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(278,005)	$(311,350)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	40,578	40,578
Provision for bad debts	14,510	14,510
Loss from disposal of building	-	33,345
Changes in net assets and liabilities:
Accounts receivable	(26,105)	(26,105)
Other receivables and prepaid expenses	10,977	10,977
Advances to suppliers	667	667
Deferred commission	14,366	14,366
Deferred travel cost	9,446	9,446
Inventory	5,879	5,879
Unearned revenue	(89,498)	(89,498)
Taxes payable	(11,966)	(11,966)
Accrued liabilities and other payables	18,280	18,280

Net cash (used in) operating activities	(290,871)	(290,871)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Capital contribution	313,966	313,966
Change in advance from shareholder	(30,276)	(30,276)

Net cash provided by financing activities	283,690	283,690

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(861)	(861)

NET INCREASE (DECREASE) IN CASH	(8,043)	(8,043)

CASH BEGINNING OF PERIOD	11,264	11,264

CASH END OF PERIOD	$3,221	$3,221

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Proceeds from sale of building offset against shareholder loans	$-	$1,340,862
Right of use asset and related liability	$-	$207,049

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

At March 31, 2019 and December 31, 2018, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of March 31, 2019 and December 31, 2018, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive (loss) is comprised of net (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the first quarter of 2019 and 2018 consisted of net loss and foreign currency translation adjustments.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). Topic 842 supersedes the lease requirements in Accounting Standards Codification Topic 840, Leases. Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU from January 1, 2019, and has recorded a right of use asset and related liability (See Note 9).

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

3. DEFERRED COMMISSION

The Company paid commission to its salesmen based on cash collected from the sales. The Company calculated and paid commission based on certain proportion of monthly cash receipts from sales; however, the customers sometimes delays taking delivery of the products after payment is made to the Company, which is recorded as unearned revenue. Accordingly, the Company only recognizes current commission cost as the related revenue is recognized. Commission expenses are recorded as selling expenses. As of March 31, 2019 and December 31, 2018, the Company had deferred commission of $333,216 and $338,509 respectively.

4. DEFERRED TRAVEL COST

As part of the Company’s sales incentive program, the Company occasionally provided free travel to its customers whose prepayment to purchase the Company’s products reached a certain amount. There are different travel incentives offered to its customers based on amount received from each customer. The Company recorded the to-be-provided free travel cost when cash is collected from customers as deferred travel cost with corresponding account of accrued travel cost, and recorded as net of sales once the prepayment from customers was recognized as revenue. As of March 31, 2019 and December 31, 2018, the Company had deferred travel cost of $216,655 and $220,200, respectively.

5. INVENTORY

Inventory consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Finished goods – health supplements	$7,847	$13,396

6. PROPERTY AND EQUIPMENT, NET (RESTATED)

Property and equipment consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019 (Restated)	December 31, 2018
Office furniture	$47,113	$228,996
Building	-	1,510,312
Vehicle	218,731	212,972
Electronic equipment	14,438	14,058
Total	280,282	1,966,338
Less: Accumulated depreciation	(191,466)	(501,923)
Net	$88,816	$1,464,415

The building was sold in March 2019 (Notes 2 and 9). Depreciation for the quarters ended March 31, 2019 and 2018 was $40,578 and $43,048, respectively.

7. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Income	$36,477	$35,517
Value-added	1,115,758	1,101,372
City construction	48,716	48,541
Education	34,808	34,683
Other	7,751	2,373
Taxes payable	$1,243,510	$1,222,486

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2019 and December 31, 2018:

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

9. LEASE (RESTATED)

The Company sold a building for RMB 9,000,000 ($1,340,862) in the first quarter of 2019 (Note 1, Restatement) and leased it back for a two year term beginning on March 31, 2019. The lease calls for quarterly rent payments of RMB 180,978 ($26,963) payable at the beginning of each quarter.

As a result, $207,049 (RMB 1,389,731) was recorded as right of use asset and lease liability on March 31, 2019 when the lease commenced based on a 4.75% discount factor, which is the Company’s incremental borrowing rate. The net right of use asset was $207,049 as of March 31, 2019.

Maturities of lease liabilities were as follows:

For the 12 months ending March 31,:
2020	$107,852
2021	107,852
Total lease payments	215,704
Less imputed interest	(8,655)
Total	207,049
Less Current Portion	(102,324)
Long Term Portion	$104,725

The cost and accumulated depreciation of the building was $1,739,228 and $364,834, respectively. The Company recorded a loss on sale of $33,345 during the quarter ended March 31, 2019. $1,340,862 of the proceeds from the sale was collected by the principal shareholder which was offset against amounts due to the shareholder.

10. RELATED PARTY TRANSACTIONS (RESTATED)

Advance from a Shareholder (Restated)

At March 31, 2019, and December 31, 2018 the Company had an advance from a shareholder of $-0- (restated) and $1,166,198, respectively. As of March 31, 2019 and December 31, 2018, the Company had an advance to a major shareholder of $180,288 (restated) and $-0-, respectively. The changes in the balances as of March 31, 2019, were a result of the sale of the building (Notes 2 and 9). The advance from the shareholder was payable on demand and bore no interest.

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

11. INCOME TAXES

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

12. LOSS PER SHARE (RESTATED)

The following table sets forth the computation of basic and diluted loss per share of common stock for the respective periods ended:

	Three Months Ended March 31,
	2019	2018

Basic loss per share:
Numerator:
Net loss used in computing basic loss per share	$(311,350)	$(417,949)

Denominator:
Weighted average common shares outstanding	287,838,699	292,528,604
Basic loss per share	$(0.001)	$(0.001)

13. SHAREHOLDERS’ DEFICIT

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

14. STATUTORY RESERVES

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

15. OPERATING RISKS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our 2018 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements. The discussion below reflects the restatement of our consolidated financial statements for the quarter ended March 31, 2019, to account for the sale of property rights to a portion of a building and the lease asset and lease liability arising from the lease back of the building, the satisfaction of an advance due to a shareholder and the making of an advance to a shareholder.

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

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended March 31,
	2019 (Restated)		2018
	$	% of Revenue	$	% of Revenue
Revenue	$90,479	100%	$104,548	100%
Cost of revenue	17,196	19%	40,358	39%
Gross profit	73,283	81%	64,190	61%
Operating expenses	351,358	388%	481,733	461%
Loss from operations	(278,075)	(307)%	(417,543)	(399)%
Non-operating income (expenses), net	(33,275)	36.8%	(406)	(0.4)%
Income tax expense	-	-%	-	-%
Net loss	$(311,350)	(307)%	$(417,949)	(400)%

Revenue

Revenue for the three months ended March 31, 2019, was $90,479, while revenue for the three months ended March 31, 2018, was $104,548, a decrease of $14,069 or 13%. The decrease in sales was primarily because the market for health supplements declined as a result of the government’s exposure of fraudulent practices in the industry, reducing the demand for nutritional supplements. In addition, during this period of reduced demand, a substantial focus of our company was on adjusting our product structure, sales model, customer structure and infrastructure in order to build a solid foundation for future business development.

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

Net Loss

Our net loss for the three months ended March 31, 2019 was $311,350, compared to $417,949 for the comparable period last year, a decrease of $106,599 or 26%. The decrease in net loss in the first quarter of 2019 was mainly due to the higher gross profit and lower operating expenses, partly offset by higher net non-operating expenses.

Liquidity and Capital Resources

Currently, we depend upon advances from our major shareholder to continue our operations. As of March 31, 2019, cash and equivalents were $3,221, compared to $11,264 as of December 31, 2018. At March 31, 2019, we had a working capital deficit of $(3,459,792) compared to the $(4,655,299) deficit at December 31, 2018. The decrease in the working capital deficit was mainly due to the satisfaction of an advance from a shareholder by the sale of a building, partially offset by our continued losses.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2019 and 2018, respectively.

	March 31, 2019	March 31, 2018
Net cash used in operating activities	$(290,871)	$(208,962)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$283,690	$204,310

Net cash used in operating activities

For the three months ended March 31, 2019, net cash used in operating activities was $290,871. This was primarily due to a net loss of $311,350, adjusted by non-cash related expenses including depreciation of $40,578 provision for bad debt of $14,510, and loss from sale of building of $33,345, then decreased by unfavorable changes in working capital of $67,954. The unfavorable changes in working capital mainly resulted from a decrease in unearned revenue of $89,498, an increase in accounts receivable of $26,105 and a decrease in taxes payable of $11,966, offset by an increase in accrued liabilities and other payables of $18,280, a decrease in deferred commission of $14,366, and a decrease in other receivables and prepaid expenses of $10,977.

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

Going Concern

The Company incurred net losses of $311,350 and $417,949 for the three months ended March 31, 2019 and 2018, respectively. The Company also had a stockholders’ deficit of $3.3 million as of March 31, 2019. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by improving communications with suppliers to ensure sufficient and quality products supply, building a competitive and efficient sales force, providing attractive sales incentive program, increasing marketing and promotion activities, and minimize operating costs. The Company’s majority shareholder, Quanzhong Lin, plans to invest additional RMB 10 million (approximately $1.5 million) into the Company by the end of the second quarter of 2019 to help the Company’s working capital needs. As of March 31, 2019, the Company has received RMB 9.1 million (approximately $1.4 million) from Quanzhong Lin. The CFS do not include any adjustments that might result from the outcome of this uncertainty.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). Topic 842 supersedes the lease requirements in Accounting Standards Codification Topic 840, Leases. Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU from January 1, 2019, and has recorded a right of use asset and related liability.

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

At March 31, 2019, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2019, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.” These deficiencies resulted in the failure to include in the financial statements for the first quarter the sale of property rights to a portion of a building and the lease asset and lease liability arising from the lease back of the building, the satisfaction of an advance due to a shareholder and the making of an advance to a related party.

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

AIXIN LIFE INTERNATIONAL, INC.

Dated: September 26, 2019	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

