Form 10-Q
period 2019-06-30
AiXin Life International, Inc.
filed 2019-09-26
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of September 19, 2019, there were outstanding 297,838,699 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

JUNE 30, 2019

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,465	$11,264
Accounts receivable, net	48,078	36,209
Other receivables and prepaid expenses	45,063	34,785
Advances to suppliers	681,040	1,591
Deferred commission	324,045	338,509
Deferred travel cost	210,664	220,200
Inventory	6,268	13,396
Advances to shareholder	118,218	-

Total current assets	1,436,841	655,954

NONCURRENT ASSETS
Property and equipment, net	73,706	1,464,415
Right of use asset	176,029	-

Total non-current assets	249,735	1,464,415

TOTAL ASSETS	$1,686,576	$2,120,369

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$37,170	$39,927
Unearned revenue	2,107,501	2,187,267
Taxes payable	1,218,387	1,222,486
Accrued liabilities and other payables	776,530	695,375
Lease liability - current	98,803	-
Advance from shareholder	-	1,166,198

Total current liabilities	4,238,391	5,311,253

LONG-TERM LIABILITIES:
Lease liability - non current	77,226	-

TOTAL LIABILITIES	4,315,617	5,311,253

CONTINGENCIES (NOTE 15)

STOCKHOLDERS’ DEFICIT
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 950,000,000 shares authorized; 287,838,699 shares issued and outstanding	2,879	2,879
Paid in capital	5,644,504	4,395,379
Statutory reserve	11,721	11,721
Accumulated deficit	(8,412,041)	(7,736,440)
Accumulated other comprehensive income	123,896	135,577

TOTAL STOCKHOLDERS’ DEFICIT	(2,629,041)	(3,190,884)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,686,576	$2,120,369

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net sales	$10,787	$40,613	$101,266	$145,161
Cost of Revenue	4,234	24,216	21,430	64,574

Gross profit	6,553	16,397	79,836	80,587

Operating expenses
Selling	112,734	126,262	236,370	255,056
General and administrative	255,744	245,384	468,956	593,336
Provision for bad debts	457	3,927	14,967	8,914
Asset impairment loss	1,063	-	1,063	-

Total operating expenses	369,998	375,573	721,356	857,306

Loss from operations	(363,445)	(359,176)	(641,520)	(776,719)

Non-operating income (expenses)
Financial expense	(481)	(220)	(855)	(470)
Loss from sale of building	-	-	(33,166)	-
Other income	-	107	295	123
Other expense	(325)	(231)	(355)	(403)

Total non-operating income (expenses), net	(806)	(344)	(34,081)	(750)

Loss before income tax	(364,251)	(359,520)	(675,601)	(777,469)

Provision for income taxes	-	-	-	-

Net loss	(364,251)	(359,520)	(675,601)	(777,469)

Other comprehensive items
Foreign currency translation gain (loss)	68,702	179,855	(11,681)	76,611

Comprehensive loss	$(295,549)	$(179,665)	$(687,282)	$(700,858)

Loss per share - Basic and diluted	$(0.001)	$(0.001)	$(0.002)	$(0.002)

Weighted average shares outstanding	287,838,699	287,838,699	287,838,699	290,170,696

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

						Accumulated
						Other	Total
	Common Stock		Paid-in	Statutory	(Accumulated)	Comprehensive	Stockholders’
	Shares	Amount	Capital	Reserve	Deficit)	Income (Loss)	Deficit
Balance, December 31, 2017	317,988,089	$3,180	$3,371,857	$11,721	$(6,386,718)	$(70,154)	$(3,070,114)
Cancellation of stock issued for services	(30,149,390)	(301)	301	-	-	-	-
Net loss	-	-	-	-	(417,949)	-	(417,949)
Foreign currency translation loss	-	-	-	-	-	(103,244)	(103,244)
Balance, March 31, 2018	287,838,699	2,879	3,372,158	11,721	(6,804,667)	(173,398)	(3,591,307)
Capital contribution by principal shareholder			142,912				142,912
Net loss	-	-	-	-	(359,520)	-	(359,520)
Foreign currency translation gain	-	-	-	-	-	179,855	179,855
Balance, June 30, 2018	287,838,699	$2,879	$3,515,070	$11,721	$(7,164,187)	$6,457	$(3,628,060)

Balance, December 31, 2018	287,848,699	$2,879	$4,395,379	$11,721	$(7,736,440)	$135,577	$(3,190,884)
Capital contribution by principal shareholder	-	-	313,966	-	-	-	313,966
Net loss	-	-	-	-	(311,350)	-	(311,350)
Foreign currency translation loss	-	-	-	-	-	(80,384)	(80,384)
Balance, March 31, 2019 (Restated)	287,848,699	2,879	4,709,345	11,721	(8,047,790)	55,194	(3,268,651)
Capital contribution by principal shareholder	-	-	935,159	-	-	-	935,159
Net loss	-	-	-	-	(364,251)	-	(364,251)
Foreign currency translation gain	-	-	-	-	-	68,702	68,702
Balance, June 30, 2019	287,848,699	$2,879	$5,644,504	$11,721	$(8,412,041)	$123,896	$(2,629,041)

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(675,601)	$(777,469)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,295	86,000
Provision for bad debts	14,967	8,914
Impairment of inventory	-	(15,356)
Loss from sale of building	33,166	-
Changes in net assets and liabilities:
Accounts receivable	(26,833)	8,335
Other receivables and prepaid expenses	(10,264)	(5,407)
Advances to suppliers	(687,533)	1,276
Deferred commission	15,973	18,092
Deferred travel cost	10,519	15,867
Inventory	7,267	48,403
Accounts payable	(2,947)	17,097
Unearned revenue	(89,354)	(67,256)
Taxes payable	(8,976)	14,024
Accrued liabilities and other payables	79,418	196,650

Net cash used in operating activities	(1,259,903)	(450,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,405)

Net cash used in investing activities	-	(1,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Lease liability	(8,890)	-
Capital contribution	1,249,125	142,912
Change in advance from shareholder	5,146	271,428

Net cash provided by financing activities	1,245,381	414,340

EFFECT OF EXCHANGE RATE CHANGE ON CASH	6,723	3,857

NET DECREASE IN CASH	(7,799)	(34,038)

CASH BEGINNING OF PERIOD	11,264	37,630

CASH END OF PERIOD	$3,465	$3,592

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Proceeds from sale of building offset against shareholder loans	$1,326,260	$-
Right of use asset and related liability	$207,049	$-
Lease liability paid by shareholder	$17,780	$-

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

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

During each year since Mercari was reactivated until 2017, the Company had no revenue and had losses approximately equal to the expenditures required to reactivate and comply with filing and reporting obligations. Expenditures were paid by Mercari from capital contributions and loans made by Mercari’s principal stockholders and entities controlled by Mercari’s directors.

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

On February 2, 2017, Mr. Quanzhong Lin purchased 29,521,410 shares of the Company’s common stock, 65.0% of its outstanding shares from China Concentric for $300,000, pursuant to a Stock Purchase Agreement dated December 21, 2016, which resulted in a change in control of our company.

On December 12, 2017, the Company issued 227,352,604 shares of common stock to Mr. Lin, the sole stockholder of AiXin (BVI) International Group Co., Ltd. a British Virgin Islands corporation (“AiXin BVI”), for his shares of AiXin BVI, pursuant to a Share Exchange Agreement. Mr. Lin now owns 256,874,014 shares of the Company’s common stock, 89.2% of our outstanding shares.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements (CFS) are prepared in conformity with United States Generally Accepted Accounting Principles (“US GAAP”). The functional currency of Aixin is Chinese Renminbi (‘‘RMB’’). The accompanying CFS are translated from RMB and presented in U.S. dollars (“USD”).

The CFS includes the accounts of the Company and its current wholly owned subsidiaries, AiXin HK and AiXin Zhonghong. Intercompany transactions and accounts were eliminated in consolidation.

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

The balance sheets and certain comparative information as of December 31, 2018 are derived from the audited financial statements and related notes for the year ended December 31, 2018 (“2018 Annual Financial Statements”), included in the Company’s 2018 Annual Report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the 2018 Annual Financial Statements.

Going Concern

The Company incurred net losses of $675,601 and $777,469 for the six months ended June 30, 2019 and 2018, respectively. The Company also had a stockholders’ deficit of approximately $2.6 million as of June 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by improving communications with suppliers to ensure sufficient and quality products supply, building a competitive and efficient sales force, providing attractive sales incentive program, increasing marketing and promotion activities, and minimize operating costs. Subsequent to the close of the second quarter, the Company sold 10,000,000 shares of its common stock for gross proceeds of $1,000,000 in a private offering. The Company did not pay any commissions in connection with the sale of the shares. If necessary, the Company will seek to raise additional capital through sales of its equity securities to solve its working capital needs. As of June 30, 2019, the Company received RMB 15.6 million (approximately $2.2 million) from Quanzhong Lin. The CFS do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2019 and December 31, 2018, the bad debt allowance was $93,049 and $77,955, respectively.

Inventory

Inventory mainly consists of health supplement products. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower. The Company recorded inventory impairment of $1,063 and $0 for the six months ended June 30, 2019 and 2018, respectively.

In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory,” which requires that inventory within the scope of the ASU be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2019 and December 31, 2018, there were no significant impairments of its long-lived assets.

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

At June 30, 2019 and December 31, 2018, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

These five elements, as applied to each of the Company’s revenue categories, is summarized below:

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

●	As part of the Company’s sales incentive program, the Company occasionally provides free travel to its customers whose prepayment to purchase the Company’s products reaches to certain amount. There are different travel incentives offered to the customers based on amount received from each customer. The Company records the to-be-provided free travel cost when cash is collected from customers as a debit deferred travel cost with corresponding credit to accrued travel cost. Once the customer utilizes the travel incentive, the cost of travel is recorded as a reduction of sales.

Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 17% of the gross sales price prior to May 1, 2018, 16% since May 1, 2018 and 13% since April 1, 2019. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

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

As of June 30, 2019 and December 31, 2018, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the first six months of 2019 and 2018 consisted of net loss and foreign currency translation adjustments.

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

As of June 30, 2019 and 2018 and for the periods then ended, the Company did not have any potentially dilutive instruments.

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

During the year ended December 31, 2017, the Company’s board of directors (“BOD”) authorized the issuance of 45,224,085 shares of common stock to three individuals for services rendered the Company. The stock-based compensation was valued at $3,617,927 based on the Company’s stock price at the date of agreement and was vested immediately for services already rendered. On January 15, 2018, the Company’s BOD determined it was not in the Company’s best interests to issue any shares to two of the three individuals because BOD believes the two individuals did not perform the services as expected.

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

3. ADVANCES TO SUPPLIERS

Advances to suppliers include a prepayment of $680,098 to one supplier for donkey hide gelatin powder which is expected to be delivered in October 2019.

4. DEFERRED COMMISSION

The Company paid commission to its salesmen based on cash collected from the sales. The Company calculated and paid commission based on certain proportion of monthly cash receipts from sales; however, the customers sometimes delays taking delivery of the products after payment is made to the Company, which is recorded as unearned revenue. Accordingly, the Company only recognizes current commission cost as the related revenue is recognized. Commission expenses are recorded as selling expenses. As of June 30, 2019 and December 31, 2018, the Company had deferred commission of $324,045 and $338,509 respectively.

5. DEFERRED TRAVEL COST

As part of the Company’s sales incentive program, the Company occasionally provided free travel to its customers whose prepayment to purchase the Company’s products reached a certain amount. There are different travel incentives offered to its customers based on amount received from each customer. The Company recorded the to-be-provided free travel cost when cash is collected from customers as deferred travel cost with corresponding account of accrued travel cost, and recorded as net of sales once the prepayment from customers was recognized as revenue. As of June 30, 2019 and December 31, 2018, the Company had deferred travel cost of $210,664 and $220,200, respectively.

6. INVENTORY

Inventory consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Finished goods – health supplements	$6,268	$13,396

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Office furniture	$46,051	$228,996
Building	-	1,510,312
Vehicles	213,803	212,972
Electronic equipment	14,113	14,058
Total	273,967	1,966,338
Less: Accumulated depreciation	(200,261)	(501,923)
Net	$73,706	$1,464,415

Depreciation for the six months ended June 30, 2019 and 2018 was $53,626 and $86,000, respectively. Depreciation for the three months ended June 30, 2019 and 2018 was $13,265 and $42,952, respectively.

The Company sold property rights to a portion of a building for RMB 9,000,000 ($1,340,862) and incurred a loss of $33,166 in the first quarter of 2019 and leased it back for two years beginning March 31, 2019. (See Note 10)

8. TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2019 and December 31, 2018 (audited):

	June 30, 2019	December 31, 2018
Income	$35,655	$35,517
Value-added	1091,223	1,101,372
City construction	47,660	48,541
Education	34,000	34,683
Other	9,848	2,373
Taxes payable	$1,218,387	$1,222,486

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2019 and December 31, 2018 (audited):

	Jun 30, 2019	December 31, 2018
Accrued liability – travel cost (see Note 4)	$6,180	6,156
Salary payable	193,283	162,030
Other payables	577,067	527,189
Total	$776,530	$695,375

Other payables mainly consisted of payables for employees’ social insurance and disabled employment security fund of $337,585 and commission payable of $104,273 at June 30, 2019; and payables of employees’ social insurance and disabled employment security fund of $296,173 and commission payable of $103,978 at December 31, 2018, respectively.

10. LEASE

On September 12, 2018, the Company entered into a contract to sell its rights to a portion of a building (see Note 7), at which time the Buyer paid RMB 100,000 ($14,898) to a shareholder of the Company as a down payment. The contract stipulated the remaining RMB 8,900,000 ($1,325,964) should be paid by the Buyer on or before September 30, 2018 and before the Company would be required to go to the relevant authority to effectuate the transfer of its property rights. The Buyer failed to make the payment on or prior to September 30, 2018, a default under the contract which gave the Company the right to terminate the contract. In October 2018, the Buyer delivered to the shareholder an additional RMB 7 million ($1.0 million). On March 25, 2019, the parties entered in to a supplemental agreement which provided that the Company would transfer the property rights to Buyer if it agreed the Company would get the benefit of the RMB 7,000,000 ($1,042,893) and otherwise pay the remaining balance of RMB 1,200,000 ($178,782) on or prior to March 31, 2019. The RMB1,200,000 ($178,782) was paid directly to the shareholder on a timely basis and the Company was given the benefit of the RMB 8,900,000 ($1,325,964) delivered to the Shareholder.

As a result, $207,049 (RMB 1,389,731) was recorded as right of use assets and lease liability on March 31, 2019 when the lease commenced based on a 4.75% discount factor. The net right of use asset was $176,029 as of June 30, 2019, net of accumulated amortization of $26,669.

Maturities of lease liabilities were as follows:

For the 12 months ending June 30,:
2020	$105,422
2021	79,067
Total lease payments	184,489
Less imputed interest	(8,460)
Total	176,029
Less Current Portion	(98,803)
Long Term Portion	$77,226

The cost and accumulated depreciation of the building was $1,739,228 and $364,834, respectively. The Company recorded a loss on sale of $33,136 during the quarter ended March 31, 2019. $1,340,862 of the sale proceeds were collected by the principal shareholder which was offset against amounts due to the shareholder.

11. RELATED PARTY TRANSACTIONS

Advance from a Shareholder

At June 30, 2019 and December 31, 2018 (audited), the Company had advance to a major shareholder of $118,218 and $-0-, respectively. As of June 30, 2019 and December 31, 2018, the Company had an advance from the same major shareholder of $-0- and $1,166,198, respectively. The advance from the shareholder was payable on demand, and bore no interest and was satisfied though the sale of the building described in Note 10 with the excess of the amount paid to the shareholder by the Buyer recognized as an advance to shareholder.

Office lease from a Major Shareholder

In May 2014, the Company entered an office lease with its major shareholder; the lease term was three years until May 2017 with an option to renew. The monthly rent was RMB 5,000 ($721), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease in May 2017 for another three years until May 28, 2020 with monthly rents of RMB 5,000 ($721), payable quarterly. The future annual minimum lease payment at June 30, 2019 is $7,931 for the year ending June 30, 2020.

12. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, the PRC. The Company generated substantially all of its sales from its operations in the PRC for the six months ended June 30, 2019 and 2018, and recorded income tax provision for the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the six months ended June 30, 2019 and 2018, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

13. SHAREHOLDERS’ DEFICIT

The Company is authorized to issue 20,000,000 shares of blank check preferred stock at $0.001 par value and 950,000,000 shares of common stock at $.00001 par value per share. At June 30, 2019 and December 31, 2018, the Company had 287,838,699 shares issued and outstanding

14. STATUTORY RESERVES

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund. The Company did not make any contribution to this fund during the six months ended June 30, 2019 and 2018.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

15. OPERATING CONTINGENCIES

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

16. SUBSEQUENT EVENT

On August 7, 2019, AiXin Life International, Inc. (the “Company”) completed the sale of 10,000,000 shares of its common stock for gross proceeds of $1,000,000 in a private offering exempt from the registration requirements of the Securities Act pursuant to Regulation S. The sales were effected in off-shore transactions and none of the purchasers were U.S. Persons (as defined in Rule 902(k) of Regulation S). The Company did not pay any commissions in connection with the sale of the shares. The certificates representing the shares were imprinted with a legend restricting transfers and prohibiting hedging transactions in accordance with Regulation S.

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

Overview

We, through our indirectly wholly owned subsidiary AiXin Zhonghong, market and sell consumer products in China by offering premium-quality nutritional products. We sell the products through our sales offices, exhibition events we organize and sponsor, and person-to-person marketing. Our revenue is primarily generated from the sales of our cell food, goat milk powder, clear lung Kangbao, light tea, bear gall powders, and other nutritional supplements. Our business mainly focuses on proactively approaching our customers such as by hosting events for clients, which we believe is ideally suited to marketing our products because sales of nutritional products are strengthened by ongoing personal contact and support, coaching and education among the Company and our clients towards how to achieve a healthy and active lifestyle.

We do not independently test products to determine efficacy. Rather we rely upon information we uncover through inquiries in the community and a review of scientific and other literature. Once we determine to offer a product and believe it will be purchased by our clients, we will purchase a bulk quantity, enabling us to acquire products at prices below those available to smaller distributors.

In addition to our ongoing operations, we seek to acquire an interest in additional businesses through opportunities found by our management or presented by persons or firms which desire to take advantage of the perceived advantages of an Exchange Act registered corporation. We do not restrict our search to any specific business, industry, or geographical location and may participate in a business venture of virtually any kind or nature. We are not currently engaged in negotiations regarding the acquisition of any business.

The chart below presents our current corporate structure:

AiXin Life International, Inc. (a Colorado corporation)
(formerly known as Mercari Communications Group, Ltd.)

100%

AiXin (BVI) International Group Co., Ltd (BVI)

100%

HK AiXin International Group Co., Limited (HK) (“AiXin HK”)

100%

Chengdu Aixin Zhonghong Biological Technology Co., Ltd (PRC) (“AiXin Zhonghong”)

Our executive offices are located at Hongxing International Business Building 2, 14thFL, No. 69 Qingyun South Ave., Jinjiang District, Chengdu City, Sichuan Province, China, and our telephone number is +86-28-8669-1072.

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended June 30,
	2019		2018
	$	% of Revenue	$	% of Revenue
Revenue	$10,787	100%	$40,613	100%
Cost of revenue	4,234	39%	24,216	60%
Gross profit	6,553	61%	16,397	40%
Operating expenses	369,998	3430%	375,573	925%
Loss from operations	(363,445)	(3369)%	(359,176)	(885)%
Non-operating income (expenses), net	(806)	(8)%	(344)	(0.8)%
Income tax expense	-	-%	-	-%
Net loss	$(364,251)	(3377)%	$(359,520)	(886)%

	Six Months Ended June 30,
	2019		2018
	$	% of Revenue	$	% of Revenue
Revenue	$101,266	100%	$145,161	100%
Cost of revenue	21,430	21%	64,574	44%
Gross profit	79,836	79%	80,587	56%
Operating expenses	721,356	712%	857,306	591%
Loss from operations	(641,520)	(633)%	(776,719)	(535)%
Non-operating income (expenses), net	(34,081)	(34)%	(750)	(1)%
Income tax expense	-	-%	-	-%
Net loss	$(675,601)	(667)%	$(777,469)	(536)%

Revenue

Revenue for the quarter ended June 30, 2019, was $10,787, while revenue for 2018 period was $40,613, a decrease of $29,826 or 73%. Revenue for the six months ended June 30, 2019, was $101,266, while revenue for the 2018 period was $145,161, a decrease of $43,895 or 30%. The decrease in sales was primarily because the market for health supplements declined as a result of the government’s exposure of fraudulent practices in the industry, reducing the demand for nutritional supplements. In addition, during this period of reduced demand, a substantial focus of our company was on adjusting our product structure, sales model, customer structure and infrastructure in order to build a solid foundation for future business development.

Cost of Revenue

Cost of revenue (“COR”) was $4,234 and $21,430 in the quarter and six months ended June 30, 2019, compared to $24,216 and $64,574 in the comparable 2018 periods, a decrease of $19,982 or 83% and $43,144 or 67%, respectively. The decrease in our COR is attributable to the decrease in our revenue. The COR as a percentage of sales was 39% and 21% in the quarter and six months ended June 30, 2019, compared to 60% and 44% for the comparable 2018 periods. The COR as a percentage of sales decreased because the Company has stopped selling certain higher cost products.

Gross Profit

Gross profit was $6,553 and $79,836 in the quarter and six months ended June 30, 2019, compared to $16,397 and $80,587 in the comparable 2018 periods, a decrease of $9,844 or 60% and $751 or 1%, respectively. The decrease in our gross profit was mainly due to the decrease of revenue. Gross margin was 61% and 79% in the quarter and six months ended June 30, 2019, compared to 40% and 56% for the comparable 2018 periods as a result of the decrease in the COR as a percentage of sales.

Operating Expenses

Operating expenses were $369,998 and $721,356 for the quarter and six months ended June 30, 2019, compared to $375,573 and $857,306 for the comparable 2018 periods, a decrease of $5,575 or 2% and $135,950 or 13%. The decrease in operating expenses in the first half of 2019 was mainly due to a $18,686 decrease in selling expense and a $124,380 decrease in general and administrative expenses as a result of a decrease in public company related expenses

Net Loss

Our net loss for the quarter and six months ended June 30, 2019, was $364,251 and $675,601compared to $359,520 and $777,469 for the comparable 2018 periods, an increase in net loss of $4,731 or 1% for the quarter and a decrease in net loss of $101,868 or 13% for the half. The increase in net loss in the quarter was mainly due to the lower gross profit, partially offset by lower operating expenses. The decrease in net loss in the first half of 2019 was mainly due to lower operating expenses, partially offset by the loss from disposal of fixed assets.

Liquidity and Capital Resources

Currently, we depend upon advances from our major shareholder to continue our operations. As of June 30, 2019, cash and equivalents were $3,465, compared to $11,264 as of December 31, 2018. At June 30, 2019, we had a working capital deficit of $(2,801,550) compared to the $(4,655,299) deficit at December 31, 2018. The decrease in the working capital deficit was mainly due to the building sale in the first quarter of 2019, partly offset by continued losses.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2019 and 2018, respectively.

	June 30, 2019	June 30, 2018
Net cash used in operating activities	$(1,259,903)	$(450,830)
Net cash used in investing activities	$-	$(1,405)
Net cash provided by financing activities	$1,245,381	$414,340

Net cash used in operating activities

For the six months ended June 30, 2019, net cash used in operating activities was $1,259,903. This was primarily due to a net loss of $675,601, adjusted by non-cash related expenses including depreciation of $80,295, provision for bad debt of $14,967, impairment of inventory of $1,063 and loss from sale of a building of $33,166, then decreased by unfavorable changes in working capital of $713,794. The unfavorable changes in working capital mainly resulted from an increase in advances to suppliers of $687,533, a decrease in unearned revenue of $89,354, and an increase in accounts receivable of $26,833, partly offset by an increase in accrued liabilities and other payables of $79,418.

For the six months ended June 30, 2018, net cash used in operating activities was $450,830. This was primarily due to a net loss of $777,469, adjusted by non-cash related expenses including depreciation of $86,000, provision for bad debt of $8,914 and recovery of inventory of $15,356, then increased by favorable changes in working capital of $247,081. The favorable changes in working capital mainly resulted from an increase in accrued liabilities and other payables of $196,650, an increase in accounts payable of $17,097, a decrease in inventory of $48,403, a decrease in deferred commission of $18,092, and a decrease in deferred travel cost of $15,867, partly offset by a decrease in unearned revenue of $67,256.

Net cash used in investing activities

For the six months ended June 30, 2018, net cash used in investing activities was $1,405 for purchase of property and equipment.

Net cash provided by financing activities

For the six months ended June 30, 2019, net cash provided by financing activities was $1,245,381 which was mainly due to shareholder capital contributions of $1,249,125, partly offset by lease liability payment of $8,890.

For the six months ended June 30, 2018, net cash provided by financing activities was $414,340 which was due to shareholder capital contributions of $142,912 and an advance from shareholder of $271,428.

Recent Private Placement

To supplement our cash on August 7, 2019, we completed the sale of 10,000,000 shares of our common stock for gross proceeds of $1,000,000 in a private offering exempt from the registration requirements of the Securities Act pursuant to Regulation S. The sales were effected in off-shore transactions and none of the purchasers were U.S. Persons (as defined in Rule 902(k) of Regulation S). We did not pay any commissions in connection with the sale of the shares.

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

Going Concern

We incurred net losses of $675,601 and $777,469 for the six months ended June 30, 2019 and 2018, respectively. We also had a stockholders’ deficit of $2.6 million as of June 30, 2019. These conditions raise a substantial doubt about our ability to continue as a going concern. We plan to increase our income by improving communications with suppliers to ensure a sufficient supply of quality products, building a competitive and efficient sales force, providing an attractive sales incentive program, increasing marketing and promotional activities, and minimizing operating costs. Subsequent to the close of the second quarter, we sold 10,000,000 shares of our common stock for gross proceeds of $1,000,000 in a private offering. We did not pay any commissions in connection with the sale of the shares. If necessary, we will seek to raise additional capital through sales of our equity securities to solve our working capital needs. As of June 30, 2019, we had received RMB 15.6 million (approximately $2.2 million) from Quanzhong Lin, our majority shareholder. Our financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the six months ended June 30, 2019 and 2018, bad debt expense was $14,967 and $8,914, respectively. As of June 30, 2019 and December 31, 2018, the bad debt allowance was $93,049 and $32,667, respectively.

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

Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 17% of the gross sales price prior to May 1, 2018, 16% since May 1, 2018 and 13% since April 1, 2019. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the first half of 2019 and 2018 consisted of net loss and foreign currency translation adjustments.

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

At June 30, 2019, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at June 30, 2019, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.” These deficiencies resulted in the failure to include in the financial statements for the first quarter of 2019 the sale of property rights to a portion of a building and the lease liability arising from the lease back of the building, the satisfaction of an advance due to a shareholder and the making of an advance to a related party.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2019, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

