Form 10-Q
period 2019-09-30
AiXin Life International, Inc.
filed 2019-12-27
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of December 5, 2019, there were outstanding 340,198,699 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

SEPTEMBER 30, 2019

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$360,347	$11,264
Accounts receivables, net	94,770	36,209
Other receivables and prepaid expenses	26,554	34,785
Advances to suppliers	411,683	1,591
Deferred commission	-	338,509
Deferred travel cost	-	220,200
Inventory	20,784	13,396
Advances to related parties	4,329,339	-

Total current assets	5,243,477	655,954

NONCURRENT ASSETS
Property and equipment, net	114,188	1,464,415
Right of use asset	145,799	-

Total non-current assets	259,987	1,464,415

TOTAL ASSETS	$5,503,464	$2,120,369

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

COMMITMENTS AND CONTINGENCIES (NOTE 16)

CURRENT LIABILITIES
Accounts payable	$35,709	$39,927
Unearned revenue	356,248	2,187,267
Taxes payable	1,381,175	1,222,486
Accrued liabilities and other payables	504,239	695,375
Lease liability - current	96,048	-
Advance from shareholder	-	1,166,198

Total current liabilities	2,373,419	5,311,253

LONG-TERM LIABILITIES:
Lease liability - non current	49,752	-

TOTAL LIABILITIES	2,423,171	5,311,253

STOCKHOLDERS’ (DEFICIT)
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 950,000,000 shares authorized; 297,848,699 and 287,848,699 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	2,978	2,879
Paid in capital	6,644,405	4,395,379
Stock subscription received in advance	4,000,000	-
Statutory reserve	11,721	11,721
Accumulated deficit	(7,654,806)	(7,736,440)
Accumulated other comprehensive income	75,995	135,577

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,080,293	(3,190,884)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,503,464	$2,120,369

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue, net	$1,960,835	$51,563	$2,062,101	$196,724
Cost of revenue	234,653	19,638	256,083	84,212

Gross profit	1,726,182	31,925	1,806,018	112,512

Operating expenses
Selling	676,761	100,137	913,131	355,193
General and administrative	226,076	290,700	695,032	884,036
Provision for bad debts	67,644	6,687	82,611	15,601
Asset impairment loss	(1,063)	-	-	-

Total operating expenses	969,418	397,524	1,690,774	1,254,830

Income (loss) from operations	756,764	(365,599)	115,244	(1,142,318)

Non-operating income (expenses)
Financial expense	842	(202)	(13)	(672)
Loss from disposal of fixed assets	-	-	(32,945)	-
Other income	-	(2)	293	121
Other expense	(371)	(610)	(945)	(1,013)

Total non-operating income (expenses), net	471	(814)	(33,610)	(1,564)

Income (loss) before income tax	757,235	(366,413)	81,634	(1,143,882)

Income tax expense	-	-	-	-

Net income (loss)	757,235	(366,413)	81,634	(1,143,882)

Other comprehensive items
Foreign currency translation gain (loss)	(47,901)	123,152	(59,582)	199,763

Comprehensive income(loss)	$709,334	$(243,261)	$22,052	$(944,119)

Loss per share - Basic and diluted	$0.003	$(0.001)	$0.000	$(0.004)

Weighted average shares outstanding	290,674,786	317,988,089	288,801,080	317,988,089

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Paid in	Stock Subscription received in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	advance	reserves	deficit	income (loss)	Total
Balance at December 31, 2017	317,988,089	$3,180	$3,371,857	$-	$11,721	$(6,386,718)	$(70,154)	$(3,070,114)
Cancellation of stock issued for services	(30,149,390)	(301)	301	-	-	-	-	-
Capital contribution by principal shareholder	-	-	142,912	-	-	-	-	142,912
Net loss	-	-	-	-	-	(777,469)	-	(777,469)
Foreign currency translation loss	-	-	-	-	-	-	76,611	76,611
Balance at June 30, 2018	287,838,699	$2,879	$3,515,070	$-	$11,721	$(7,164,187)	$6,457	$(3,628,060)
Capital contribution by principal shareholder	-	-	328,266	-	-	-	-	328,266
Net loss	-	-	-	-	-	(366,413)	-	(366,413)
Foreign currency translation loss	-	-	-	-	-	-	123,152	123,152
Balance at September 30, 2018	287,838,699	$2,879	$3,843,336	$-	$11,721	$(7,530,600)	$129,609	$(3,543,055)

Balance at December 31, 2018	287,848,699	$2,879	$4,395,379	$-	$11,721	$(7,736,440)	$135,577	$(3,190,884)
Capital contribution by principal shareholder	-	-	1,249,125	-	-	-	-	1,249,125
Net loss	-	-	-	-	-	(675,601)	-	(675,601)
Foreign currency translation loss	-	-	-	-	-	-	(11,681)	(11,681)
Balance at June 30, 2019	287,848,699	2,879	5,644,504	-	11,721	(8,412,041)	123,896	(2,629,041)
Issuance of shares	10,000,000	99	999,901	-	-	-	-	1,000,000
Stock subscription received in advance	-	-	-	4,000,000	-	-	-	4,000,000
Net income	-	-	-	-	-	757,235	-	757,235
Foreign currency translation gain	-	-	-	-	-	-	(47,901)	(47,901)
Balance at September 30, 2019	297,848,699	$2,978	$6,644,405	$4,000,000	$11,721	$(7,654,806)	$75,995	$3,080,293

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$81,634	$(1,143,882)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	117,314	126,231
Provision for bad debts	82,611	15,601
Impairment (recovery) of inventory	-	(15,017)
Loss from disposal of building	32,945	-
Deferred commission	341,579	22,434
Deferred travel cost	222,197	19,185
Changes in net assets and liabilities:
Accounts receivable	(145,227)	(10,223)
Other receivables and prepaid expenses	7,318	(294)
Advances to suppliers	(429,124)	(14,686)
Inventory	(8,227)	44,140
Accounts payable	(2,928)	1,362
Unearned revenue	(1,834,376)	(120,666)
Taxes payable	211,500	21,692
Accrued liabilities and other payables	(174,526)	214,573

Net cash used in operating activities	(1,497,310)	(839,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(58,551)	(1,374)
Advances to related parties for acquisition	(4,126,931)	-

Net cash used in investing activities	(4,185,482)	(1,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Lease liability	(33,220)	-
Capital contribution	2,249,125	488,478
Stock subscription received in advance	4,000,000	-
Change in advance from shareholder	(288,974)	339,096

Net cash provided by financing activities	5,926,931	827,574

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	104,944	(1,164)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	349,083	(14,514)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	11,264	37,630

CASH & EQUIVALENTS, END OF PERIOD	$360,347	$23,116

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Proceeds from sale of building offset against shareholder loans	$1,317,400	$-
Right of use asset and related liability	$203,426	$-
Lease liability paid by shareholder	$17,661	$-

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On December 12, 2017, the Company issued 227,352,604 shares of common stock to Mr. Lin, the sole stockholder of AiXin (BVI) International Group Co., Ltd. a British Virgin Islands corporation (“AiXin BVI”), for his shares of AiXin BVI, pursuant to a Share Exchange Agreement. Mr. Lin now owns 256,874,014 shares of the Company’s common stock, 86.2% of our outstanding shares.

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

The Company, through its indirectly owned AiXinZhonghong subsidiary, mainly develops and distributes consumer products by offering a line of nutritional products. The Company sells the products through exhibition events, conferences, and person-to-person marketing. During 2018, the Company’s revenue was primarily generated from sales of products, which include cell food, goat milk power, clear lung Kangbao, light tea, bear gall powders, and other nutritional supplements. During 2019, the Company’s revenue was primarily generated from sales of Huo’s oral solution, concentrated drinks, goat milk power, and food washing serum. The Company’s business mainly focuses on a proactive approach to its customers such as hosting events for clients, which it believes is ideally suited to marketing its products because sales of nutrition products are strengthened by ongoing personal contact and support, coaching and education of its clients, as to the benefits of a healthy and active lifestyle.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on previously reported consolidated net income (loss) or accumulated deficit.

Going Concern

The Company incurred net income of $81,634 and a net loss of $1,143,882 for the nine months ended September 30, 2019 and 2018, respectively, and had an accumulated deficit of $7,654,806 and $7,736,440 as of September 30, 2019 and December 31, 2018, respectively. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by improving communications with suppliers to ensure sufficient and quality product supply, building a competitive and efficient sales force, providing an attractive sales incentive program, increasing marketing and promotion activities, and minimizing operating costs. In the third quarter, the Company sold 10,000,000 shares of its common stock for gross proceeds of $1,000,000 in a private offering. Subsequent to the close of third quarter, the Company sold 40,000,000 shares of its common stock for gross proceeds of $4,000,000 in a private offering. The Company did not pay any commissions in connection with the sale of the shares. If necessary, the Company will seek to raise additional capital through sales of its equity securities to solve its working capital needs. As of September 30, 2019, the Company received RMB 15.6 million (approximately $2.2 million) from Quanzhong Lin. The CFS do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the nine months ended September 30, 2019 and 2018, bad debt expense was $82,611 and $15,601, respectively. As of September 30, 2019 and December 31, 2018, the bad debt allowance was $154,141 and $77,955, respectively.

Inventory

Inventory mainly consists of health supplement products. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded no inventory impairment for the nine months ended September 30, 2019and 2018, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2019 and December 31, 2018, there were no significant impairments of its long-lived assets.

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

At September 30, 2019 and December 31, 2018, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from the delivery of health supplements and the performance of related advertising services, and the Company has no significant post-delivery obligations, this did not result in a material recognition of revenue on our accompanying CFS for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from sale of goods under Topic 606 in a manner that reasonably reflects the delivery of its goods to customers in return for expected consideration and includes the following elements:

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

During the three months ended September 30, 2019, the Company also generated revenue from advertising service. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, the Company provides advertising and marketing service through exhibition events, conferences, and person-to-person marketing. The Company performs a credit assessment of the customer to assess the collectability of the contract price prior to entering into contracts. The advertisement contracts designate the Company to perform advertising service through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events held. As such, the Company evaluates that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly.

Cost of Revenue

Cost of revenue consists primarily of cost of inventory purchase. Reserve for inventory allowance due to lower of cost or market is also recorded in cost of revenue.

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

As of September 30, 2019 and December 31, 2018, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the first nine months of 2019 and 2018 consisted of net loss and foreign currency translation adjustments.

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

As of September 30, 2019 and 2018 and for the periods then ended, the Company did not have any potentially dilutive instruments.

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

3. ADVANCES TO SUPPLIERS

Advances to suppliers include a prepayment of $411,683 to one supplier for products expected to be delivered subsequent to September 30, 2019.

4. DEFERRED COMMISSION

The Company pays commissions to its salesmen based on cash collected from the sales. The Company calculated and paid commissions based on certain proportion of monthly cash receipts from sales; however, the customers sometimes delay taking delivery of the products after payment is made to the Company, which is recorded as unearned revenue. Accordingly, the Company only recognizes commission expenses as the related revenue is recognized. Commission expenses are recorded as selling expenses. During the nine months ended September 30, 2019, the Company returned advances received from its customers (see Note 11). As such, the related deferred commission was expensed in full amount as no future related revenue would be recognized. As of September 30, 2019 and December 31, 2018, the Company had deferred commission of $0 and $338,509 respectively.

5. DEFERRED TRAVEL COST

As part of the Company’s sales incentive program, the Company occasionally provided free travel to its customers whose payments to purchase the Company’s products reached a certain amount. There are different travel incentives offered to its customers based on the amount received from each customer. The Company recorded the to-be-provided free travel cost when cash is collected from customers as deferred travel cost with corresponding account of accrued travel cost, and recorded as net of sales once the prepayment from customers was recognized as revenue. During the nine months ended September 30, 2019, the Company returned advances received from its customers (see Note 11). As such, the related deferred travel cost was expensed in full amount as no future related revenue would be recognized. As of September 30, 2019 and December 31, 2018, the Company had deferred travel cost of $0 and $220,200, respectively.

6. INVENTORY

Inventory consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Finished goods – health supplements	$20,784	$13,396

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2019 and December 31, 2018 (audited):

	September 30, 2019	December 31, 2018
Office furniture	$43,643	$228,996
Building	-	1,510,312
Vehicle	261,363	212,972
Electronic equipment	14,157	14,058
Total	319,163	1,966,338
Less: Accumulated depreciation	(204,975)	(501,923)
Property and equipment, net	$114,188	$1,464,415

Depreciation for the nine months ended September 30, 2019 and 2018 was $66,433 and $126,231, respectively. Depreciation for the three months ended September 30, 2019 and 2018 was $12,807 and $40,231, respectively.

The Company sold property rights to a portion of a building for RMB 9,000,000 ($1,340,862) and incurred a loss of $32,945 in the first quarter of 2019 and leased it back for two years beginning March 31, 2019. (See Note 10)

8. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Income	$30,564	$35,517
Value-added	1,196,730	1,101,372
City construction	83,802	48,541
Education	59,905	34,683
Other	10,174	2,373
Taxes payable	$1,381,175	$1,222,486

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Accrued liability – travel cost (see Note 4)	$-	$6,156
Salary payable	81,087	162,030
Other payables	423,152	527,189
Total	$504,239	$695,375

Other payables mainly consisted of payables for employees’ social insurance and disabled employment security fund of $275,753, and payable of consulting fees of $58,162 at September 30, 2019; and payables of employees’ social insurance and disabled employment security fund of $296,173 and commission payable of $103,978 at December 31, 2018.

10. LEASE

On September 12, 2018, the Company entered into a contract to sell its rights to a portion of a building (see Note 7), at which time the Buyer paid RMB 100,000 ($14,898) to a shareholder of the Company as a down payment. The contract stipulated the remaining RMB 8,900,000 ($1,325,964) should be paid by the Buyer on or before September 30, 2018 and before the Company would be required to go to the relevant authority to effectuate the transfer of its property rights. The Buyer failed to make the payment on or prior to September 30, 2018, a default under the contract which gave the Company the right to terminate the contract. In October 2018, the Buyer delivered to the shareholder an additional RMB 7 million ($1.0 million). On March 25, 2019, the parties entered into a supplemental agreement which provided that the Company would transfer the property rights to Buyer if it agreed the Company would get the benefit of the RMB 7,000,000 ($1,042,893) and otherwise pay the remaining balance of RMB 1,200,000 ($178,782) on or prior to March 31, 2019. The RMB1,200,000 ($178,782) was paid directly to the shareholder on a timely basis and the Company was given the benefit of the RMB 8,900,000 ($1,325,964) delivered to the Shareholder.

As a result, $207,049 (RMB 1,389,731) was recorded as right of use assets and lease liability on March 31, 2019 when the lease commenced based on a 4.75% discount factor. The net right of use asset was $143,791 as of September 30, 2019, net of accumulated amortization of $52,982.

Maturities of lease liabilities were as follows:

For the 12 months ending September 30,:
2020	$101,279
2021	50,640
Total lease payments	151,919
Less imputed interest	(6,119)
Total	145,800
Less current portion	(96,048)
Lease liability – noncurrent portion	$49,752

The cost and accumulated depreciation of the building was $1,739,228 and $364,834, respectively. The Company recorded a loss on sale of $32,945 during the quarter ended March 31, 2019. $1,340,862 of the proceeds from the sale was collected by the principal shareholder which was offset against amounts due to the shareholder.

11. UNEARNED REVENUE

As of September 30, 2019 and December 31, 2018, the Company had unearned revenue of $356,248 and $2,187,267, respectively. The reduction of unearned revenue during the nine months ended September 30, 2019 was due to return of advances previously received from customers.

12. RELATED PARTY TRANSACTIONS

Advances to Related Parties for acquisition

As of September 30, 2019, the Company had advances to multiple related parties in the aggregate amount of $3,951,215, including balances of $680,873 to Aixin Pharmacy Co., Ltd, Xinjin Branch, $833,398 to Aixin Liucheng Pharmacy Co., Ltd, $639,163 to Aixin Pharmacy Co., Ltd. Jianyang Store, $69,953 to Aixin Shangyan Hotel Management Co., Ltd., and $1,727,829 to Aixin Pharmacy Co., Ltd. All of those related parties are entities controlled by Mr. Quanzhong Lin. These advances were prepayments for future acquisitions of these related parties.

Advance to/from a Shareholder

At September 30, 2019 and December 31, 2018, the Company had advances to a major shareholder of $378,124 and $-0-, respectively. As of September 30, 2019 and December 31, 2018, the Company had an advance from the same major shareholder of $-0- and $1,166,198, respectively. The advance from the shareholder was payable on demand, and bore no interest and was satisfied though the sale of the building described in Note 10 with the excess of the amount paid to the shareholder by the Buyer recognized as an advance to shareholder.

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for office use; the lease term was three years until May 2017 with an option to renew. The monthly rent was RMB 5,000 ($721), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease in May 2017 for another three years until May 28, 2020 with monthly rents of RMB 5,000 ($721), payable quarterly. The future annual minimum lease payment at September 30, 2019 is $5,596 for the year ending September 30, 2020.

13. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the nine months ended September 30, 2019 and 2018, and recorded income tax provision for the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises). Taxable income for the nine months ended September 30, 2019 was offset by net operating loss carried forward. As such, no provision for income tax was recorded.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the nine months ended September 30, 2019 and 2018, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

14. SHAREHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 20,000,000 shares of blank check preferred stock at $0.001 par value and 950,000,000 shares of common stock at $.00001 par value per share. At September 30, 2019 and December 31, 2018, the Company had 297,848,699 and 287,848,699 shares issued and outstanding.

On August 7, 2019, the Company completed the sale of 10,000,000 shares of its common stock for gross proceeds of $1,000,000 in a private offering, pursuant to which, 10,000,000 shares were issued on September 5, 2019.

On October 9, 2019, the Company completed the sale of 40,000,000 shares of its common stock for gross proceeds of $4,000,000 in a private offering. As of September 30, 2019, the Company received $4,000,000 as a result of this private offering and recorded as stock subscription received in advance.

15. STATUTORY RESERVES

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund. The Company did not make any contribution to this fund during the nine months ended September 30, 2019 and 2018.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

16. OPERATING CONTINGENCIES

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

17. SUBSEQUENT EVENT

Management has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Overview

We, through our indirectly wholly owned subsidiary AiXinZhonghong, market and sell consumer products in China by offering premium-quality nutritional products. We sell the products through our sales offices, exhibition events we organize and sponsor, and person-to-person marketing. Our revenue is primarily generated from the sales of our cell food, goat milk powder, clear lung Kangbao, light tea, bear gall powders, and other nutritional supplements. Our business mainly focuses on proactively approaching our customers such as by hosting events for clients, which we believe is ideally suited to marketing our products because sales of nutritional products are strengthened by ongoing personal contact and support, coaching and education among the Company and our clients towards how to achieve a healthy and active lifestyle.

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

100%

Chengdu Aixin Zhonghong Biological Technology Co., Ltd (PRC) (“AiXinZhonghong”)

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

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended September 30,
	2019		2018
	$	% of Revenue	$	% of Revenue
Revenue, net	$1,960,835	100%	$51,563	100%
Cost of revenue	234,653	12%	19,638	38%
Gross profit	1,726,182	88%	31,925	62%
Operating expenses	969,418	49%	397,524	771%
Income (loss) from operations	756,764	39%	(365,599)	(709)%
Non-operating income (expenses), net	471	0%	(814)	(2)%
Income tax expense	-	-%	-	-%
Net income (loss)	$757,235	39%	$(366,413)	(711)%

	Nine Months Ended September 30,
	2019		2018
	$	% of Revenue	$	% of Revenue
Revenue, net	$2,062,101	100%	$196,724	100%
Cost of revenue	256,083	12%	84,212	43%
Gross profit	1,806,018	88%	112,512	57%
Operating expenses	1,690,774	82%	1,254,830	638%
Income (loss) from operations	115,244	6%	(1,142,318)	(581)%
Non-operating income (expenses), net	(33,610)	(2)%	(1,564)	(0)%
Income tax expense	-	-%	-	-%
Net income(loss)	$81,634	4%	$(1,143,882)	(581)%

Revenue

Revenue for the quarter ended September 30, 2019, was $1,960,835, while revenue for the same period last year was $51,563, an increase of $1,909,272 or 3703%. Revenue for the nine months ended September 30, 2019, was $2,062,101, while revenue for the 2018 period was $196,724, an increase of $1,865,377 or 948%. The increase in sales was primarily because the Company added new products to its product mix which generated most of its revenues, and because the Company provided advertising and marketing services during the three months ended September 30, 2019.

Cost of Revenue

Cost of revenue (“COR”) was $234,653 and $256,083 in the quarter and nine months ended September 30, 2019, compared to $19,638 and $84,212 in the comparable periods last year, an increase of $215,015 or 1095% and $171,871 or 204%, respectively. The increase in our COR is attributable to the increase in our revenue. The COR as a percentage of sales was 12% and 12% in the quarter and nine months ended September 30, 2019, compared to 38% and 43%for the comparable periods last year. The COR as a percentage of sales decreased because the Company has stopped selling certain higher cost products and added higher margin products to its product mix.

Gross Profit

Gross profit was $1,726,182 and $1,806,018 in the quarter and nine months ended September 30, 2019, compared to $31,925 and $112,512 in the comparable periods last year, an increase of $1,694,257 or 5307% and $1,693,506 or 1505%, respectively. The increase in our gross profit was mainly due to the increase in revenue. Gross margin was 88% and 88% in the quarter and nine months ended September 30, 2019,compared to 62% and 57% for the comparable periods last year as a result of the decrease in the COR as a percentage of sales.

Operating Expenses

Operating expenses were $969,418 and $1,690,774 for the quarter and nine months ended September 30, 2019, compared to $397,524 and $1,254,830 for the comparable periods last year, an increase of $571,894 or 144% and $435,944 or 35%. The increase in operating expenses in the third quarter and the first nine months of 2019 was mainly due to a $576,624 and $557,938 increase in selling expense, respectively, due to the write-off of deferred commission and deferred travel cost, partly offset by a $64,624 and $189,004 decrease in general and administrative expenses, respectively, as a result of a decrease in public company related expenses and depreciation.

Net Income (Loss)

Our net income for the quarter and nine months ended September 30,2019, was $757,235 and $81,634 compared to a net loss of $366,413 and $1,143,882 for the comparable periods last year, an increase in net income of $1,123,648 and $1,225,516, respectively. The increase in net income in the quarter and the first nine months of 2019 was mainly due to the higher gross profit, partially offset by higher operating expenses.

Liquidity and Capital Resources

Currently, we depend upon advances from our major shareholder and capital raised in private placements to continue our operations. As of September 30, 2019, cash and cash equivalents were $360,347, compared to $11,264 as of December 31, 2018. At September 30, 2019, we had a working capital of $2,870,058 compared to the deficit of$4,655,299 at December 31, 2018. The improvement in our working capital deficit was mainly due to a decrease in unearned revenue and an increase in advances to related parties.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2019 and 2018, respectively.

	September 30, 2019	September 30, 2018
Net cash used in operating activities	$(1,497,310)	$(839,550)
Net cash used in investing activities	$(4,185,482)	$(1,374)
Net cash provided by financing activities	$5,926,931	$827,574

Net cash used in operating activities

For the nine months ended September 30, 2019, net cash used in operating activities was $1,497,310. This was primarily due to our net income of $81,634, adjusted by non-cash related expenses including depreciation and amortization of $117,314, provision for bad debt of $82,611, loss from disposal of a building of $32,945, deferred commission of $341,579, and deferred travel cost of $222,197, then decreased by unfavorable changes in working capital of $1,811,813. The unfavorable changes in working capital mainly resulted from an increase in advances to suppliers of $429,124 and a decrease in unearned revenue of $1,834,376, partly offset by an increase in taxes payable of $211,500.

For the nine months ended September 30, 2018, net cash used in operating activities was $839,550. This was primarily due to a net loss of $1,143,882, adjusted by non-cash related expenses including depreciation of $126,231, provision for bad debt of $15,601 and recovery of inventory of $15,017, then increased by favorable changes in working capital of $177,517. The favorable changes in working capital mainly resulted from an increase in accrued liabilities and other payables of $214,573,a decrease in inventory of $44,140, a decrease in deferred commission of $22,434, and an increase in taxes payable of $21,692, partly offset by a decrease in unearned revenue of $120,666.

Net cash used in investing activities

For the nine months ended September 30, 2019, net cash used in investing activities was due to $58,551 for the purchase of property and equipment, and $4,126,931 for the advances to related parties for future acquisitions.

For the nine months ended September 30, 2018, net cash used in investing activities was $1,374 for the purchase of property and equipment.

Net cash provided by financing activities

For the nine months ended September 30, 2019, net cash provided by financing activities was $5,926,931 which was mainly due to capital contributions from private offerings of our common stock and from a major shareholder of $2,249,125 and stock subscription received in advance of $4,000,000, partly offset by an advance to shareholder of $288,974.

For the nine months ended September 30, 2018, net cash provided by financing activities was $827,574 which was due to capital contribution from a major shareholder of $488,478 and an advance from shareholder of $339,096.

Recent Private Placement

To supplement our cash, on August 7, 2019 and October 9, 2019, we completed the sale of 50,000,000 shares of our common stock for gross proceeds of $5,000,000 in private offerings exempt from the registration requirements of the Securities Act pursuant to Regulation S. The sales were effected in off-shore transactions and none of the purchasers were U.S. Persons (as defined in Rule 902(k) of Regulation S). We did not pay any commissions in connection with the sale of the shares.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on previously reported consolidated net income (loss) or accumulated deficit.

Going Concern

We incurred net income of $81,634 and a net loss of $1,143,882 for the nine months ended September 30, 2019 and 2018, respectively, and had accumulated deficit of $7,654,806 and $7,736,440 as of September 30, 2019 and December 31, 2018, respectively. These conditions raise a substantial doubt about our ability to continue as a going concern. We plan to increase our income by improving communications with suppliers to ensure a sufficient supply of quality products, building a competitive and efficient sales force, providing an attractive sales incentive program, increasing marketing and promotional activities, and minimizing operating costs. Subsequent to the close of third quarter, the Company sold 40,000,000 shares of its common stock for gross proceeds of $4,000,000 in a private offering. The Company did not pay any commissions in connection with the sale of the shares. If necessary, the Company will seek to raise additional capital through sales of its equity securities to solve its working capital needs. As of September 30, 2019, the Company received RMB 15.6 million (approximately $2.2 million) from Quanzhong Lin. The CFS do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the nine months ended September 30, 2019 and 2018, bad debt expense was $82,611 and $15,601, respectively. As of September 30, 2019 and December 31, 2018, the bad debt allowance was $154,141 and $77,955, respectively.

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

Revenue from sale of goods under Topic 606 in a manner that reasonably reflects the delivery of its goods to customers in return for expected consideration and includes the following elements:

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

During the three months ended September 30, 2019, the Company also generated revenue from advertising service. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, the Company provides advertising and marketing service through exhibition events, conferences, and person-to-person marketing. The Company performs a credit assessment of the customer to assess the collectability of the contract price prior to entering into contracts. The advertisement contracts designate the Company to perform advertising service through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events held. As such, the Company evaluates that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly.

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

At September 30, 2019, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at September 30, 2019, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2019, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

AIXIN LIFE INTERNATIONAL, INC.

Dated: December 27, 2019	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

