Form 10-K
period 2019-12-31
AiXin Life International, Inc.
filed 2020-05-14
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

86-313-6732526

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of The Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on Which Registered
Common Stock, $0.001 Par Value	AIXN	OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

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

As of June 28, 2019, the number of outstanding shares of the registrant’s common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 16,297,890 shares. However, since there was no trading market for the common stock as of that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

As of May 8, 2020, we had outstanding 340,198,699 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

AIXIN LIFE INTERNATIONAL, INC.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking statements include, among other things, statements relating to:

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

The “Company,” “we,” “us,” and “our” refer to (i) AiXin (BVI) International Group Co., Ltd. a British Virgin Islands corporation (“AiXin BVI”) organized for the sole purpose of acquiring all of the outstanding shares of HK AiXin International Group Co., Limited, a Hong Kong limited company (“AiXin HK”), formed for the sole purpose of acquiring all of the outstanding shares of Chengdu AiXinZhonghong Biological Technology Co., Ltd., a Chinese limited company (“AiXinZhonghong”), which markets and sells innovative, premium-quality nutritional products in China.

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

Overview

We, through our indirectly wholly owned subsidiary, AiXinZhonghong, market and sell innovative, premium-quality nutritional products in Chengdu, China. We also provide advertising and marketing services to certain of the manufacturers and distributors of the products we sell. The products we market and sell are manufactured by unaffiliated parties. The number of products we offer varies over time. At the beginning of each calendar year, we evaluate the sales performance and market demand of each product offered during the preceding year, and decide whether to continue to offer each product in the current year and whether to offer new products. We offer these products directly to our clients at events we organize and sponsor, at which, on occasion, representatives of the manufacturers promote the products and discuss the benefits derived from using them. We also rely on client recommendations to market and sell products and offer discounts to clients who purchase significant quantities of products for the purpose of marketing and selling the products to their friends, family members and others. We also offer clients who purchase significant quantities of products paid vacations, travel and other benefits. The products can be purchased at the events held by us, as well as any of the sales offices we maintain in Chengdu.

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

We do not independently test products to determine efficacy. Rather we rely upon information we uncover through inquiries in the community and a review of scientific and other literature. Once we determine to offer a product and believe it will be purchased by our clients, we will purchase a bulk quantity, enabling us to acquire products at prices we believe are below those available to smaller distributors.

We offer our clients personalized services, including educating them through seminars on the benefits of the products we distribute, maintaining sales offices at which our clients can engage in recreational and social activities where the products we offer are prominently displayed and can be picked up, conducting promotions with representatives of the manufacturers of the products, and encouraging customer loyalty with incentives such as rewards and discounts based upon the quantities of products purchased for individual use or sold to others. We believe our marketing strategy which emphasizes ongoing personal contact and support, coaching and educating our clients as to the benefits of the products we distribute is ideally suited for selling nutritional products and builds confidence in us and customer loyalty to us and the products we sell. We believe this is particularly the case in China where the middle class is growing in size yet, due to lax enforcement and limited laws and regulations, many manufacturers and distributors, particularly those of new and innovative products, are not trusted by consumers. Thus, although our focus is our clients, the manufacturers we work with get the benefit of the trust our clients have placed in us. Consequently, although certain of the products we distribute are produced by a variety of manufacturers, we require the manufacturer or distributor from which we purchase a product to provide us with exclusive distribution rights for an agreed upon time period within a prescribed territory or package the product so that while we are offering a product, it is distinct from products sold to our competitors.

In addition to the foregoing services, we also provide advertising and marketing services to manufacturers and distributors of products through exhibition events, conferences and our person-to-person marketing efforts.

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

Products We Offer

We offer a variety of nutritional products, which change over time. Our most popular products during 2019 were Wentang Rice, URALLIC which is a nutritional supplement imported from U.S.A, Food Washing Liquid,  cell food, goat milk power, clear lung Kangbao, light tea, bear gall powders and other nutritional supplements.

We source and purchase all our products through third party distributors and manufacturers which we carefully research before determining to distribute a product.

Marketing and Sales Strategy

We market and sell the products we offer directly to our clients on-line and off-line. On-line we make video to all our clients and social media groups three times a days. Off-line we primarily utilizing person-to-person marketing to promote and sell our products. These personal marketing efforts are supported by various mediums, including our marketing content, educational events, open facilities and social business solutions. We believe our marketing strategy is effective because:

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

We market the products we offer to two types of clients: individuals who buy our products primarily for personal or family consumption; and individuals who buy, use and distribute our products to new clients.

We offer our clients high-quality, innovative products that provide demonstrable benefits. We attempt to obtain detailed personal information about each of our clients so that we can direct each of them to products that best suit their needs and begin to distribute new products that will appeal to our clients. We track the purchases made by every individual who purchases products directly from us. Based upon their purchasing history, we believe a significant majority of our clients purchase the products we sell primarily for personal or family consumption and are not actively pursuing the opportunity we offer to generate income by marketing and reselling products.

Our strategy for increasing the number of clients interested in selling the products we offer to others and for developing new clients who demonstrate the ability to sell our products to others, is to provide them with compensation, in the form of quantity purchase discounts and other incentives, such as free meals, travel or vacations. We track the amount of products purchased and frequency of purchases by those clients who sell our products to others and reward them when we think it is appropriate

We offer our clients a customer satisfaction guarantee. Our sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As an alternative to returning a product, customers can exchange a product for another of the same value.

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

Competition

Products

The category of nutritional products is very competitive and there are various channels through which such products are marketed to consumers, including direct selling, through the internet, through specialty retailers and discount channels of food, drug and mass merchandisers. We seek to differentiate ourselves by being familiar with our clients and providing a personalized sales experience and focusing on after-sale services where sales employees focus on the consultative sales process through product education and the frequent contact and support that many sales employees have with the clients. From a competitive standpoint, there are many providers and sales outlets of nutritional products in China. We believe that none have effectively combined the product, personal coaching, education and the product access provided by our sales employees and, further, that these efforts are compounded by the peer pressure our clients generate through our organized group sales presentations.

Our Competitive Advantages / Strengths

Client Base

We have clients who primarily join for a discount on products they consume and introductions to new products they might desire, along with clients who also choose to profit by reselling our products. We currently have around 100,000 clients nation-wide in China, who purchase products for personal and family use, and each will be our distributor as well, who purchase products for their own use and for distribution to others.

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

Competitive Advantages

●	We study the attributes of new products which become available and after researching the benefits which they claim to offer we organize a group of professionals to experience and evaluate the products. Only after we determine that a product is safe, manufactured in conformance with appropriate standards, and has a basis for the claims made, do we recommend a product to our clients. This process ensures our clients get safe, quality products that suit their personal needs and upon which they can rely.

●	Our clients vary greatly in age, background, health and physical condition. We organize activities and events so that we might learn each client’s family background, physical condition and personal health needs, and categorize them into different groups for different products. For example: “cardiovascular and cerebrovascular group”, “bones and joints”, and “heart health.”

●	We also focus on after-sale services. Due to the large number of clients that are in the middle-to-older aged groups, we have the ability to have products delivered to our clients’ homes by sales personal who can explain the product and demonstrate its use. Our sales personnel are available on a 24 hour basis for questions from clients. Once a client purchases a product, our in-house health advisors will contact him or her to give appropriate professional advice and consultation both over the phone, of face-to-face if needed.

Our Strategies

●	On-site Publicity. We have rooms available at our sales offices throughout Chengdu at which our clients can gather to play cards, enjoy afternoon teas, and engage in other activities. The products we distribute are displayed at each of these sites along with appropriate literature and can be purchased by clients and visitors.

●	Marketing Events. We periodically host small and large-scale marketing events for up to approximately 1000 participants. These events are held at our premises or at restaurants and during travel. At each event products are demonstrated and our personnel explain the benefits of the products and, if available, representatives of the manufacturer or distributor are on hand to respond to questions or make a presentation. We use holidays, such as “National Day,” “New Year Day,” and “Mid-Autumn Day” as opportunities to host large-scale themed activities or events appropriate for the season.

●	One-on-one marketing. Salespeople will explain and market products to clients one-on-one at our facilities, during marketing events or at a client’s home or office, which gives a personal touch and more detailed explanation of products.

Seasonality

In general, there is no seasonality in the sale of nutrition products.

Regulation

General

The distribution of nutritional products is subject to many laws, governmental regulations, administrative determinations and guidance. Such laws, regulations and other constraints exist at the national, provincial and local levels, including regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of products; (2) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by manufacturers and distributors of the products we offer, for which we may be held responsible; and (3) taxes. As a distributor, we are subject to only a portion of these laws and regulations. We believe that we are fully compliant with those applicable to our activities.

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

Regulation of Nutritional Products.

Dietary supplements are subject to regulation by the China Food and Drug Administration. Mainland China has highly restrictive nutritional supplement product regulations. Products marketed as “health foods” are subject to extensive laboratory and clinical analysis by government authorities, and the product registration process in Mainland China generally takes one to two years but, may be substantially longer. We market both “health foods” and “general foods” in Mainland China. As a secondary distributor, we are not in a position to obtain any required license, though we may be held liable if we were to distribute a product which had not been properly tested and registered with the authorities. There is some risk associated with the common practice in Mainland China of marketing a product as a “general food” while seeking “health food” classification. If government officials feel the categorization of a product distributed by us is inconsistent with product claims, ingredients or function, this could end or limit our ability to market such products.

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

Employees

As of May 1, 2020, we had approximately 58 full-time employees, of which approximately 25 were in management and administration, 31 were sales and service personnel and 2 were in public relations and sales support.

Corporate History

We were incorporated under the laws of the State of Colorado on December 30, 1987.

In November 2009, Algodon Wines & Luxury Development Group, Inc. or “Algodon” acquired 43,822,401 shares of our common stock, or 96.5% of our then outstanding shares. On January 20, 2017, Algodon sold the 43,822,401 shares of our common stock to an unrelated third party for $260,000 and assigned to such party its right to the repayment of $150,087 of non-interest bearing advances to our company for working capital. On February 2, 2017, Mr. Quanzhong Lin, our President, purchased 29,521,410 shares of our common stock, approximately 65% of our outstanding shares of common stock, from the third party for $300,000. Mr. Lin is an accomplished Chinese entrepreneur who has founded pharmacies, retail outlets, companies which provide services in hotel management and global tourism, and AiXinZhonghong,

On December 12, 2017, we issued 227,352,604 shares of common stock to Mr. Lin, the sole stockholder of AiXin BVI, for his shares of AiXin BVI, pursuant to a share exchange agreement (the “Share Exchange Agreement”). Mr. Lin then owned 256,874,014 shares of our common stock, or 80.8% of our outstanding shares.

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

Risks Related to Our Business

Covid – 19 Pandemic

The financial statements contained in this Report as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2019. Since that date, economies throughout the world, including that of China, have been severely disrupted by the effects of the quarantines, stay at home orders, business closures and the reluctance of individuals to leave their homes as resulting from the outbreak of the virus. As a company which does business exclusively in Chengdu, a city in Western China, our business has been adversely impacted by the outbreak of Covid 19 and we cannot forecast with any certainty when the disruptions caused by Covid-19 will no longer effect our business and the results of our operations. In reading the risk factors set forth below, in each case, consider the additional uncertainties caused by the outbreak of Covid-19.

We require significant investment to expand or maintain the current level of our business.

We will require significant expenditures in the future to fund future growth. We intend to fund our growth out of internal sources of liquidity or through additional financing from external sources, including our principal stockholder. Given our recent results of operations, we cannot rely upon internally generated cash to significantly expand or even maintain our current level of operations. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including:

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

The market for nutritional products in China is rapidly evolving and is subject to rapidly changing customer preferences that are difficult to predict. Our success depends on our ability to anticipate and identify customer preferences and adapt our product selection to meet these preferences. In particular, we must optimize our product selection and inventory positions based on sales trends. We cannot provide assurance that our product selection will accurately reflect customer preferences at any given time. If we fail to accurately anticipate either the market for our products or customers’ purchasing habits or fail to respond to customers’ changing preferences promptly and effectively, we may not be able to adapt our product selection to customer preferences or make appropriate adjustments to our inventory positions, which could significantly reduce our revenue and have a material adverse effect on our business, financial condition and results of operations.

We market a relatively few nutritional products from a limited number of manufacturers.

We currently mainly offer a limited number of nutritional and health products from a limited number of manufacturers. Unless we are able to significantly increase the number of nutritional and other products we market and sell and the number of manufacturers who distribute their products through our distribution channel, we will be unable to increase our revenues and become profitable.

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

Mr. Quanzhong Lin, our President and Chief Executive Officer, is involved in a number of businesses and does not devote all of his working time to our operations. Our positive reputation is derived from Mr. Lin’s business success and standing in the community. If Mr. Lin does not devote sufficient attention to our business, our operations could suffer and our financial conditions and results of operations may be materially and adversely affected. If Mr. Lin’s other businesses should fail or if his reputation in the community should be impaired, our business could suffer and our financial conditions and results of operations may be materially and adversely affected.

Some of the other businesses operated by Mr. Lin or his affiliates may be deemed competitors of ours.

Mr. Quanzhong Lin is engaged in other businesses, such as the operation of retail pharmacies and internet marketing, which distribute products which may be deemed competitive with products we distribute. Should such businesses prove more successful than ours, Mr. Lin could choose to focus his attention on such business which could cause him to fail to devote sufficient attention to our business, our operations could suffer and our financial conditions and results of operations may be materially and adversely affected

Our principal shareholder is not familiar with American business practices.

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

It is unclear whether the Chinese economy will resume its high growth rate after the impact of Covid-19 dissipates. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China.

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

In addition, the PRC government, through its various government agencies and industry associations, is accumulating vast amounts of data into huge data bases intended to enable it to tighten control over its residents. As a result of a social credit system designed by the PRC government to reward or punish business enterprises, foreign and domestic, in the conduct of their activities within the PRC, the PRC government is capable of exerting enormous influence over those business enterprises, which could adversely affect their results of operations and financial condition.

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

While China’s economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy, and may slow down in the future. Some of the government measures may benefit the overall Chinese economy but, may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. Any stimulus measures designed to boost the Chinese economy may contribute to higher inflation, which could adversely affect our results of operations and financial condition. For example, certain operating costs and expenses, such as employee compensation and office operating expenses, may increase as a result of higher inflation.

As exemplified by the outbreak of Covid-19, natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may adversely impact our business, the welfare of our customers or the operations of third parties on which we depend and could impact consumer spending.

Our business and operating results are subject to, and can suffer from, the adverse effects of natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control. Such conditions can also impact the facilities and business operations of our suppliers, third-party service providers or customers which, in turn, could adversely affect our business operations. Moreover, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, in December 2019, an outbreak of a new strain of coronavirus, COVID-19, emerged in Wuhan, China. Within weeks, despite efforts to contain the virus in China that included widespread shutdowns of cities and businesses, the number of those infected grew significantly, and beyond China’s borders. The spread of the virus has adversely affected businesses, supply chains, business travel, commodity prices, consumer confidence and business sentiment throughout China and elsewhere. At this point, the full extent to which the coronavirus may impact our results remains uncertain.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease, and the Chinese economy may be negatively impacted.

At various times during recent years, the United States (“U.S.”) and China have had significant disagreements over political and economic issues. Most recently, a dispute has erupted over the outbreak of COVID-19 in Wuhan, China, and the initial disclosures made by the Chinese government with respect to the outbreak. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our common stock.

The outbreak of Covid-19 has caused many politicians in the United States to question its dependence upon China as a source of certain products. Were the United States to adopt a policy intended to establish sources for certain products in the United States or otherwise outside of China, it could negatively impact the Chinese economy and demand for our products.

The slowing economic growth in China may assert a negative impact on our operation and financial results.

After experiencing rapid growth for more than a decade, China’s economy has been hit by shrinking foreign and domestic demand, weak investment, factory overcapacity and oversupply in the property market, and has experienced a painful slowdown in the last two years, exacerbated by the outbreak of Covid-19. As the government tries to shift the growth engine away from manufacturing and debt-fueled investment toward the services sector and consumer spending, the outlook of the Chinese economy is uncertain.

It is not possible to anticipate whether China’s economic will resume its rapid growth rate or remain stagnant as a result of the Coronavirus pandemic or when the impact of the Coranavirus dissipates. If China’s economy fails to grow as previously expected, it may negatively affect our business operations and financial results.

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

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar, and the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. It is difficult to predict how long the current situation may last and when and how it may change again. There remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Significant revaluation of the Renminbi may have a material and adverse effect on your investment. For example, to the extent that we need to convert U.S. dollars we receive from securities offerings outside of China into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In August 2015, the PRC Government devalued its currency by approximately 3%, representing the largest yuan depreciation in 20 years. Concerns remain that China’s slowing economy, and in particular its exports, will need a stimulus that can only come from further cuts in the exchange rate.

Recently, as part of the trade war between the two countries, the United States imposed tariffs on a large number of products exported from China to the United States. Subsequently, the RMB depreciated relative to the U. S. dollar causing the United States to consider what further actions it could take to address the situation.

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

Quanzhong Lin, our President and Chief Executive Officer, owns substantially in excess of a majority of our outstanding shares. As a result, Mr. Lin has significant influence over our business, including decisions regarding acquisitions, mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions, including potential transactions in which he may have a conflict of interest. As a result of this concentration of ownership, you and our other stockholders, acting alone, may not have the ability to determine the outcome of matters requiring stockholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage, delay or thwart efforts by third parties to take-over or effect a change in control of our company which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company, and may limit the price that investors are willing to pay for our common stock.

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

If we become directly subject to the scrutiny, criticism and negative publicity involving U.S. publicly-traded Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Compliance with Section 404 requires that we strengthen, assess and test our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming and requires significant management attention. We cannot be certain that the measures we undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Markets, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

Under our Articles of Incorporation, our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect stockholder voting power and perpetuate the board’s control over our company.

Our Board of Directors by resolution may authorize the issuance of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance of such shares. The Board may determine the specific terms of the preferred stock, including: designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

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

Our Articles of Incorporation authorizes the issuance of 950 million shares of common stock. We currently have outstanding 340,198,699 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

Item 1B.	Unresolved Staff Comments

No disclosure is required pursuant to this item.

Item 2	Properties.

No disclosure is required pursuant to this item.

Item 3	Legal Proceedings.

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

Year ended December 31, 2018	Low	High
First Quarter	$0.17	$0.30
Second Quarter	0.17	0.23
Third Quarter	0.08	0.21
Fourth Quarter	0.11	1.00

Year ended December 31, 2019	Low	High
First Quarter	$0.01	$1.00
Second Quarter	0.08	10.00
Third Quarter	0.40	4.84
Fourth Quarter	0.65	3.50

Holders

As of May 8, 2020, we had approximately 716 record holders of our common stock.

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

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2019.

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

On January 10, 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”) pursuant to which the Company registered up to 5,000,000 shares of our common stock for issuance and delivery to employees, directors and consultants of the Company as additional incentives to attract and retain the best available personnel. As of May 8, 2020, 2,360,000 shares have been issued pursuant to the 2019 Plan.

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

Recent Sales of Unregistered Equity Securities

During 2018 and 2019, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 6	Selected Financial Data.

This item does not apply to smaller reporting companies.

Item 7	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The financial statements contained in this Report as well as the description of our financial results described below, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2019. Since that date, economies throughout the world, including that of China, have been severely disrupted by the effects of the quarantines, shelter in place orders, business closures and the reluctance of individuals to leave their homes resulting from the outbreak of the virus. As a company which does business exclusively in Chengdu, a city in Western China, our business has been adversely impacted by the outbreak of Covid-19 and we cannot forecast with any certainty when the disruptions caused by Covid-19 will no longer affect our business and the results of our operations. In reading the discussion set forth below, consider the disruption to our operations that have been caused by and will be caused by the outbreak of Covid-19.

Overview

We market and sell consumer products in China by offering premium-quality nutritional products. We sell the products through our sales offices, exhibition events we organize and sponsor, and person-to-person marketing. Our business mainly focuses on proactively approaching our customers such as by hosting events for clients, which we believe is ideally suited to marketing our products because sales of nutritional products are strengthened by ongoing personal contact and support, coaching and education among the Company and our clients towards how to achieve a healthy and active lifestyle.

We do not independently test products to determine efficacy. Rather we rely upon information we uncover through inquiries in the community and a review of scientific and other literature. Once we determine to offer a product and believe it will be purchased by our clients, we will purchase a bulk quantity, enabling us to acquire products at prices below those available to smaller distributors.

During 2017, the Chinese Government worked with the Industrial and Commercial Bureau, Food and Drug Administration, Quality and Technology Supervision Bureau and Policy Department to crackdown on false advertising, illegal marketing and the distribution of adulterated products. As a result of this initiative, companies in the industry generally had lower revenues and many distributors ceased doing business. This campaign resulted in a decrease in our sales for both 2017 and 2018. Our sales recovered somewhat in 2019, though we have yet to reach the revenue rate achieved in 2016. Although China has reopened most of its economy after a mandatory lockdown, in response to Covid-19, our sales have been negatively impacted by the measures taken in Chengdu to restrict the spread of the virus and we cannot predict with any certainty the volume of revenue we will generate in 2020.

During year 2019, we also provided advertising services to third-party customers. Most of the advertisement contracts required that we perform advertising services to clients through exhibition events, conferences, and person-to-person marketing during the term of the contract, without specifying the number of events. A smaller proportion of our advertising revenue was determined by the volume of promotional products sold.

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

In response to the current Covid-19 pandemic, the company has implemented the following strategies to cope with the situation.

1.	Import more products from U.S.A. and other countries to diversify the product line.
2.	Explore and strengthen the Company’s on-line sales capability.
3.	Seek more M&A business opportunities as some good companies are struggling through the Covid-19 pandemic.

Below is our corporate structure:

AiXin Life International, Inc. (a Colorado corporation)

100%

AiXin (BVI) International Group Co., Ltd (BVI)

100%

HK AiXin International Group Co., Limited (HK) (“AiXin HK”)

100%

Chengdu AixinZhonghong Biological Technology Co., Ltd (PRC) (“AiXinZhonghong”)

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Year Ended December 31,
	2019		2018
	$	% of Revenue	$	% of Revenue
Revenue	$3,418,208	100%	$414,281	100%
Cost of goods sold	388,920	11%	159,166	38%
Gross profit	3,029,288	89%	255,115	62%
Operating expenses	2,269,357	66%	1,596,868	385%
Income (loss) from operations	759,931	22%	(1,341,753)	(324)%
Non-operating income (expenses), net	1,134,554	33%	(7,969)	(2)%
Income tax expense	-	-%	-	-%
Net income (loss)	$1,894,485	55%	$(1,349,722)	(326)%

Revenue

Revenue was $3,418,208 in 2019, compared to $414,281 in 2018, an increase of $3,003,927 or 725%. The increase in revenue was primarily resulted from the increase of $1,489,435, or 360%, in products sales from $414,281 in 2018 to $1,903,716 in 2019, and the increase of $1,514,492, or 100%, in advertising sales from $0 in 2018 to $1,514,492 in 2019. The increase in sales of nutritional products was primarily the result of new products added to our product line which generated a majority of our revenue from supplements. Revenues also increased as a result of the advertising and marketing services we provided during 2019.

Cost of Goods Sold

Cost of goods sold was $388,920 in 2019, compared to $159,166 in 2018, an increase of $229,754 or 144%. The increase in our cost of goods sold is attributable to the increase in our revenue. The cost of goods sold as a percentage of sales was 11% in 2019, compared to 38% last year. The cost of goods sold as a percentage of sales decreased because we stopped selling certain low margin products and added higher margin products to our product mix. In addition, advertising and marketing services do not have any cost of goods sold.

Gross Profit

Gross profit was $3,029,288 in 2019, compared to $255,115 in 2018, an increase of $2,774,173 or 1087%. The increase in our gross profit was mainly due to the increase in revenue. Gross margin was 89% in 2019, compared to 62% last year as a result of the decrease in the cost of goods sold as a percentage of sales.

Operating Expenses

Operating expenses were $2,269,357 and $1,596,868 for 2019 and 2018, respectively, an increase of $672,489 or 42%. The increase in operating expenses in 2019 was mainly due to a $518,086 increase in selling expense primarily resulting from the write-off of deferred commission and deferred travel cost in 2019, a $92,251 increase in general and administrative expenses mainly resulting from an increase in public company related expenses, and a $70,413 increase in stock-based compensation incurred in the last quarter of 2019.

Net Income (Loss)

Our net income for 2019 was $1,894,485 compared to a net loss of $1,349,722 in 2018, an increase in net income of $3,244,207. The increase in 2019 was mainly due to the higher revenues resulting in an increase in gross profit, and an increase in non-operating income as a result of a change in accounting estimate for Other Taxes, partially offset by higher operating expenses.

Liquidity and Capital Resources

Currently, we depend upon advances from our major shareholder and capital raised in private placements to continue our operations. As of December 31, 2019, cash and cash equivalents were $9,833, compared to $11,264 as of December 31, 2018. At December 31, 2019, we had working capital of $4,815,092 compared to a working capital deficit of $4,655,299 at December 31, 2018. The improvement in our working capital was mainly due to a private placement of our common stock from which we derived gross proceeds of approximately $5,000,000 and a decrease in unearned revenue.

The following is a summary of cash provided by or used in each of the indicated types of activities during the year ended December 31, 2019 and 2018, respectively.

	December 31, 2019	December 31, 2018
Net cash used in operating activities	$(1,027,165)	$(1,311,969)
Net cash used in investing activities	$(4,142,999)	$(1,353)
Net cash provided by financing activities	$5,117,686	$1,251,907

Net cash used in operating activities

For the year ended December 31, 2019, net cash used in operating activities was $1,027,165. This was primarily due to our net income of $1,894,485, adjusted by non-cash related expenses including depreciation of $78,524, provision for bad debt of $48,876, stock based compensation of $70,413, loss from disposal of a building of $32,580, deferred commission of $337,798, and deferred travel cost of $219,738, non-cash tax payable adjustment of $1,168,377, and then decreased by unfavorable changes in working capital of $2,541,202. The unfavorable changes in working capital mainly resulted from an increase in advances to suppliers of $281,867 and a decrease in unearned revenue of $2,182,676, offset by an increase in taxes payable of $46,592.

For the year ended December 31, 2018, net cash used in operating activities was $1,311,969. This was primarily due to a net loss of $1,349,722, adjusted by non-cash related expenses including mainly depreciation of $165,776, provision for bad debt of $57,137, deferred commission of $62,934, and deferred travel cost of $43,265, then decreased by unfavorable changes in working capital of $276,993. The unfavorable changes in working capital mainly resulted from a decrease in unearned revenue of $368,122 and an increase in accounts receivable of $63,042, offset by an increase in accrued liabilities and other payables of $130,008, and a decrease in inventory of $48,941.

Net cash used in investing activities

For the year ended December 31, 2019, net cash used in investing activities was $4,142,999, which was due to the purchase of property and equipment of $57,903 and prepayment for acquisition of $4,085,096.

For the year ended December 31, 2018, net cash used in investing activities was $1,353, which was due to the purchase of property and equipment.

Net cash provided by financing activities

For the year ended December 31, 2019, net cash provided by financing activities was $5,117,686 which was mainly due to capital contributions from private offerings of our common stock and a capital contribution from a major shareholder aggregating to $6,276,054, partly offset by an increase of $1,158,368 in advances to a major shareholder.

For the year ended December 31, 2018, net cash provided by financing activities was $1,251,907 which was due to an advance from a major shareholder of $228,686 and the capital contribution of $1,023,221 from the same shareholder.

Recent Private Placement

To supplement our cash, in August and October 2019, we completed sales of 50,000,000 shares of our common stock for gross proceeds of $5,000,000 in private offerings exempt from the registration requirements of the Securities Act pursuant to Regulation S. The sales were made in off-shore transactions and none of the purchasers were U.S. Persons (as defined in Rule 902(k) of Regulation S). We did not pay any commissions in connection with the sale of the shares.

Impact of Inflation

Our results of operations may be affected by inflation, particularly rising prices for products and other operating costs if we cannot pass such increases along to our customers in the form of higher prices for our products and services. Generally, our inventory turns multiple times per year and we anticipate that we will be able to increase prices on products to reflect increases in the cost of inventory.

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

Going Concern

At each reporting period, we evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date our financial statements are issued. We are required to make certain additional disclosures if we conclude that substantial doubt exists and such concerns are not alleviated by our plans or when our plans alleviate substantial doubt about our ability to continue as a going concern. The evaluation entails analyzing prospective operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balance and expectations regarding cash to be generated over the following year.

We generated net income of $1,894,485 and incurred a net loss of $1,349,722 for the year ended December 31, 2019 and 2018, respectively, had an accumulated deficit of $5,841,955 and $7,736,440 as of December 31,2019 and 2018, respectively, and used $1,027,165 and $1,311,969 of cash to support operations for the years ended December 31, 2019 and 2018, respectively. These conditions raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company during the year 2019 improved its balance sheet through the issuance of shares of its common stock and capital contributions from which it derived net proceeds of $6,276,054 and generated improved net income as a result of a reduction in taxes payable of $1,168,377. If necessary, the Company will seek to raise additional capital through sales of its equity securities to solve its working capital needs.

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

Accounts Receivable

The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the years ended December 31, 2019 and 2018, bad debt expense was $34,174 and $57,137, respectively. As of December 31, 2019 and 2018, the bad debt allowance was $125,690 and $77,955, respectively.

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. As sales are and have been primarily from nutritional supplements , and the Company has no significant post-delivery obligations, this did not result in a material recognition of revenue on our accompanying CFS for the cumulative impact of applying this new standard. The Company made no adjustments to its previously reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from sale of goods under Topic 606 is to be recognized in a manner that reasonably reflects the delivery of its goods to customers in return for expected consideration and includes the following elements:

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

Commencing in the third quarter of 2019, the Company also generated revenue by providing advertising service. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, the Company provides advertising and marketing service through exhibition events, conferences, and person-to-person marketing. The Company performs a credit assessment of the customer to assess the collectability of the contract price prior to entering into contracts. The advertisement contracts require the Company to perform advertising services through exhibition events, conferences, and person-to-person marketing during the contracted period but, generally do not specify the number of events to be held. As such, the Company evaluates that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly

Foreign Currency Translation and Comprehensive Income (Loss)

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

New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

Item 7A	Quantitative And Qualitative Disclosures About Market Risk.

This item does not apply to smaller reporting companies.

Item 8	Financial Statements And Supplementary Data.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

Item 9	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

Not applicable.

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

At December 31, 2019, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2019, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and knowledge of the regulations of the Securities and Exchange Commission, and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

We plan, if our revenues continue to increase, to seek to recruit individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2019. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer have concluded that due to the absence of a financial staff with accounting and financial expertise and certain deficiencies in the design or operation of our internal control over financial reporting, our internal controls over financial reporting were not effective as of December 31, 2019.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

Item 9B.	Other Information

Not applicable

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

The following table sets forth the names and ages of all directors and executive officers as of the end of the last fiscal year and on the date of this report:

Name	Age	Position
Quanzhong Lin	41	Director, Chairman, President and Chief Executive Officer
Yao-Te Wang	42	Director
Chang-Ping Lin	42	Director
Yuhua Zhu	67	Director
Guolu Li	53	Chief Financial Officer

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

Chang-Ping Lin was elected a director of our company on January 8, 2020. Mr. Lin has more than twenty years of experience in the financial services industry in which he has held numerous management level positions. He currently serves as the Chief Executive Officer of the Taiwan Financial Development Association and operates Bo-Si International Holdings Ltd., a private consulting firm he formed in January 2018. From January 2016 to January 2018 Mr. Lin served as Marketing Director - Taiwan, for Globalink Securities. From January 2012 to January 2015 Mr. Lin was affiliated with KGI Securities, last serving as Deputy Manager, Product Management Development. Mr. Lin received an MS Degree in Public Administration and Policy from Jinan University and a BS from Ling Tung University, Department of Business Administration. Mr. Lin is an Associate Professor instructing Professional Level and Technical Personnel at Feng Chia University. He has also lectured in the Data Science Department at Providence University and the Finance Department of Da Yeh University.

Yuhua Zhu was elected a director of our company on November 1, 2019. Mr. Zhu served as Chairman, legal representative, and President of the Hunan Zhongxiong Group since October 2005. Zhongxiong Group is a subsidiary of Hunan Zhongxiong Bioengineering Co., Ltd. which commenced business as an exporter of black tea and now has approximately 300 employees engaged in the development, farming and production of black tea products for export and consumption in China. Mr. Zhu served as General Manager of Hunan International Trade Company from May 1992 to August 1995 and as General Manager of Hualong Company from October 1996 to December 2003. Mr. Zhu received a Master’s Degree in Business and Economic Management from the Graduate School of the Chinese Academy of Sciences.

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

Board Meetings; Committees and Membership

During much of 2019, Quanzhong Lin was our only director. Consequently, our board of directors held no meetings during 2019 and acted by written consent when necessary.

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

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to, earned by or accrued for, our directors during the fiscal year ended December 31, 2019.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yao-Te Wang	$36,000	—	—	—	—	—	$36,000
Quanzhong Lin	$22,000	—	—	—	—	—	$22,000
Yuhua Zhu	—	—	—	—	—	—	—
Chang-Ping Lin	—	—	—	—	—	—	—

Delinquent Section 16(a) Reports

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us, we believe that during 2019 all of our officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements, except that Quanzhong Lin failed to file timely a report with respect to private sales of common stock held by him.

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

The following table sets forth information concerning compensation awarded to, earned by or paid to each individual who served as our chief executive officer for services rendered in all capacities during 2019. No other executive officer of our company received total annual salary and bonus compensation in excess of $100,000 for 2019.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Quanzhong Lin, President(1)	2019	$34,285	$	$34,285
	2018	$22,000	$	$22,000
Guolu Li, Chief Financial Officer(2)	2019	$18,000	$	$18,000
	2018	$18,000	$	$18,000

(1) Mr. Lin was appointed President and CEO of the registrant on February 2, 2017. Amounts attributed to Mr. Lin represent amounts paid as President and CEO of AiXinZhonghong.

(2) Mr. Li was appointed CFO of the registrant on December 12, 2017. Amounts attributed to Mr. Li represent amounts paid as CFO of AiXinZhonghong.

Neither Mr. Lin nor Mr. Li has an employment agreement with the registrant.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers was granted any options or equity awards during 2019 or held any options or other equity awards at December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning beneficial ownership of our common stock as of May 8, 2020, by (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within 60 days of May 8, 2020, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person. As of May 8, 2020, we had outstanding 340,198,699 shares of common stock.

To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Directors and Executive Officers:

Quanzhong Lin, Chairman and CEO 9 An Rong Lu Jingniu, Bldg 4 Unit 163 Chengdu, Sichuan Province, China	256,476,114	75.39%

Yao-Te Wang, Director 704 No.9, Lane 14, Shijian St. Tainan City, Taiwan, R.O.C.	15,074,695	4.43%

All directors and executive officers as a group (5 persons)	271,550,809	79.82%

Item 13	Certain Relationships And Related Transactions, And Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2019, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Advance from a Shareholder

At December 31, 2019 the Company had an advance to its principal shareholder of $1,284,950, as compared to an advance from the shareholder of $1,166,198 as of the end of 2018. The advance from the shareholder at the end of 2018 was payable on demand, and bore no interest and was satisfied though the sale of a building as more fully described below with the excess of the amount paid to the shareholder by the Buyer recognized as an advance to shareholder.

Advances to Related Parties for Acquisition

As of December 31, 2019, we had advances to multiple related parties in the aggregate amount of $4,053,587 in anticipation of the acquisition of their respective businesses, including balances of $697,699 to Aixin Pharmacy Co., Ltd, Xinjin Branch, $855,324 to Aixin Liucheng Pharmacy Co., Ltd, $654,776 to Aixin Pharmacy Co., Ltd. Jianyang Store, $71,821 to Aixin Shangyan Hotel Management Co., Ltd. , and $1,773,967 to Aixin Pharmacy Co., Ltd. All of those related parties are entities controlled by Mr. Quanzhong Lin.

Office Lease from a Major Shareholder

In May 2014, we entered a lease with our major shareholder for office use; the lease term was for an initial term of three years and the monthly rent was RMB 5,000 ($721). We renewed the lease in May 2017 for another three years until May 28, 2020, with monthly rent of RMB 5,000 ($721), payable quarterly.

Sale of a Portion of a Building

On September 12, 2018, we entered into a contract to sell our rights to a portion of a building, at which time the buyer paid RMB 100,000 ($14,898) to Quanzhong Lin as a down payment. In October 2018, the buyer delivered an additional RMB 7 million ($1.0 million) to Mr. Lin. On March 25, 2019, the parties entered into a supplemental agreement which provided that we would transfer the property rights to the buyer if it agreed we would get the benefit of the RMB 7,000,000 ($1,042,893) and otherwise pay the remaining balance of RMB 1,200,000 ($178,782) on or prior to March 31, 2019. The RMB1,200,000 ($178,782) was paid directly to Mr. Lin on a timely basis in satisfaction of advances he previously made to us and we were given the benefit of the RMB 8,900,000 ($1,325,964) delivered to Mr. Lin.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, had any material interest, direct or indirect, in any transaction that occurred since January 1, 2019, or in any proposed transaction, which has materially affected or will affect the Company.

As of the date of this report, we do not have in place any policies with respect to whether we will enter into agreements with related persons in the future.

Independent Directors

Each of Yao-Te Wang, Yuhua Zhu and Chang-Ping Lin is an independent director as the term “independent” is defined by Nasdaq Marketplace Rule 5605(a)(2).

Item 14	Principal Accountant Fees And Services.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal years ended December 31, 2019 and December 31, 2018:

	Fiscal year ended December 31,
	2019	2018

Audit Fees	$255,000	$265,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$255,000	$265,000

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

Our board of directors reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2019 fiscal year. The board of directors also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our board of directors considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the board of directors has determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2019 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

Years Ended December 31, 2019 and 2018

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit No.	Description

2.1	Share Exchange Agreement, dated as of December 12, 2017, among the Company, AiXin BVI, AiXin HK, AiXin Zhonghong and the stockholders of Aixin Zhonghong (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017 as filed with the SEC on January 16, 2018).

3.4	Bylaws of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

4.1	Description of Securities.

10.1	Consulting Agreement with Yao-Te Wang (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

10.2	Consulting Agreement with Wanli Liu (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

10.3	2019 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on January 10, 2019).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2020	By:	/s/ Quanzhong Lin
Quanzhong Lin Chief Executive Officer (Principal Executive Officer

	By:	/s/ Guolu Li
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 14, 2020.

Signature	Title

/s/ Quanzhong Lin	Chief Executive Officer and a Director
Quanzhong Lin	(Principal Executive Officer)

/s/ Guolu Li	Chief Financial Officer
Guolu Li	(Principal Financial Officer)

/s/ Yao-Te Wang	Director
Yao-Te Wang

/s/ Chang-Ping Lin	Director
Chang-Ping Lin

/s/ Yuhua Zhu	Director
Yuhua Zhu

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AiXin Life International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AiXin Life International, Inc. (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with the U.S. generally accepted accounting principles in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that AiXin Life International will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has had accumulated deficit and is in need of additional capital to sustain its operations until it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 and 10 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2019.

Diamond Bar, California

May 10, 2020

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

Assets
Current assets
Cash and cash equivalents	$9,833	$11,264
Accounts receivable, net	13,511	36,209
Other receivables and prepaid expenses	50,133	34,785
Advances to suppliers	281,268	1,591
Deferred commission	-	338,509
Deferred travel cost	-	220,200
Inventory	49,487	13,396
Prepayments for acquisition	4,053,587	-
Advances to related parties	1,284,994	-
Total current assets	5,742,813	655,954
Property and equipment, net	104,509	1,464,415
Operating lease right-of-use assets	213,897	-
Total assets	$6,061,219	$2,120,369

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$36,669	$39,927
Unearned revenue	-	2,187,267
Taxes payable	97,378	1,222,486
Accrued liabilities and other payables	647,304	695,375
Operating lease liabilities - current	146,370	-
Advance from shareholder	-	1,166,198
Total current liabilities	927,721	5,311,253
Operating lease liabilities - non-current	67,526	-
Total liabilities	995,247	5,311,253

Stockholders’ equity (deficit)
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001, 950,000,000 shares authorized; 340,198,699 and 287,838,699 shares issued and outstanding as of December 31, 2019 and 2018, respectively	3,402	2,879
Additional paid in capital	10,741,323	4,395,379
Statutory reserve	11,721	11,721
Accumulated deficit	(5,841,955)	(7,736,440)
Accumulated other comprehensive income	151,481	135,577
Total stockholders’ equity (deficit)	5,065,972	(3,190,884)

Total liabilities and stockholders’ equity (deficit)	$6,061,219	$2,120,369

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31
	2019	2018
Sales revenue:
Products	$1,903,716	$414,281
Advertising	1,514,492	-
Total revenue, net	3,418,208	414,281
Cost of goods sold	388,920	159,166

Gross profit	3,029,288	255,115

Operating expenses
Selling	1,017,612	499,526
General and administrative	1,132,456	1,040,205
Provision for bad debts	48,876	57,137
Stock-based compensation	70,413	-

Total operating expenses	2,269,357	1,596,868

Income (loss) from operations	759,931	(1,341,753)

Non-operating income (expenses)
Interest income	262	-
Loss from disposal of fixed assets	(32,580)	-
Tax payable adjustment	1,168,377	-
Other income	290	1,329
Other expense	(1,795)	(9,298)

Total non-operating income (expenses), net	1,134,554	(7,969)

Income (loss) before income tax	1,894,485	(1,349,722)

Income tax expense	-	-

Net income (loss)	1,894,485	(1,349,722)

Other comprehensive items
Foreign currency translation gain	15,904	205,731

Comprehensive income (loss)	$1,910,389	$(1,143,991)

Income (loss) per share - Basic and diluted	$0.006	$(0.004)

Weighted average shares outstanding	297,772,562	288,995,114

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATEDSTATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income (loss)	Total
Balance at December 31, 2017	317,988,089	$3,180	$3,371,857	$11,721	$(6,386,718)	$(70,154)	$(3,070,114)
Cancellation of stock issued for services	(30,149,390)	(301)	301	-	-	-	-
Capital contribution by principal shareholder	-	-	1,023,221	-	-	-	1,023,221
Net loss	-	-	-	-	(1,349,722)	-	(1,349,722)
Foreign currency translation	-	-	-	-	-	205,731	205,731
Balance at December 31, 2018	287,838,699	$2,879	$4,395,379	$11,721	$(7,736,440)	$135,577	$(3,190,884)

Balance at December 31, 2018	287,838,699	$2,879	$4,395,379	$11,721	$(7,736,440)	$135,577	$(3,190,884)
Capital contribution by principal shareholder	-	-	1,276,054	-	-	-	1,276,054
Issuance of shares	50,010,000	500	4,999,500	-	-	-	5,000,000
Stock issued for services	2,350,000	23	70,390	-	-	-	70,413
Net income	-	-	-	-	1,894,485	-	1,894,485
Foreign currency translation	-	-	-	-	-	15,904	15,904
Balance at December 31, 2019	340,198,699	$3,402	$10,741,323	$11,721	$(5,841,955)	$151,481	$5,065,972

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,894,485	$(1,349,722)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	78,524	165,776
Provision for bad debts	48,876	57,137
Recovery of inventory	-	(14,788)
Stock-based compensation	70,413	-
Tax payable adjustment	(1,168,377)	-
Loss from disposal of fixed assets	32,580	419
Deferred commission	337,798	62,934
Deferred travel cost	219,738	43,265
Changes in net assets and liabilities:
Accounts receivable	(26,359)	(63,042)
Other receivables and prepaid expenses	(15,811)	(14,592)
Advances to suppliers	(281,867)	737
Inventory	(36,503)	48,941
Accounts payable	(2,890)	(15,476)
Unearned revenue	(2,182,676)	(368,122)
Taxes payable	46,592	4,553
Accrued liabilities and other payables	(41,688)	130,008
Net cash used in operating activities	(1,027,165)	(1,311,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(57,903)	(1,353)
Prepayments for acquisition	(4,085,096)	-
Net cash used in investing activities	(4,142,999)	(1,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	6,276,054	1,023,221
Change in advance from shareholder	(1,158,368)	228,686
Net cash provided by financing activities	5,117,686	1,251,907

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	51,047	35,049

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(1,431)	(26,366)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	11,264	37,630

CASH & EQUIVALENTS, END OF PERIOD	$9,833	$11,264

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Proceeds from sale of building offset against shareholder loans	$1,302,818	$-
Right of use asset and related liability	$201,174	$-
Lease liability paid by shareholder	$17,465	$-

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Aixin Life International, Inc. (the “Company” or “Aixin” or “we”) was incorporated under the laws of the State of Colorado on December 30, 1987 under the name Mercari Communications Group, Ltd (“Mercari”).. Mercari’s business failed in 1990. Mercari conducted no operating activities from June 1, 1990 to August 31, 2001 and was dormant.

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

For accounting purposes, the acquisition was accounted for as a reverse acquisition and treated as a recapitalization of the Company effected by a share exchange, with AiXin BVI as the accounting acquirer. Since neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017, the historical consolidated financial statements of AiXinZhonghong are now the historical consolidated financial statements of the Company. The assets and liabilities of AiXinZhonghong were brought forward at their book value and no goodwill was recognized.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of AiXinZhonghong is Chinese Renminbi (‘‘RMB’’). The accompanying consolidated financial statements are translated from RMB and presented in U.S. dollars (“USD”).

The consolidated financial statements includes the accounts of the Company and its current wholly owned subsidiaries, AiXin HK and AiXinZhonghong. Intercompany transactions and accounts were eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on previously reported consolidated net income (loss) or accumulated deficit.

Going Concern

The Company incurred net income of $1,894,485 and a net loss of $1,349,722 for the year ended December 31, 2019 and 2018, respectively, and had an accumulated deficit of $5,841,955 and $7,736,440 as of December 31, 2019 and 2018, respectively. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by improving communications with suppliers to ensure a sufficient supply of quality products, building a competitive and efficient sales force, providing an attractive sales incentive program, increasing marketing and promotion activities, and minimizing operating costs. In the third quarter of 2019, the Company sold 10,000,000 shares of its common stock for gross proceeds of $1,000,000 in a private offering. Subsequent to the close of third quarter, the Company sold 40,000,000 shares of its common stock for gross proceeds of $4,000,000 in a private offering. The Company did not pay any commissions in connection with the sale of the shares. If necessary, the Company will seek to raise additional capital through sales of its equity securities to solve its working capital needs. As of December 31, 2019, the Company had received RMB 15.7 million (approximately $2.3 million) from Quanzhong Lin. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

In preparing consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the CFS, as well as the reported amounts of revenues and expenses during the reporting period.

Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Change in Accounting Estimate

Based on the recent results of an approval of small business taxpayer status and in receipt of a certificate of no tax due from the local tax department in March 2020, the Company determined that additionally accrued tax payables for value-added taxes, city construction tax and education tax (collectively “Other Taxes”) for period from January 2014 to April 2016 based on the applicable tax rates for general business taxpayers should be adjusted for a change in accounting estimate.

During the period from January 2014 to April 2016, the Company determined that it did not meet requirements of a general business taxpayer other than the revenue amount level for Other Taxes filing purpose, and therefore, the Company filed and paid Other Taxes in accordance with the applicable standards for a small business taxpayer for the period. However, based on the principle of prudence, the Company accrued additional Other Taxes payable using the applicable standards for general business taxpayer for the same period until the Company’s tax filing status was settled and resolved.

In March 2020, the local tax department approved the Company’s small business taxpayer status for the period from January 2014 to April 2016, and provided a certificate of no tax due to the Company. As a result, the Company reversed the previously accrued Other Taxes payable for the period and accounted it as a change in accounting estimate. The effect of this change reduced tax payable by $1,168,377, increased non-operating income by $1,168,377, and increased basic and diluted earnings per share by $0.004 as of and for the year ended December 31, 2019.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the year ended December 31, 2019 and 2018, bad debt expense was $48,876 and $57,137, respectively. As of December 31, 2019 and 2018, the bad debt allowance was $125,690 and $77,955, respectively.

Inventory

Inventory mainly consists of health supplement products. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded no inventory impairment for the years ended December 31, 2019 and 2018.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2019 and December 31, 2018, there were no significant impairments of its long-lived assets.

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

Under ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.

At December 31, 2019 and 2018, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from the delivery of health supplements and the performance of related advertising services, and the Company has no significant post-delivery obligations, this did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from sale of goods under Topic 606 is recognized in a manner that reasonably reflects the delivery of its products and services to customers in return for expected consideration and includes the following elements:

●	executed contract(s) with customers that the Company believes is legally enforceable;

●	identification of performance obligation in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation of the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

●	Revenue from sale of goods is recognized when goods are shipped to the customer and no other obligation exits. The Company does not provide unconditional return or other concessions to the customer. The Company’s sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As an alternative to the product return option, the customers have options of asking for an exchange for products with the same value.

●	As part of the Company’s sales incentive program, the Company occasionally provides free travel to its customers whose prepayments to purchase the Company’s products reaches a certain amount. There are different travel incentives offered to customers based on amount the received from each customer. The Company records the to-be-provided free travel cost when cash is collected from customers as a debit deferred travel cost with corresponding credit to accrued travel cost. Once the customer utilizes the travel incentive, the cost of travel is recorded as selling expenses and reduces deferred travel cost.

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

Advertising Revenue

During the year ended December 31, 2019, the Company provided advertising services to third-party customers. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, the Company provides advertising and marketing services to its clients through exhibition events, conferences, and person-to-person marketing. The Company performs a credit assessment of the customer to assess the collectability of the contract price prior to entering into contracts.

Most of the advertisement contracts designated that the Company to perform such advertising services to its clients through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, the Company determined that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly. Such advertising revenue amounted to $1,461,232 for the year ended December 31, 2019.

A smaller proportion of the Company’s advertising revenue is generated from services to its clients through exhibition events, conferences, and person-to-person marketing, and charges based on the number of promotional products sold. Such advertising revenue amounted to $53,260 for the year ended December 31, 2019.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of inventory purchases. Reserve for inventory allowance due to lower of cost or market is also recorded in cost of goods sold.

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

Leases

The Company adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) using the modified retrospective approach, electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under ASC 840.

The Company applied the following practical expedients in the transition to the new standard allowed under ASC 842:

Practical Expedient	Description
Reassessment of expired or existing contracts	The Company elected not to reassess, at the application date, whether any expired or existing contracts contained leases, the lease classification for any expired or existing leases, and the accounting for initial direct costs for any existing leases.
Use of hindsight	The Company elected to use hindsight in determining the lease term (that is, when considering options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of right-to-use assets.
Reassessment of existing or expired land easements	The Company elected not to evaluate existing or expired land easements that were not previously accounted for as leases under ASC 840, as allowed under the transition practical expedient. Going forward, new or modified land easements will be evaluated under ASU No. 2016-02.
Separation of lease and non-lease components	Lease agreements that contain both lease and non-lease components are generally accounted for separately.
Short-term lease recognition exemption	The Company also elected the short-term lease recognition exemption and will not recognize ROU assets or lease liabilities for leases with a term less than 12 months.

The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. The Company’s future minimum based payments used to determine the Company’s lease liabilities mainly include minimum based rent payments. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The adoption of ASC 842 had no substantial impact on the Company’s consolidated balance sheets. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Accordingly, adoption of this standard resulted in the recognition of operating lease right-of-use assets of $42,835 and operating lease liabilities of $42,835 on the consolidated balance sheet as of January 1, 2019. The adoption of ASC 842 did not result in a cumulative-effect adjustment to the opening balance of retained earnings (accumulated deficit).

In addition, the adoption of the standard did not have a material impact on the Company’s results of operations or cash flows. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

Statement of Cash Flows

In accordance with ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based on the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Fair Value (“FV”) of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and accounts payable, carrying amounts approximate their FV due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the FV of financial instruments held by the Company. The carrying amounts reported in the consolidated balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

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

As of December 31, 2019 and 2018, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for year 2019 and 2018 consisted of net income (loss) and foreign currency translation adjustments.

Earnings per Share

Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Dilution is computed by applying the treasury stock method for options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

As of December 31, 2019 and 2018, the Company did not have any potentially dilutive instruments.

Stock-Based Compensation

The Company periodically grants stock options, warrants and awards to employees and non-employees in non-capital raising transactions as compensation for services rendered. The Company accounts for stock option, stock warrant and stock award grants to employees based on the authoritative guidance provided by the FASB where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option, stock warrant and stock award grants to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is determined based upon the measurement date at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the employees and non-employees, option, warrant and award grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

During the year ended December 31, 2017, the Company’s board of directors (“BOD”) authorized the issuance of 45,224,085 shares of common stock to three individuals for services rendered to the Company. The stock-based compensation was valued at $3,617,927 based on the Company’s stock price at the date of agreement and was vested immediately for services already rendered. On January 15, 2018, the Company’s BOD determined it was not in the Company’s best interests to issue any shares to two of the three individuals because the BOD believes the two individuals did not perform the services as expected, resulting in the cancellation of 30,149,390 common shares.

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

New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application is permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

3. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $281,268 and $1,591 as of December 31, 2019 and 2018, respectively. Advances to suppliers primarily include prepayments for products expected to be delivered subsequent to balance sheet dates.

4. DEFERRED COMMISSION

The Company paid commissions to its salesmen based on cash collected from the sales. The Company calculated and paid commissions based on a certain proportion of monthly cash receipts from sales; however, the customers sometimes delay taking delivery of products after advances were made to the Company, which advances are recorded as unearned revenue. Accordingly, the Company only recognizes commission expenses as the related revenue is recognized. Commission expenses are recorded as selling expenses. During the year ended December 31, 2019, the Company returned advances received from its customers (see Note 11). As such, the related deferred commission was expensed in full as no future revenue would be recognized. As of December 31, 2019 and December 31, 2018, the Company had deferred commission of $0 and $338,509 respectively.

5. DEFERRED TRAVEL COST

As part of the Company’s sales incentive program, the Company occasionally provided free travel to its customers whose prepayments to purchase the Company’s products reached a certain amount. There are different travel incentives offered to customers based on the amount received from each customer. The Company recorded the to-be-provided free travel cost when cash is collected from customers as deferred travel cost with a corresponding account of accrued travel cost, and recorded it as a selling expense once the prepayment from customers was recognized as revenue. During the year ended December 31, 2019, the Company returned advances received from its customers (see Note 11). As such, the related deferred travel cost was expensed in full as no future revenue would be recognized. As of December 31, 2019 and 2018, the Company had deferred travel cost of $0 and $220,200, respectively.

6. INVENTORY

Inventory consisted of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Finished goods – health supplements	$49,487	$13,396

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Vehicle	$268,342	$212,972
Office furniture	45,423	228,996
Electronic equipment	13,920	14,058
Building	-	1,510,312
Total	327,685	1,966,338
Less: Accumulated depreciation	(223,176)	(501,923)
Property and equipment, net	$104,509	$1,464,415

Depreciation expense for the year ended December 31, 2019 and 2018 was $78,524 and $165,776, respectively.

The Company sold property rights to a portion of a building for RMB 9,000,000 ($1,340,862) and incurred a loss of $32,580 in the first quarter of 2019 and leased it back for two years beginning March 31, 2019 (See Note 10).

8. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Value-added	$49,502	$1,101,372
Income	31,380	35,517
City construction	3,615	48,541
Education	2,629	34,683
Other	10,252	2,373
Taxes payable	$97,378	$1,222,486

See Note 2 for the change in accounting estimate of taxes payable.

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Accrued employees’ social insurance	$357,378	$294,643
Accrued professional fees	162,000	105,170
Accrued payroll and commission	89,748	266,008
Other payables	38,178	29,554
Total	$647,304	$695,375

10. LEASE

On September 12, 2018, the Company entered into a contract to sell its rights to a portion of a building with (see Note 7) with a buyer (the “Buyer”), at which time the Buyer paid RMB 100,000 ($14,898) to a shareholder of the Company as a down payment. The contract stipulated the remaining RMB 8,900,000 ($1,325,964) should be paid by the Buyer on or before September 30, 2018 and before the Company would be required to go to the relevant authority to effectuate the transfer of its property rights. The Buyer failed to make the payment on or prior to September 30, 2018, a default under the contract which gave the Company the right to terminate the contract. In October 2018, the Buyer delivered to the shareholder an additional RMB 7 million ($1.0 million). On March 25, 2019, the parties entered into a supplemental agreement which provided that the Company would transfer the property rights to Buyer if it agreed the Company would get the benefit of the RMB 7,000,000 ($1,042,893) and otherwise pay the remaining balance of RMB 1,200,000 ($178,782) on or prior to March 31, 2019. The RMB 1,200,000 ($178,782) was paid directly to the shareholder on a timely basis and the Company was given the benefit of the RMB 8,900,000 ($1,325,964) delivered to the Shareholder. The cost and accumulated depreciation of the building was $1,739,228 and $364,834, respectively. The Company recorded a loss on sale of $32,580 during the quarter ended March 31, 2019. $1,340,862 of the proceeds from the sale was collected by the principal shareholder which was offset against amounts due to the shareholder.

Concurrent with the completion of this sale, the Company entered into an agreement to lease a portion of the building back from the Buyer over a lease term of 2 years. The Company accounted for this lease as an operating lease right-of-use asset and a corresponding operating lease liability in accordance with the Lease Standard. As a result, $207,049 (RMB 1,389,731) was recorded as operating lease right-of-use asset and lease liability on March 31, 2019 when the lease commenced based on a 4.75% discount factor.

The Company also has operating leases for other sales locations under various operating lease arrangements. The leases have remaining lease terms of six months to 4 years.

Balance sheet information related to the Company’s leases is presented below:

December 31, 2019
Operating Leases
Operating lease right-of-use assets	$213,897

Operating lease liabilities - current	146,370
Operating lease liability – non-current	67,526
Total operating lease liabilities	$213,896

The following provides details of the Company’s lease expenses:

Year Ended
December 31, 2019
Operating lease expenses	$91,617

Other information related to leases is presented below:

Year Ended
December 31, 2019
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$91,617

Weighted Average Remaining Lease Term:
Operating leases	1.87 years

Weighted Average Discount Rate:
Operating leases	4.75%

Maturities of lease liabilities were as follows:

For the 12 months ending December 31:
2020	$153,519
2021	58,948
2022	7,368
2023	2,848
Total lease payments	222,683
Less: imputed interest	(8,787)
Total lease liabilities	213,896
Less: current portion	(146,370)
Lease liabilities – non-current portion	$67,526

11. UNEARNED REVENUE

As of December 31, 2019 and 2018, the Company had unearned revenue of $0 and $2,187,267, respectively. The reduction of unearned revenue during the year ended December 31, 2019 was due to the return of advances previously received from customers.

12. RELATED PARTY TRANSACTIONS

Prepayments for acquisition

As of December 31, 2019, the Company had advances to multiple related parties in the aggregate amount of $4,053,587, including balances of $697,699 to Aixin Pharmacy Co., Ltd, Xinjin Branch, $855,324 to Aixin Liucheng Pharmacy Co., Ltd, $654,776 to Aixin Pharmacy Co., Ltd. Jianyang Store, $71,821 to Aixin Shangyan Hotel Management Co., Ltd. , and $1,773,967 to Aixin Pharmacy Co., Ltd. All of those related parties are entities controlled by Mr. Quanzhong Lin. The advances made were for the future acquisition of these related parties.

Advance to/from a Shareholder

At December 31, 2019 and 2018, the Company had advances to a major shareholder of $1,284,950 and $-0-, respectively. As of December 31, 2019 and 2018, the Company had an advance from the same major shareholder of $-0- and $1,166,198, respectively. The advance from the shareholder was payable on demand, and bore no interest and was satisfied though the sale of the building described in Note 10 with the excess of the amount paid to the shareholder by the Buyer recognized as an advance to shareholder.

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for office use; the lease term was three years until May 2017 with an option to renew. The monthly rent was RMB 5,000 ($721), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease in May 2017 for another three years until May 28, 2020 with monthly rents of RMB 5,000 ($721), payable quarterly. The future annual minimum lease payment at December 31, 2019 is $3,605 for the year ending December 31, 2020.

13. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the year ended December 31, 2019 and 2018, and recorded income tax provision for the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for years ended December 31, 2019 and 2018:

	2019	2018
Income tax (benefit) at USA statutory rate	(21.0)%	(21.0)%
Income tax (benefit) at PRC statutory rate	25.0%	(25.0)%
Change in deferred tax asset valuation allowance	21.0%	46.0%
Permanent differences	(15.0)%	-%
Other	(10.0)%	-%
Effective combined tax rate	-%	-%

For the years ended December 31, 2019 and 2018, the change in valuation allowance is mainly from the tax benefit on net operating loss carry forward for PRC and USA operations.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For December 31, 2019 and 2018, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

14. SHAREHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 20,000,000 shares of blank check preferred stock at $0.001 par value and 950,000,000 shares of common stock at $.00001 par value per share. At December 31, 2019 and December 31, 2018, the Company had 340,198,699 and 287,838,699 common shares issued and outstanding.

During the year ended December 31, 2019, the same major shareholder (see Note 12) contributed $1,276,054 to the Company with no common shares issued.

Private Placements of Common Stock

On August 7, 2019, the Company completed the sale of 10,000,000 shares of its common stock for gross proceeds of $1,000,000 in a private offering, pursuant to which, 10,000,000 shares were issued on September 5, 2019.

On October 9, 2019, the Company completed the sale of 40,000,000 shares of its common stock for gross proceeds of $4,000,000 in a private offering, pursuant to which, 40,000,000 shares were issued on November 5, 2019.

Stock Awards Issued for Services

On October 22, 2019, the Company granted and issued 150,000 shares to its employees and contractors under its 2019 Equity Incentive Plan. The stock awards were valued at $337,500 based on the closing price of $2.25 on the grant date.

On October 24, 2019, the Company granted and issued 2,200,000 shares to its employees and contractors under its 2019 Equity Incentive Plan. The stock awards were valued at $1,520,200 based on the closing price of $0.691 on the grant date.

The stock awards will vest over five (5) years from the grant date, and the grantee will forfeit a portion of the shares granted (“Shares Granted”) if the grantee is no longer employed by or contracted with the Company. Specifically, the grantee will forfeit 80% of Shares Granted if no longer employed by or contracted with the Company on the date that is one year from the grant date, forfeit 60% of Shares Granted if no longer employed by or contracted with the Company on the date that is two years from the grant date, forfeit 40% of Shares Granted if no longer employed by or contracted with the Company on the date that is three years from the grant date, and forfeit 20% of Shares Granted if no longer employed by or contracted with the Company on the date that is four years from the grant date. Effective on the 5th year from the grant date, none of the shares will be subject to forfeiture.

For the year ended December 31, 2019 and 2018, stock-based compensation expenses were $70,413 and $0, respectively. As of December 31, 2019, unrecognized compensation expenses related to these stock awards are $1,787,287. These expenses are expected to be recognized over 4 years.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the years ended December 31, 2019 and 2018.

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

17. SUBSEQUENT EVENT

Management has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

