Form 10-Q
period 2020-03-31
AiXin Life International, Inc.
filed 2020-06-26
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

86-313-6732526

(Issuer’s telephone number)

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Common Stock, $0.001 Par Value	AIXN	OTC Venture

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of June 19, 2020, there were outstanding 200,000,000 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

March 31, 2020

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

the “Company,” “we,” “us,” and “our” refer to AiXin Life International., Inc. (“AiXin”) and its subsidiaries.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31 2019
	(Unaudited)
Assets
Current assets
Cash and equivalents	$23,817	$9,833
Accounts receivable, net	937	13,511
Other receivables and prepaid expenses	40,154	50,133
Advances to suppliers	275,079	281,268
Inventory	32,832	49,487
Prepayment for acquisition	3,982,750	4,053,587
Advances to related party	1,624,379	1,284,994
Total current assets	5,979,948	5,742,813
Property and equipment, net	90,334	104,509
Operating lease right-of-use assets	173,726	213,897
Total assets	$6,244,008	$6,061,219

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$36,046	$36,669
Unearned revenue	26,271	-
Taxes payable	58,475	97,378
Accrued liabilities and other payables	636,798	647,304
Operating lease liabilities - current	143,231	146,370
Total current liabilities	900,821	927,721
Operating lease liabilities - non-current	30,495	67,526
Total liabilities	931,316	995,247

Stockholders’ equity (deficit)
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 950,000,000 shares authorized; 340,198,699 shares issued and outstanding as of March 31, 2020 and December 31, 2019	3,402	3,402
Additional paid in capital	10,834,208	10,741,323
Statutory reserve	11,721	11,721
Accumulated deficit	(5,593,738)	(5,841,955)
Accumulated other comprehensive income	57,099	151,481
Total stockholders’ equity (deficit)	5,312,692	5,065,972

Total liabilities and stockholders’ equity (deficit)	$6,244,008	$6,061,219

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31
	2020	2019
		(Restated)
Sales revenue:
Products	$61,234	$90,479
Advertising	549,929	-
Total revenue, net	611,163	90,479
Cost of goods sold	25,448	17,196

Gross profit	585,715	73,283

Operating expenses
Selling	79,714	123,636
General and administrative	152,354	213,586
Provision for bad debts	12,528	14,510
Stock-based compensation	92,885	-

Total operating expenses	337,481	351,732

Income (loss) from operations	248,234	(278,449)

Non-operating income (expenses)
Interest income	15	-
Loss from disposal of fixed assets	-	(33,345)
Other income	-	444
Other expense	(32)	-

Total non-operating income (expenses), net	(17)	(32,901)

Income (loss) before income tax	248,217	(311,350)

Income tax expense	-	-

Net income (loss)	248,217	(311,350)

Other comprehensive items
Foreign currency translation (loss)	(94,382)	(80,384)

Comprehensive income (loss)	$153,835	$(391,734)

Income (loss) per share - Basic and diluted	$0.001	$(0.001)

Weighted average shares outstanding	340,198,699	287,838,699

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATEDSTATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

						Accumulated
			Additional			other
	Common Stock		paid in	Statutory	Accumulated	comprehensive
	Shares	Amount	capital	reserves	deficit	income (loss)	Total
Balance, December 31, 2018	287,848,699	$2,879	$4,395,379	$11,721	$(7,736,440)	$135,577	$(3,190,884)
Capital contribution by principal shareholder	-	-	313,966	-	-	-	313,966
Net loss (restated)	-	-	-	-	(311,350)	-	(311,350)
Foreign currency translation	-	-	-	-	-	(80,384)	(80,384)
Balance at March 31, 2019 (restated)	287,848,699	$2,879	$4,709,345	$11,721	$(8,047,790)	$55,193	$(3,268,652)

Balance at December 31, 2019	340,198,699	$3,402	$10,741,323	$11,721	$(5,841,955)	$151,481	$5,065,972
Stock issued for services	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	248,217	-	248,217
Foreign currency translation	-	-	-	-	-	(94,382)	(94,382)
Balance at March 31, 2020	340,198,699	$3,402	$10,834,208	$11,721	$(5,593,738)	$57,099	$5,312,692

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$248,217	$(311,350)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	12,602	40,578
Provision for bad debts	12,528	14,510
Stock-based compensation	92,885	-
Loss from disposal of fixed assets	-	33,345
Deferred commission	-	14,366
Deferred travel cost	-	9,446
Changes in net assets and liabilities:
Accounts receivable	-	(26,105)
Other receivables and prepaid expenses	9,270	10,977
Advances to suppliers	1,483	667
Inventory	16,055	5,879
Accounts payable	(5)	-
Unearned revenue	26,656	(89,498)
Taxes payable	(37,812)	(11,966)
Accrued liabilities and other payables	189	18,280
Net cash provided by (used in) operating activities	382,068	(290,871)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	-	313,966
Change in advance from shareholder	(367,748)	(30,276)
Net cash (used in) provided by financing activities	(367,748)	283,690

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(336)	(861)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	13,984	(8,043)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	9,833	11,264

CASH & EQUIVALENTS, END OF PERIOD	$23,817	$3,221

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Proceeds from sale of building offset against shareholder loans	$-	$1,340,862
Right of use asset and related liability	$-	$207,049

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

The Company, through its indirectly owned AiXinZhonghong subsidiary, mainly develops and distributes consumer products by offering a line of nutritional products. The Company sells the products through exhibition events, conferences, and person-to-person marketing. During 2019, the Company’s revenue from the sale of products was primarily generated from sales of Huo’s oral solution, concentrated drinks, goat milk power, and food washing serum. During 2020, the Company’s revenue from the sale of products was primarily generated from sales of Tonglìke and food washing serum. During 2019, the Company began to offer advertising services to the parties providing the products which it sells. Contracts for advertising services require the Company to market the products to its clients for specified time periods through exhibition events, conferences and person-to-person marketing, regardless of the number of events to be held. The Company’s sales and advertising businesses mainly focus on a proactive approach to its customers such as hosting events for clients, which it believes is ideally suited to marketing its products and those of its clients because sales of nutrition products are strengthened by ongoing personal contact and support, coaching and education of its clients, as to the benefits of a healthy and active lifestyle.

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

The consolidated financial statements include the accounts of the Company and its current wholly owned subsidiaries, AiXin HK and AiXinZhonghong. Intercompany transactions and accounts were eliminated in consolidation.

Unaudited Interim Financial Information

These unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The consolidated results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

The consolidated balance sheet and certain comparative information as of December 31, 2019 are derived from the audited consolidated financial statements and related notes as of December 31, 2019, included in the Company’s 2019 Annual Report on Form 10-K. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on previously reported consolidated net income (loss) or accumulated deficit.

Alleviation of Going Concern Uncertainty

At the time it issued its consolidated financial statements for the year ended December 31, 2019, the Company evaluated relevant conditions and events including its accumulated deficit and insufficient highly liquid assets, and determined that these factors raised substantial doubt about its ability to continue as a going concern. In preparing its consolidated financial statements for the three months ended March 31, 2020, the Company evaluated the relevant conditions and determined that the substantial doubt about the Company’s ability to continue as a going concern no longer existed. Factors that alleviated the Company’s substantial doubt about its ability to continue as a going concern include its ability to generate positive cash flow from operations in the three months ended March 31, 2020, and that in June 2020, the Company received approximately $7,061,349 (RMB 50,000,000) as a repayment of loans made to a major shareholder and the return of prepayments to related parties (see note 12). As a result of the foregoing, the Company believes it will be able to meet its obligations as they become due within one year after the date that these consolidated financial statements are issued. These factors have resolved the conditions and events that raised substantial doubt about the entity’s ability to continue as a going concern.

Covid – 19

On March 11, 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic. The Government of China has adopted various regulations and orders, including mandatory quarantines, limits on the number of people that may gather in one location, closing non-essential businesses and travel bans to limit the spread of the disease. Many of these measures have been relaxed due to the decrease in the prevalence of Covid-19 in China. To date, the ongoing operations of the Company have not been materially adversely effected by the measures taken to limit the spread of the disease in China, though such measures have impacted its ability to timely complete its closing procedures and report the results of its operations.

The measures adopted by the national government of China and local agencies, as well as the likelihood that many individuals and businesses will voluntarily shut down or self-quarantine, have and are expected to continue to have serious adverse impacts on the economy of China. The likely overall economic impact of the COVID-19 pandemic will be highly negative to the world’s economy.

Financial impacts related to COVID-19, including the Company’s actions and costs incurred in response to the pandemic, were not material to the Company’s first quarter 2020 financial position, results of operations or cash flows. The Company has implemented procedures to promote employee and customer safety. These measures will not have a significant increase in its operating costs. In addition, the Company cannot predict with certainty what measures may be taken by its suppliers and customers and the impact these measures may have on its 2020 financial position, results of operations or cash flows.

While the Company continues to operate substantially in the normal course, it cannot forecast with any certainty whether and to what degree the disruptions caused by the COVID-19 pandemic will increase, or the extent to which the disruption may materially impact its consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.

Use of Estimates

In preparing consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Change in Accounting Estimate

Based on the recent approval of small business taxpayer status and receipt of a certificate of no tax due from the local tax department in March 2020, the Company determined that accrued tax payables for value-added taxes, city construction tax and education tax (collectively “Other Taxes”) for the period from January 2014 to April 2016 based on the applicable tax rates for general business taxpayers should be adjusted for a change in accounting estimate.

During the period from January 2014 to April 2016, the Company determined that it did not meet requirements of a general business taxpayer other than the revenue amount level for Other Taxes filing purpose, and therefore, the Company filed and paid Other Taxes in accordance with the applicable standards for a small business taxpayer for the period. However, based on the principle of prudence, the Company accrued additional Other Taxes payable using the applicable standards for general business taxpayers for the same period until the Company’s tax filing status was settled and resolved.

In March 2020, the local tax department approved the Company’s small business taxpayer status for the period from January 2014 to April 2016, and provided a certificate of no tax due to the Company. As a result, the Company reversed previously accrued Other Taxes payable for the period and accounted for the reversal as a change in accounting estimate. The effect of this change reduced tax payable by $1,168,377, increased non-operating income by $1,168,377, and increased basic and diluted earnings per share by $0.004 as of and for the year ended December 31, 2019.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2020 and December 31, 2019, the bad debt allowance was $135,925 and $125,690, respectively.

Inventory

Inventory mainly consists of health supplement products. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded no inventory impairment for the quarters ended March 31, 2020 and 2019.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2020 and December 31, 2019, there were no significant impairments of its long-lived assets.

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

At March 31, 2020 and December 31, 2019, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company at January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As revenues are and have been primarily from the delivery of health supplements and the performance of related advertising services, and the Company has no significant post-delivery obligations, this did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from sale of goods under Topic 606 is recognized in a manner that reasonably reflects the delivery of the Company’s products and services to customers in return for expected consideration and includes the following elements:

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

Advertising Revenue

During the quarter ended March 31, 2020, the Company provided advertising services to third-party customers. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, the Company provides advertising and marketing services to its clients through exhibition events, conferences, and person-to-person marketing. The Company performs a credit assessment of the customer to assess the collectability of the contract price prior to entering into contracts.

Most of the advertisement contracts required that the Company perform advertising services to its clients through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the type or number of such events. As such, the Company determined that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly. Such advertising revenue amounted to $543,440 for the quarter ended March 31, 2020.

A smaller proportion of the Company’s advertising revenue is generated from services to its clients through exhibition events, conferences, and person-to-person marketing, and charges based on the number of promotional products sold. Such advertising revenue amounted to $6,489 for the quarter ended March 31, 2020.

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

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and accounts payable, the carrying amounts of these items approximate their fair value due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. The carrying amounts reported in the consolidated balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their fair value because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

Fair Value Measurements and Disclosures

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels are defined as follow:

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

As of March 31, 2020 and December 31, 2019, the Company did not identify any assets and liabilities that are required to be presented on the consolidated balance sheets at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the first quarter of 2020 and 2019 consisted of net income (loss) and foreign currency translation adjustments.

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

As of March 31, 2020 and 2019, the Company did not have any potentially dilutive instruments.

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

3. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $275,079 and $281,268 as of March 31, 2020 and December 31, 2019, respectively. Advances to suppliers primarily include prepayments for products expected to be delivered subsequent to balance sheet dates.

4. DEFERRED COMMISSION

The Company paid commissions to its salesmen based on cash collected from sales. The Company calculated and paid commissions based on a certain proportion of monthly cash receipts from sales; however, the customers sometimes delay taking delivery of products after advances were made to the Company, which advances are recorded as unearned revenue. Accordingly, the Company only recognizes commission expenses as the related revenue is recognized. Commission expenses are recorded as selling expenses. During the year ended December 31, 2019, the Company returned advances received from its customers. As such, the related deferred commission was expensed in full as no future revenue would be recognized.

5. DEFERRED TRAVEL COST

As part of the Company’s sales incentive program, the Company occasionally provided free travel to its customers whose prepayments to purchase the Company’s products reached a certain amount. There are different travel incentives offered to customers based on the amount received from each customer. The Company recorded the to-be-provided free travel cost when cash is collected from customers as deferred travel cost with a corresponding account of accrued travel cost, and recorded it as a selling expense once the prepayment from customers was recognized as revenue. During the year ended December 31, 2019, the Company returned advances received from its customers. As such, the related deferred travel cost was expensed in full as no future revenue would be recognized.

6. INVENTORY

Inventory consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Finished goods – health supplements	$32,832	$49,487

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Vehicle	$263,832	$268,342
Office furniture	44,660	45,423
Electronic equipment	13,686	13,920
Total	322,178	327,685
Less: Accumulated depreciation	(231,844)	(223,176)
Property and equipment, net	$90,334	$104,509

Depreciation expense for the quarters ended March 31, 2020 and 2019 was $12,602 and $40,578, respectively.

8. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Value-added	$15,693	$49,502
Income	30,853	31,380
City construction	1,246	3,615
Education	937	2,629
Other	9,746	10,252
Taxes payable	$58,475	$97,378

See Note 2 for the change in accounting estimate of taxes payable at December 31, 2019.

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Accrued employees’ social insurance	$353,382	$357,378
Accrued professional fees	130,891	162,000
Accrued payroll and commission	119,964	89,748
Other payables	32,561	38,178
Total	$636,798	$647,304

10. LEASE

On September 12, 2018, the Company entered into a contract to sell its rights to a portion of a building with a buyer (the “Buyer”), at which time the Buyer paid RMB 100,000 ($14,898) to a shareholder of the Company as a down payment. The contract stipulated the remaining RMB 8,900,000 ($1,325,964) should be paid by the Buyer on or before September 30, 2018 and before the Company would be required to go to the relevant authority to effectuate the transfer of its property rights. The Buyer failed to make the payment on or prior to September 30, 2018, a default under the contract which gave the Company the right to terminate the contract. In October 2018, the Buyer delivered to the shareholder an additional RMB 7 million ($1.0 million). On March 25, 2019, the parties entered into a supplemental agreement which provided that the Company would transfer the property rights to Buyer if it agreed the Company would get the benefit of the RMB 7,000,000 ($1,042,893) and otherwise pay the remaining balance of RMB 1,200,000 ($178,782) on or prior to March 31, 2019. The RMB 1,200,000 ($178,782) was paid directly to the shareholder on a timely basis and the Company was given the benefit of the RMB 8,900,000 ($1,325,964) delivered to the Shareholder. The cost and accumulated depreciation of the building was $1,739,228 and $364,834, respectively. The Company recorded a loss on sale of $33,345 during the quarter ended March 31, 2019. $1,340,862 of the proceeds from the sale was collected by the principal shareholder which was offset against amounts due to the shareholder.

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

Balance sheet information related to the Company’s leases is presented below:

	March 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$173,726	$213,897

Operating lease liabilities - current	143,231	146,370
Operating lease liability – non-current	30,495	67,526
Total operating lease liabilities	$173,726	$213,896

The following provides details of the Company’s lease expenses:

	Three Months Ended March 31,
	2020	2019
Operating lease expenses	$39,541	$-

Other information related to leases is presented below:

	Three Months Ended March 31,
	2020	2019
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$39,541	$-

	March 31, 2020	December 31, 2019
Weighted Average Remaining Lease Term:
Operating leases	1.62 years	1.87 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2020 (excluding the three months ended March 31, 2020)	$111,969
2021	57,957
2022	7,244
2023	2,801
Total lease payments	179,971
Less: imputed interest	(6,245)
Total lease liabilities	173,726
Less: current portion	(143,231)
Lease liabilities – non-current portion	$30,495

11. UNEARNED REVENUE

As of March 31, 2020 and December 31, 2019, the Company had unearned revenue of $26,271 and $0, respectively. The unearned revenue was advances received from customers for the Company’s products and services.

12. RELATED PARTY TRANSACTIONS

Prepayments for acquisition

As of March 31, 2020, the Company had advances to multiple related parties in the aggregate amount of $3,982,750, including balances of $684,683 to Aixin Pharmacy Co., Ltd, Xinjin Branch, $840,611 to Aixin Liucheng Pharmacy Co., Ltd, $642,690 to Aixin Pharmacy Co., Ltd. Jianyang Store, $70,613 to Aixin Shangyan Hotel Management Co., Ltd. , and $1,744,153 to Aixin Pharmacy Co., Ltd. All of those related parties are entities controlled by Mr. Quanzhong Lin. The advances made were for the future acquisition of these related parties.

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

In June 2020, these prepayments were returned to the Company in full amount.

Advance to a Shareholder

At March 31, 2020 and December 31, 2019, the Company had advances to a major shareholder of $1,624,335 and $1,284,950, respectively. In June 2020, the shareholder repaid the advances in full amount.

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for office use; the lease term was three years until May 2017 with an option to renew. The monthly rent was RMB 5,000 ($721), the Company was required to prepay each year’s annual rent at the 15th of May of each year. The Company renewed the lease in May 2017 for another three years until May 28, 2020 with monthly rents of RMB 5,000 ($721), payable quarterly. The future annual minimum lease payment at March 31, 2020 is $1,412 for the year ending March 31, 2021. As of the date that these consolidated financial statements are issued, the Company is in the process of renewing the lease with the major shareholder.

13. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its revenues from its operations in the PRC for the quarters ended March 31, 2020 and 2019, and recorded income tax provision for the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended March 31, 2020 and 2019, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

14. SHAREHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 20,000,000 shares of blank check preferred stock at $0.001 par value and 950,000,000 shares of common stock at $.00001 par value per share. At March 31, 2020 and December 31, 2019, the Company had 340,198,699 common shares issued and outstanding.

On June 8, 2020, a major shareholder of the Company transferred 140,198,699 shares back to the Company for cancellation. After the share cancellation, there were 200,000,000 common shares issued and outstanding.

During the three months ended March 31, 2019, the same major shareholder (see Note 12) contributed $313,966 to the Company with no common shares issued.

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

For the quarters ended March 31, 2020 and 2019, stock-based compensation expenses were $92,885 and $0, respectively. As of March 31, 2020, unrecognized compensation expenses related to these stock awards are $1,694,402. These expenses are expected to be recognized over 4 years.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the quarters ended March 31, 2020 and 2019.

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

17. SUBSEQUENT EVENT

Management has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our 2019 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We market and sell consumer products in China by offering premium-quality nutritional products. We sell the products through our sales offices, exhibition events we organize and sponsor, and person-to-person marketing. Beginning in 2019, we also began to provide advertising services to third-party clients which engaged us to help distribute their products. The advertising contracts with these clients required that we market their products for specified time periods through exhibition events, conferences, and person-to-person marketing, without specifying the type or number of events. Our business mainly focuses on proactively approaching our customers such as by hosting events for which clients attend. We believe is ideally suited to marketing our products and those of our clients for which we perform advertising services because sales of nutritional products are strengthened by ongoing personal contact and support, coaching and education of our customers as to how to achieve a healthy and active lifestyle.

We do not independently test products to determine efficacy. Rather we rely upon information we uncover through inquiries in the community and a review of scientific and other literature. Once we determine to offer a product and believe it will be purchased by our clients, we will purchase a bulk quantity, enabling us to acquire products at prices below those available to smaller distributors.

During 2017, the Chinese Government worked with the Industrial and Commercial Bureau, Food and Drug Administration, Quality and Technology Supervision Bureau and Policy Department to crackdown on false advertising, illegal marketing and the distribution of adulterated products. As a result of this initiative, companies in the industry generally had lower revenues and many distributors ceased doing business. This campaign resulted in a decrease in our sales for both 2017 and 2018. Our sales recovered somewhat in 2019, though we have yet to reach the revenue rate achieved in 2016. Although China has reopened most of its economy after a mandatory lockdown in response to Covid-19, our product sales have been negatively impacted by the measures taken in Chengdu to restrict the spread of the virus and we cannot predict with any certainty the volume of revenue we will generate in 2020.

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

In response to the current Covid-19 pandemic, we have implemented the following strategies to cope with the situation.

1.	Import more products from U.S.A. and other countries to diversify the product line.
2.	Explore and strengthen our on-line sales capability.
3.	Seek more M&A business opportunities as some good companies are struggling through the Covid-19 pandemic.

It is the goal of our management, in particular, our Chairman, Quanzhong Lin to grow our business and to modify its capital structure in order to qualify for a listing on NASDAQ or the NYSE-American exchange. As part of this effort, we will continue to seek to acquire more businesses and to modify our capital structure as necessary to meet the requirements of the exchange to which we apply for a listing. As part of this effort. on June 8, 2020, Mr. Lin transferred 140,198,699 shares of our common stock to our Company for cancellation. After the share cancellation, there were 200,000,000 common shares issued and outstanding. Because this transfer occurred after the date of the financial statements that are included in this Report, it is not reflected therein.

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

100%

Chengdu AixinZhonghong Biological Technology Co., Ltd (PRC) (“AiXinZhonghong”)

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended March 31,
	2020		2019
	$	% of Revenue	$	% of Revenue
Revenue	$611,163	100%	$90,479	100%
Cost of goods sold	25,448	4%	17,196	19%
Gross profit	585,715	96%	73,283	81%
Operating expenses	337,481	55%	351,732	389%
Income (loss) from operations	248,234	41%	(278,449)	(308)%
Non-operating income (expenses), net	(17)	0%	(32,901)	(36)%
Income tax expense	-	-%	-	-%
Net income (loss)	$248,217	41%	$(311,350)	(344)%

Revenue

Revenue was $611,163 in the first quarter of 2020, compared to $90,479 in the same period of 2019, an increase of $520,684 or 575%. The increase in revenue was primarily due to the $549,929 in advertising revenue in the first quarter of 2020 compared to the same period of last year when we were not engaged in such activities, partly offset by the decrease of $29,245 or 32% in product sales. The decrease in product revenue was mainly due to the impact of the Covid-19 pandemic.

Cost of Goods Sold

Cost of goods sold was $25,448 in the first quarter of 2020, compared to $17,196 in the same period of 2019, an increase of $8,252 or 48%. The increase in our cost of goods sold is attributable to the fact that the products added to our product mix in response to the Covid-19 pandemic have lower profit margins than those we previously sold. The cost of goods sold as a percentage of revenues was 4% in the first quarter of 2020, compared to 19% in the same period of 2019 because the advertising and marketing services we provide do not require that we purchase products and thus have no cost of goods.

Gross Profit

Gross profit was $585,715 in the first quarter of 2020, compared to $73,283 in the same period of 2019, an increase of $512,432 or 699%. The increase in our gross profit was mainly due to the revenue from advertising services. Gross margin was 96% in the first quarter of 2020, compared to 81% in the same period of 2019 due to the contribution by advertising and marketing services.

Operating Expenses

Operating expenses were $337,481 and $351,732 for the first quarters of 2020 and 2019, respectively, a decrease of $14,251 or 4%. The decrease in operating expenses in the first quarter of 2020 was mainly due to a $43,922 decrease in selling expense and a $61,232 decrease in general and administrative expenses, partly offset by an increase in stock-based compensation expense of $92,885. The decrease in selling expense was mainly due to a decrease in selling personnel and a decrease in depreciation expense as a result of the building disposal in the first quarter of 2019. The decrease in general administration expense mainly resulted from a decrease in administrative personnel expenses, a decrease in depreciation expense as a result of the building disposal, and a decrease in public company related expenses, offset by an increase in bad debt expense.

Net Income (Loss)

Our net income for the first quarter of 2020 was $248,217 compared to a net loss of $311,350 in the same period of 2019, an increase in net income of $559,567. The increase in the first quarter of 2020 was mainly due to the higher revenues resulting in an increase in gross profit, the lower operating expenses, and a decrease in non-operating expenses.

Liquidity and Capital Resources

During 2017, 2018 and 2019 we depended upon advances from our major shareholder and capital raised in private placements to support our operations. During the first quarter of 2020 we generated $382,068 from operations. As of March 31, 2020, cash and cash equivalents were $23,817, compared to $9,833 as of December 31, 2019. At March 31, 2020, we had working capital of $5,079,127 compared to $4,815,092 at December 31, 2019. The improvement in our working capital over the first quarter was mainly due to the net income and positive cash flow generated from operations.

The following is a summary of cash provided by or used in each of the indicated types of activities during the quarters ended March 31, 2020 and 2019, respectively.

	March 31, 2020	March 31, 2019
Net cash provided by (used in) operating activities	$382,068	$(290,871)
Net cash used in investing activities	$-	$-
Net cash provided by (used in) financing activities	$(367,748)	$283,690

Net cash provided by (used in) operating activities

For the quarter ended March 31, 2020, net cash provided by operating activities was $382,068. This was primarily due to our net income of $248,217, adjusted by non-cash related expenses including depreciation of $12,602, provision for bad debt of $12,528, stock-based compensation of $92,885, and then increased by favorable changes in working capital of $15,836. The favorable changes in working capital mainly resulted from an increase in unearned revenue of $26,656, a decrease in inventory of $16,055, and a decrease in other receivables and prepaid expenses of $9,270, offset by an increase in taxes payable of $37,812.

For the three months ended March 31, 2019, net cash used in operating activities was $290,871. This was primarily due to a net loss of $311,350, adjusted by non-cash related expenses including depreciation of $40,578, provision for bad debt of $14,510, loss from sale of building of $33,345, deferred commission of $14,366, and deferred travel cost of $9,446, then decreased by unfavorable changes in working capital of $91,766. The unfavorable changes in working capital mainly resulted from a decrease in unearned revenue of $89,498, an increase in accounts receivable of $26,105 and a decrease in taxes payable of $11,966, offset by an increase in accrued liabilities and other payables of $18,280, and a decrease in other receivables and prepaid expenses of $10,977.

Net cash provided by (used in) financing activities

For the quarter ended March 31, 2020, net cash used in financing activities was a net of $367,748 in advances to a major shareholder.

For the three months ended March 31, 2019, net cash provided by financing activities was $283,690 which was due to an increase in paid in capital of $313,966, which was a capital contribution from the principal shareholder, offset by repayment of an advance from a shareholder of $30,276.

Recent Private Placement

To supplement our cash, in August and October 2019, we completed sales of 50,000,000 shares of our common stock for gross proceeds of $5,000,000 in private offerings exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S. The sales were made in off-shore transactions and none of the purchasers were U.S. Persons (as defined in Rule 902(k) of Regulation S). We did not pay any commissions in connection with the sale of the shares.

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

Alleviation of Going Concern Uncertainty

At the time we issued our consolidated financial statements for the year ended December 31, 2019, we evaluated relevant conditions and events including our accumulated deficit and insufficient highly liquid assets, and determined that these factors raised substantial doubt about our ability to continue as a going concern. In preparing our consolidated financial statements for the three months ended March 31, 2020, we evaluated the relevant conditions and determined that substantial doubt about our ability to continue as a going concern no longer existed. Factors that alleviated the substantial doubt about our ability to continue as a going concern include our ability to generate positive cash flow from operations in the three months ended March 31, 2020, and that in June 2020, we received approximately $7,061,349 (RMB 50,000,000) as a repayment of loans made to our major shareholder and the return of prepayments to related parties. As a result of the foregoing, we believe we will be able to meet our obligations as they become due within one year after the date that our consolidated financial statements included in this Report are issued. These factors have resolved the conditions and events that raised substantial doubt about our ability to continue as a going concern.

Covid – 19

On March 11, 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic. The Government of China has adopted various regulations and orders, including mandatory quarantines, limits on the number of people that may gather in one location, closing non-essential businesses and travel bans to limit the spread of the disease. Many of these measures have been relaxed due to the decrease in the prevalence of Covid-19 in China. To date, our ongoing operations have not been materially adversely effected by the measures taken to limit the spread of the disease in China, though such measures have impacted our product sales and our ability to timely complete our closing procedures and report our results of operations.

The measures adopted by the national government of China and local agencies, as well as the likelihood that many individuals and businesses will voluntarily shut down or self-quarantine, have and are expected to continue to have serious adverse impacts on the economy of China. The likely overall economic impact of the COVID-19 pandemic will be highly negative to the world’s economy.

Financial impacts related to COVID-19, including actions taken by us and costs incurred in response to the pandemic, were not material to our first quarter 2020 financial position, results of operations or cash flows, though they did adversely impact our product sales. We have implemented procedures to promote employee and customer safety. These measures will not have a significant increase in our operating costs. In addition, we cannot predict with certainty what measures may be taken by our suppliers and customers and the impact these measures may have on our 2020 financial position, results of operations or cash flows.

While we continue to operate substantially in the normal course, we cannot forecast with any certainty whether and to what degree the disruptions caused by the COVID-19 pandemic will increase, or the extent to which the disruption may materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.

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

Accounts Receivable

We maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the quarters ended March 31, 2020 and 2019, bad debt expense was $12,528 and $14,510, respectively. As of March 31, 2020 and December 31, 2019, the bad debt allowance was $135,925 and $125,690, respectively.

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. As sales are and have been primarily from nutritional supplements and the Company has no significant post-delivery obligations, this did not result in a material recognition of revenue on our accompanying CFS for the cumulative impact of applying this new standard. We made no adjustments to our previously reported total revenues, as those periods continue to be presented in accordance with our historical accounting practices under Topic 605, Revenue Recognition.

Revenue from sale of goods under Topic 606 is to be recognized in a manner that reasonably reflects the delivery of goods to our customers in return for expected consideration and includes the following elements:

●	executed contract(s) with our customers that we believe is legally enforceable;

●	identification of performance obligation in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of our revenue categories, is summarized below:

●	Revenue from sale of goods is recognized when goods are shipped to the customer and no other obligation exits. We do not provide unconditional return or other concessions to our customers. Our sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As alternatives for the product return option, the customers have options of asking an exchange of the products with same value.

As part of our sales incentive program, we occasionally provide free travel to customers whose prepayment to purchase products reaches to certain amounts. There are different travel incentives offered to the customers based on amount received from each customer. We record the to-be-provided free travel cost when cash is collected from customers as a debit to deferred travel cost with a corresponding credit to accrued travel cost. Once the customer utilizes the travel incentive, the cost of travel is recorded as a reduction of sales.

Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of our products sold in China are subject to the PRC VAT of 17% of the gross sales price prior to May 1, 2018, 16% since May 1, 2018. This VAT may be offset by VAT paid by us on raw materials and other materials purchased in China. We record VAT payable and VAT receivable net of payments in our financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as we act as an agent for the government.

Commencing in the third quarter of 2019, we generated revenue by providing advertising services. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, we provide advertising and marketing service through exhibition events, conferences, and person-to-person marketing. We perform a credit assessment of the customer to assess the collectability of the contract price prior to entering into contracts. The advertisement contracts require us to perform advertising services through exhibition events, conferences, and person-to-person marketing during the contracted period but, generally do not specify the type or number of events to be held. As such, we estimate that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly

Foreign Currency Translation and Comprehensive Income (Loss)

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

We use FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the first quarter of 2020 and 2019 consisted of net loss and foreign currency translation adjustments.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management of AiXin Life International, Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At March 31, 2020, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2020, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There is no pending litigation to which we are presently a party or to which our property is subject and management is not aware of any facts which are likely to result in litigation in the future.

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our 2019 Form 10-K, which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2019 Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2020, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

AIXIN LIFE INTERNATIONAL, INC.

Dated: June 26, 2020	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

