Form 10-Q
period 2020-06-30
AiXin Life International, Inc.
filed 2020-08-14
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

86-313-6732526

(Issuer’s telephone number)

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Common Stock, $0.001 Par Value	AIXN	OTCQB Venture

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of August 7, 2020, there were outstanding 200,000,000 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

June 30, 2020

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash and equivalents	$12,349	$9,833
Accounts receivable, net	-	13,511
Other receivables and prepaid expenses	283,267	50,133
Advances to suppliers	216,691	281,268
Inventory	76,825	49,487
Loan to third party	7,119,503	-
Prepayment for acquisition	-	4,053,587
Advances to related party	-	1,284,994
Total current assets	7,708,635	5,742,813
Property and equipment, net	80,410	104,509
Operating lease right-of-use assets	160,910	213,897
Total assets	$7,949,955	$6,061,219

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$36,127	$36,669
Unearned revenue	85,055	-
Taxes payable	49,065	97,378
Accrued liabilities and other payables	644,745	647,304
Operating lease liabilities - current	124,574	146,370
Advance from shareholder	1,239,507	-
Total current liabilities	2,179,073	927,721
Operating lease liabilities - non-current	36,335	67,526
Total liabilities	2,215,408	995,247

Stockholders’ equity
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 950,000,000 shares authorized; 200,000,000 and 340,198,699 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2,000	3,402
Additional paid in capital	10,928,495	10,741,323
Statutory reserve	11,721	11,721
Accumulated deficit	(5,277,829)	(5,841,955)
Accumulated other comprehensive income	70,160	151,481
Total stockholders’ equity	5,734,547	5,065,972

Total liabilities and stockholders’ equity	$7,949,955	$6,061,219

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30
	2020	2019	2020	2019

Sales revenue:
Products	$54,181	$10,787	$115,415	$101,266
Advertising	379,899	-	929,828	-
Total revenue, net	434,080	10,787	1,045,243	101,266
Cost of goods sold	21,453	4,234	46,901	21,430

Gross profit	412,627	6,553	998,342	79,836

Operating expenses
Selling	51,170	112,734	130,884	236,370
General and administrative	183,344	256,225	335,698	469,811
Provision for bad debts	848	457	13,376	14,967
Asset impairment loss	-	1,063	-	1,063
Stock-based compensation	92,885	-	185,770	-

Total operating expenses	328,247	370,479	665,728	722,211

Income (loss) from operations	84,380	(363,926)	332,614	(642,375)

Non-operating income (expenses)
Interest income	231,641	-	231,656	-
Loss from disposal of fixed assets	-	-	-	(33,166)
Other income	42	-	42	295
Other expense	(154)	(325)	(186)	(355)

Total non-operating income (expenses), net	231,529	(325)	231,512	(33,226)

Income (loss) before income tax	315,909	(364,251)	564,126	(675,601)

Income tax expense	-	-	-	-

Net income (loss)	315,909	(364,251)	564,126	(675,601)

Other comprehensive items
Foreign currency translation (loss)	13,061	68,702	(81,321)	(11,681)

Comprehensive income (loss)	$328,970	$(295,549)	$482,805	$(687,282)

Income (loss) per share - Basic and diluted	$0.001	$(0.001)	$0.002	$(0.002)

Weighted average shares outstanding	310,926,443	287,838,699	325,562,571	287,838,699

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional paid	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	in capital	reserves	deficit	income (loss)	Total
Balance, December 31, 2018	287,848,699	$2,879	$4,395,379	$11,721	$(7,736,440)	$135,577	$(3,190,884)
Capital contribution by principal shareholder	-	-	313,966	-	-	-	313,966
Net loss	-	-	-	-	(311,350)	-	(311,350)
Foreign currency translation	-	-	-	-	-	(80,383)	(80,383)
Balance at March 31, 2019 (restated)	287,848,699	2,879	4,709,345	11,721	(8,047,790)	55,194	(3,268,651)
Capital contribution by principal shareholder	-	-	935,159	-	-	-	935,159
Net loss	-	-	-	-	(364,251)	-	(364,251)
Foreign currency translation	-	-	-	-	-	68,702	68,702
Balance at June 30, 2019	287,848,699	$2,879	$5,644,504	$11,721	$(8,412,041)	$123,896	$(2,629,041)

Balance at December 31, 2019	340,198,699	$3,402	$10,741,323	$11,721	$(5,841,955)	$151,481	$5,065,972
Stock issued for services	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	248,217	-	248,217
Foreign currency translation	-	-	-	-	-	(94,382)	(94,382)
Balance at March 31, 2019	340,198,699	3,402	10,834,208	11,721	(5,593,738)	57,099	5,312,692
Cancellation of shares	(140,198,699)	(1,402)	1,402	-	-	-	-
Stock issued for services	-	-	92,885	-	—	-	92,885
Net income	-	-	-	-	315,909	-	315,909
Foreign currency translation	-	-	-	-	-	13,061	13,061
Balance at June 30, 2020	200,000,000	$2,000	$10,928,495	$11,721	$(5,277,829)	$70,160	$5,734,547

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$564,126	$(675,601)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	24,811	80,295
Provision for bad debts	13,376	14,967
Stock-based compensation	185,770	-
Interest income	(231,506)	-
Loss from disposal of fixed assets	-	33,166
Deferred commission	-	15,973
Deferred travel cost	-	10,519
Changes in net assets and liabilities:
Accounts receivable	-	(26,833)
Other receivables and prepaid expenses	(3,455)	(10,264)
Advances to suppliers	60,747	(687,533)
Inventory	(28,193)	7,267
Accounts payable	(5)	(2,947)
Unearned revenue	85,453	(89,354)
Taxes payable	(47,109)	(8,976)
Salary payable	47,334	-
Accrued liabilities and other payables	(40,559)	79,418
Net cash provided by (used in) operating activities	630,790	(1,259,903)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,133)	-
Return of prepayment for acquisition	4,013,005	-
Loan to third party	(7,152,812)	-
Net cash used in investing activities	(3,141,940)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	-	1,249,125
Lease Liability	-	(8,890)
Proceeds from advance from shareholder	2,513,789	5,146
Net cash provided by financing activities	2,513,789	1,245,381

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(123)	6,723

NET INCREASE (DECREASE) IN CASH	2,516	(7,799)

CASH, BEGINNING OF PERIOD	9,833	11,264

CASH, END OF PERIOD	$12,349	$3,465

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Proceeds from sale of building offset against shareholder loans	$-	$1,326,260
Right of use asset and related liability	$-	$207,049
Lease liability paid by shareholder	$-	$17,780

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

Effective February 1, 2018, pursuant to Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of Colorado, the Company changed its name to AiXin Life International, Inc.

The Company, through its indirectly owned AiXinZhonghong subsidiary, mainly develops and distributes consumer products by offering a line of nutritional products. The Company sells the products through exhibition events, conferences, and person-to-person marketing. Beginning in 2019, the Company began to provide advertising services to clients which engaged the Company to help distribute their products. During 2019, the Company’s revenue was primarily generated from sales of Huo’s oral solution, concentrated drinks, goat milk power, and food washing serum. During 2020, the Company’s revenue was primarily generated from sales of Tonglìke, Huo’s oral solution and food washing serum. The Company’s business mainly focuses on a proactive approach to its customers such as hosting events for clients, which it believes is ideally suited to marketing its products because sales of nutrition products are strengthened by ongoing personal contact and support, coaching and education of its clients, as to the benefits of a healthy and active lifestyle.

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

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

The balance sheets and certain comparative information as of December 31, 2019 are derived from the audited financial statements and related notes for the year ended December 31, 2019, included in the Company’s 2019 Annual Report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on previously reported consolidated net income (loss) or accumulated deficit.

Covid – 19

On March 11, 2020, the World Health Organization announced that infections caused by the corona virus disease of 2019 (“COVID-19”) had become pandemic. The Government of China has adopted various regulations and orders, including mandatory quarantines, limits on the number of people that may gather in one location, closing non-essential businesses and travel bans to limit the spread of the disease. Many of these measures have been relaxed due to the decrease in the prevalence of Covid-19 in China. To date, the ongoing operations of the Company have not been materially adversely effected by the measures taken to limit the spread of the disease in China, though such measures have impacted its ability to timely complete its closing procedures and report the results of its operations.

The measures adopted by the national government of China and local agencies, as well as the likelihood that many individuals and businesses will voluntarily shut down or self-quarantine, have and are expected to continue to have serious adverse impacts on the economy of China. The likely overall economic impact of the COVID-19 pandemic will be highly negative to the world’s economy.

Financial impacts related to COVID-19, including the Company’s actions and costs incurred in response to the pandemic, were not material to the Company’s financial position, results of operations or cash flows for the six months ended June 30, 2020. The Company has implemented procedures to promote employee and customer safety. These measures will not significantly increase its operating costs. In addition, the Company cannot predict with certainty what measures may be taken by its suppliers and customers and the impact these measures may have on its 2020 financial position, results of operations or cash flows.

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

Change in Accounting Estimate

Based on the recent results of an approval of small business taxpayer status and its receipt of a certificate of no tax due from the local tax department in March 2020, the Company determined that additionally accrued tax payables for value-added taxes, city construction tax and education tax (collectively “Other Taxes”) for the period from January 2014 to April 2016 based on the applicable tax rates for general business taxpayers should be adjusted for a change in accounting estimate.

During the period from January 2014 to April 2016, the Company determined that it did not meet the requirements of a general business taxpayer other than the revenue amount level for Other Taxes filing purposes, and therefore, during this period the Company filed and paid Other Taxes in accordance with the applicable standards for a small business taxpayer. However, based on the principle of prudence, the Company accrued additional Other Taxes payable using the applicable standards for general business taxpayer for the same period until the Company’s tax filing status was settled and resolved.

In March 2020, the local tax department approved the Company’s small business taxpayer status for the period from January 2014 to April 2016, and provided a certificate of no tax due to the Company. As a result, the Company reversed the previously accrued Other Taxes payable for the period and accounted for it as a change in accounting estimate. The effect of this change reduced tax payable by $1,168,377, increased non-operating income by $1,168,377, and increased basic and diluted earnings per share by $0.004 as of and for the year ended December 31, 2019.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2020, and December 31, 2019, the bad debt allowance was $137,166 and $125,690, respectively.

Inventory

Inventory mainly consists of health supplements. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded inventory impairment of $0 and $1,063 for the six months ended June 30, 2020 and 2019, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2020 and December 31, 2019, there were no significant impairments of its long-lived assets.

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

At June 30, 2020 and December 31, 2019, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Revenue from sale of goods under Topic 606 is recognized in a manner that reasonably reflects the delivery of the Company’s products and services to customers in return for expected consideration and includes the following elements:

●	executed contract(s) with customers that the Company believes is legally enforceable;

●	identification of performance obligation in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation of the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue categories, is summarized below:

●	Revenue from sale of goods is recognized when goods are shipped to the customer and no other obligation exits. The Company does not provide unconditional return or other concessions to the customer. The Company’s sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As an alternative to the product return option, the customers have options of asking for an exchange for products with the same value.

●	As part of the Company’s sales incentive program, the Company occasionally provides free travel to its customers whose prepayments to purchase the Company’s products reaches a certain amount. There are different travel incentives offered to customers based on the amount received from each customer. The Company records the to-be-provided free travel cost when cash is collected from customers as a debit to deferred travel cost with corresponding credit to accrued travel cost. Once the customer utilizes the travel incentive, the cost of travel is recorded as selling expenses and reduces deferred travel cost.

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

Advertising Revenue

During the six months ended June 30, 2020, the Company provided advertising services to customers. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, the Company provides advertising and marketing services to its clients through exhibition events, conferences, and person-to-person marketing. The Company performs a credit assessment of the customer to assess the collectability of the contract price prior to entering into contracts.

Most of the advertisement contracts designated that the Company perform such advertising services for its clients through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, the Company determined that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly. Such advertising revenue amounted to $923,389 for the six months ended June 30, 2020.

A smaller proportion of the Company’s advertising revenue is generated from services to its clients through exhibition events, conferences, and person-to-person marketing, and charges based on the number of promotional products sold. Such advertising revenue amounted to $6,439 for the quarter ended June 30, 2020.

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

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is covered by insurance up to RMB 500,000 ($72,500) per bank. The Company has not experienced any losses in such accounts and believes they are not exposed to any risks on its cash in these bank accounts.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and accounts payable, approximate their fair value due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. The carrying amounts reported in the consolidated balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their fair value because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

Fair Value Measurements and Disclosures

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels are defined as follow:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of June 30, 2020 and December 31, 2019, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 consisted of net income (loss) and foreign currency translation adjustments.

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

As of June 30, 2020 and 2019, the Company did not have any potentially dilutive instruments.

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

3. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $216,691 and $281,268 as of June 30, 2020 and December 31, 2019, respectively. Advances to suppliers primarily include prepayments for products expected to be delivered subsequent to balance sheet dates.

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

6. INVENTORY

Inventory consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Finished goods – health supplements	$76,825	$49,487

7. LOAN TO THIRD PARTY

On June 8, 2020, the Company entered into an unsecured loan agreement with a third party, pursuant to which the Company agreed to lend RMB 50,300,000, equivalent to $7,119,503, to the third party. This loan bears interest of RMB 74,000, equivalent to $10,474, per day, and will mature on July 28, 2020. As of June 30, 2020, interest receivable of $230,428 was presented on the consolidated balance sheets as a component of other receivables and prepaid expenses. As of July 30, 2020, the Company has received repayment of outstanding principal plus any accrued and unpaid interest in full.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Vehicle	$266,542	$268,342
Office furniture	44,759	45,423
Electronic equipment	13,717	13,920
Total	325,018	327,685
Less: Accumulated depreciation	(244,608)	(223,176)
Property and equipment, net	$80,410	$104,509

Depreciation expense for the six months ended June 30, 2020 and 2019 was $24,811 and $80,295, respectively. Depreciation expense for the three months ended June 30, 2020 and 2019 was $12,209 and $13,265, respectively.

9. TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Value-added	$7,325	$49,502
Income	30,922	31,380
City construction	660	3,615
Education	518	2,629
Other	9,640	10,252
Taxes payable	$49,065	$97,378

See Note 2 for the change in accounting estimate of taxes payable.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Accrued employees’ social insurance	$350,159	$357,378
Accrued professional fees	140,485	162,000
Accrued payroll and commission	135,549	89,748
Other payables	18,552	38,178
Total	$644,745	$647,304

11. LEASE

On September 12, 2018, the Company entered into a contract to sell its rights to a portion of a building with a buyer (the “Buyer”), at which time the Buyer paid RMB 100,000 ($14,898) to a shareholder of the Company as a down payment. The contract stipulated the remaining RMB 8,900,000 ($1,325,964) should be paid by the Buyer on or before September 30, 2018 and before the Company would be required to go to the relevant authority to effectuate the transfer of its property rights. The Buyer failed to make the payment on or prior to September 30, 2018, a default under the contract which gave the Company the right to terminate the contract. In October 2018, the Buyer delivered to the shareholder an additional RMB 7 million ($1.0 million). On March 25, 2019, the parties entered into a supplemental agreement which provided that the Company would transfer the property rights to Buyer if it agreed the Company would get the benefit of the RMB 7,000,000 ($1,042,893) and otherwise pay the remaining balance of RMB 1,200,000 ($178,782) on or prior to March 31, 2019. The RMB 1,200,000 ($178,782) was paid directly to the shareholder on a timely basis and the Company was given the benefit of the RMB 8,900,000 ($1,325,964) delivered to the Shareholder. The cost and accumulated depreciation of the building was $1,739,228 and $364,834, respectively. The Company recorded a loss on sale of $33,166 during the six months ended June 30, 2019. $1,340,862 of the proceeds from the sale was collected by the principal shareholder which was offset against amounts due to the shareholder.

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

Balance sheet information related to the Company’s leases is presented below:

	June 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$160,910	$213,897

Operating lease liabilities - current	$124,574	$146,370
Operating lease liability – non-current	36,335	67,526
Total operating lease liabilities	$160,909	$213,896

The following provides details of the Company’s lease expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expenses	$13,203	$26,669	$52,744	$26,669

Other information related to leases is presented below:

	Six Months Ended June 30,
	2020	2019
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$52,744	$26,669

	June 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term:
Operating leases	1.65 years	1.87 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2020 (excluding the six months ended June 30, 2020)	$78,115
2021	66,579
2022	15,753
2023	6,345
Total lease payments	166,792
Less: imputed interest	(5,883)
Total lease liabilities	160,909
Less: current portion	(124,574)
Lease liabilities – non-current portion	$36,335

12. UNEARNED REVENUE

As of June 30, 2020 and December 31, 2019, the Company had unearned revenue of $85,055 and $0, respectively. The unearned revenue was advances received from customers for the Company’s products and services.

13. RELATED PARTY TRANSACTIONS

Prepayments for acquisition

As of June 30, 2020 and December 31, 2019, the Company had advances to multiple related parties in the aggregate amount of $0 and $4,053,587, respectively. Balance at December 31, 2019 consisted of balances of $697,699 to Aixin Pharmacy Co., Ltd, Xinjin Branch, $855,324 to Aixin Liucheng Pharmacy Co., Ltd, $654,776 to Aixin Pharmacy Co., Ltd. Jianyang Store, $71,821 to Aixin Shangyan Hotel Management Co., Ltd., and $1,773,967 to Aixin Pharmacy Co., Ltd. All of those related parties are entities controlled by Mr. Quanzhong Lin. The advances made were for the future acquisition of these related parties.

As of June 30, 2020, these prepayments were returned to the Company in full.

Advance to/from a Shareholder

At June 30, 2020 and December 31, 2019, the Company had advances from a major shareholder of $1,239,507 and $0, respectively. At June 30, 2020 and December 31, 2019, the Company had advances to the same major shareholder of $0 and $1,284,994, respectively. The advances are payable on demand, and bear no interest.

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for office use; the lease term was three years until May 2017 with an option to renew. The monthly rent was RMB 5,000 ($708), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease until May 28, 2023 with monthly rents of RMB 5,000 ($708), payable quarterly. The future annual minimum lease payment at June 30, 2020 is $8,492 for the year ending June 30, 2021.

14. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the six months ended June 30, 2020 and 2019, and recorded income tax provision for the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the six months ended June 30, 2020 and 2019, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

15. SHAREHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 20,000,000 shares of blank check preferred stock at $0.001 par value and 950,000,000 shares of common stock at $.00001 par value per share. At June 30, 2020 and December 31, 2019, the Company had 200,000,000 and 340,198,699 common shares issued and outstanding, respectively.

During the six months ended June 30, 2020, 140,198,699 shares owned by a major shareholder were cancelled.

During the six months ended June 30, 2019, the same major shareholder (see Note 12) contributed $1,249,125 to the Company with no common shares issued.

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

For the six months ended June 30, 2020 and 2019, stock-based compensation expenses were $185,770 and $0, respectively. As of June 30, 2020, unrecognized compensation expenses related to these stock awards are $1,601,517. These expenses are expected to be recognized over 4 years.

16. STATUTORY RESERVES

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the six months ended June 30, 2020 and 2019.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

17. OPERATING CONTINGENCIES

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

The Company’s sales, purchases and expenses are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation to affect the remittance.

The Company is, from time to time, involved in litigation incidental to the conduct of its business regarding merchandise sold, employment matters, and litigation regarding intellectual property rights.

The Company believes that current pending litigation will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

18. SUBSEQUENT EVENT

On July 9, 2020, the Company received written consent in lieu of a meeting of shareholders dated July 9, 2020 (the “Written Consent”) from Quanzhong Lin, the record holder of 116,277,415 shares of common stock representing approximately 58% of the total issued and outstanding shares of common stock of the Company (the “Majority Shareholder”) to grant the Board discretionary authority to approve (in the event it is deemed advisable by our Board) an amendment (the “Amendment”) to our articles of incorporation, as amended (the “Articles of Incorporation”), to (i) effect a reverse stock split of our issued and outstanding shares of common stock, $0.00001 par value per share (the “Common Stock”), at a ratio to be determined in the discretion of our Board within a range of one (1) share of Common Stock for every two (2) to six (6) shares of Common Stock (the “Reverse Stock Split”) and (ii) a decrease in the number of shares of Common Stock authorized from 950,000,000 to 500,000,000 concurrently with the Reverse Split.

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

Overview

We market and sell consumer products in China by offering premium-quality nutritional products. We sell the products through our sales offices, exhibition events we organize and sponsor, and person-to-person marketing. Beginning in 2019, we also began to provide advertising services to clients which engage us to help distribute their products. The advertising contracts with these clients require that we market their products for specified time periods through exhibition events, conferences, and person-to-person marketing, without specifying the type or number of events. Our business mainly focuses on proactively approaching our customers such as by hosting events for clients, which we believe is ideally suited to marketing our products and those of our clients for which we perform advertising services because sales of nutritional products are strengthened by ongoing personal contact and support, coaching and education among the Company and our clients towards how to achieve a healthy and active lifestyle.

We do not independently test products to determine efficacy. Rather we rely upon information we uncover through inquiries in the community and a review of scientific and other literature. Once we determine to offer a product and believe it will be purchased by our clients, we will purchase a bulk quantity, enabling us to acquire products at prices below those available to smaller distributors.

During 2017, the Chinese Government worked with the Industrial and Commercial Bureau, Food and Drug Administration, Quality and Technology Supervision Bureau and Policy Department to crackdown on false advertising, illegal marketing and the distribution of adulterated products. As a result of this initiative, companies in the industry generally had lower revenues and many distributors ceased doing business. This campaign resulted in a decrease in our sales for both 2017 and 2018. Our sales recovered somewhat in 2019, though we have yet to reach the revenue rate achieved in 2016. Although China has reopened most of its economy after a mandatory lockdown, in response to Covid-19, our product sales have been negatively impacted by the measures taken in Chengdu to restrict the spread of the virus and we cannot predict with any certainty the volume of revenue we will generate in 2020.

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

In response to the current Covid-19 pandemic, the company has implemented the following strategies to cope with the situation.

1.	Import more products from the U.S.A. and other countries to diversify the product line.
2.	Explore and strengthen our on-line sales capability.
3.	Seek more M&A business opportunities as some good companies are struggling through the Covid-19 pandemic.

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

100%

Chengdu AixinZhonghong Biological Technology Co., Ltd (PRC) (“AiXinZhonghong”)

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended June 30,
	2020		2019
	$	% of Revenue	$	% of Revenue
Revenue	$434,080	100%	$10,787	100%
Cost of goods sold	21,453	5%	4,234	39%
Gross profit	412,627	95%	6,553	61%
Operating expenses	328,247	76%	370,479	3434%
Income (loss) from operations	84,380	19%	(363,926)	(3374)%
Non-operating income (expenses), net	231,529	53%	(325)	(3)%
Income tax expense	-	-%	-	-%
Net income (loss)	$315,909	73%	$(364,251)	(3377)%

	Six Months Ended June 30,
	2020		2019
	$	% of Revenue	$	% of Revenue
Revenue	$1,045,243	100%	$101,266	100%
Cost of revenue	46,901	4%	21,430	21%
Gross profit	998,342	96%	79,836	79%
Operating expenses	665,728	64%	722,211	713%
Income (loss) from operations	332,614	32%	(642,375)	(634)%
Non-operating income (expenses), net	231,512	23%	(33,226)	(33)%
Income tax expense	-	-%	-	-%
Net income (loss)	$564,126	54%	$(675,601)	(667)%

Revenue

Revenue was $434,080 for the three months ended June 30, 2020, compared to $10,787 in the same period of 2019, an increase of $423,293 or 3924%. Revenue was $1,045,243 in the first six months of 2020, compared to $101,266 in the same period of 2019, an increase of $943,977 or 932%. The increase in revenue was primarily due to the $379,899 and $929,828 in advertising revenue in the second quarter and the first six months of 2020, respectively, compared to the same periods of last year when we were not engaged in such activities. The increase in product sales in the second quarter of 2020 also contributed to the increase in revenue in the second quarter and the first six months of 2020.

Cost of Goods Sold

Cost of goods sold was $21,453 and $46,901 in the three and six months ended June 30, 2020, respectively, compared to $4,234 and $21,430 in the same periods of 2019, an increase of $17,219 or 407% and $25,471 or 119%. The increase in our cost of goods sold is attributable to the increase in product sales. The cost of goods sold as a percentage of product sales was 40% and 41% in the three and six months ended June 30, 2020, respectively, compared to 39% and 21% in the same periods of 2019. The cost of goods sold as a percentage of product sales in the six months ended June 30, 2020 was higher than that in the same period last year due to adding higher margin products in the products mix. The advertising and marketing services we provide do not require that we purchase products and thus have no cost of goods.

Gross Profit

Gross profit was $412,627 and $998,342 in the three and six months ended June 30, 2020, respectively, compared to $6,553 and $79,836 in the same periods of 2019, an increase of $406,074 or 6197% and $918,506 or 1150%. The increase in our gross profit and gross margin was mainly due to the revenue from advertising services and adding higher margin products in the product mix as mentioned above.

Operating Expenses

Operating expenses were $328,247 and $665,728 for the three and six months ended June 30, 2020, respectively, compared to $370,479 and $722,211 for the comparable periods last year, a decrease of $42,232 or 11% and $56,483 or 8%. The decrease in operating expenses in the second quarter and first half of 2020 was mainly due to the decreases in selling expense and in general and administrative expenses, partly offset by the increase in stock-based compensation expense. The decrease in selling expense was mainly due to a decrease in sales personnel, a decrease in depreciation expense as a result of the building disposal in the first quarter of 2019, and a decrease in commission costs, partly offset by an increase in lease expense. The decrease in general administrative expense mainly resulted from a decrease in administrative personnel expenses, a decrease in depreciation expense as a result of the building disposal, and a decrease in public company related expenses, offset by an increase in lease expense.

Net Income (Loss)

Our net income for the three and six months ended June 30, 2020 was $315,909 and $564,126, respectively, compared to a net loss of $364,251 and $675,601 in the same periods of 2019, an increase in net income of $680,160 and $1,239,727. The increase in the second quarter and the first half of 2020 was mainly due to the higher revenues resulting in an increase in gross profit, the lower operating expenses, and higher interest income from a loan to third party.

Liquidity and Capital Resources

During 2017, 2018 and 2019 we depended upon advances from our major shareholder and capital raised in private placements to support our operations. During the first half of 2020 we generated $630,790 from operations. As of June 30, 2020, cash and cash equivalents were $12,349, compared to $9,833 as of December 31, 2019. At June 30, 2020, we had working capital of $5,529,562 compared to $4,815,092 at December 31, 2019. The improvement in our working capital over the first six months was mainly due to the net income and positive cash flow generated from operations.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2020 and 2019, respectively.

	June 30, 2020	June 30, 2019
Net cash provided by (used in) operating activities	$630,790	$(1,259,903)
Net cash used in investing activities	$(3,141,940)	$-
Net cash provided by financing activities	$2,513,789	$1,245,381

Net cash provided by (used in) operating activities

For the six months ended June 30, 2020, net cash provided by operating activities was $630,790. This was primarily due to our net income of $564,126, adjusted by non-cash related expenses and income including depreciation of $24,811, provision for bad debt of $13,376, stock based compensation of $185,770, and interest income of $231,506, and then increased by favorable changes in working capital of $74,213. The favorable changes in working capital mainly resulted from an increase in unearned revenue of $85,453, a decrease in advances to suppliers of $60,747, and an increase in salary payable of $47,334, offset by an increase in inventory of $28,193, a decrease in taxes payable of $47,109 and a decrease in accrued liabilities and other payables of $40,559.

For the six months ended June 30, 2019, net cash used in operating activities was $1,259,903. This was primarily due to a net loss of $675,601, adjusted by non-cash related expenses including depreciation of $80,295, provision for bad debt of $14,967, loss from sale of a building of $33,166, deferred commission of $15,973 and deferred travel cost of $10,519, then decreased by unfavorable changes in working capital of $739,222. The unfavorable changes in working capital mainly resulted from an increase in advances to suppliers of $687,533, a decrease in unearned revenue of $89,354, and an increase in accounts receivable of $26,833, partly offset by an increase in accrued liabilities and other payables of $79,418.

Net cash used in investing activities

For the six months ended June 30, 2020, net cash used in investing activities was $3,141,940 which was mainly due to a loan to third party of $7,152,812, offset by the return of prepayments made for acquisitions of $4,013,005.

Net cash provided by financing activities

For the six months ended June 30, 2020, net cash provided by financing activities was a net of $2,513,789 as a result of the return of advances made to a major shareholder.

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

Covid – 19

On March 11, 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic. The Government of China has adopted various regulations and orders, including mandatory quarantines, limits on the number of people that may gather in one location, closing non-essential businesses and travel bans to limit the spread of the disease. Many of these measures have been relaxed due to the decrease in the prevalence of Covid-19 in China. To date, our ongoing operations have not been materially adversely effected by the measures taken to limit the spread of the disease in China, though such measures have impacted our product sales and our ability to timely complete our closing procedures and report our results of operations on a quarterly basis.

The measures adopted by the national government of China and local agencies, as well as the decision by many individuals and businesses to voluntarily shut down or self-quarantine, have and are expected to continue to have serious adverse impacts on the economy of China. The likely overall economic impact of the COVID-19 pandemic will be highly negative to the world’s economy.

Financial impacts related to COVID-19, including actions taken by us and costs incurred in response to the pandemic, were not material to our financial position, results of operations or cash flows for the six months ended June 30, 2020, though they did adversely impact our product sales. We have implemented procedures to promote employee and customer safety. These measures will not significantly increase our operating costs. In addition, we cannot predict with certainty what measures may be taken by our suppliers and customers and the impact these measures may have on our 2020 financial position, results of operations or cash flows.

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

Accounts Receivable

The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the six months ended June 30, 2020 and 2019, bad debt expense was $13,376 and $14,967, respectively. As of June 30, 2020 and December 31, 2019, the bad debt allowance was $137,166 and $125,690, respectively.

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

Revenue from sales of goods under Topic 606 is recognized in a manner that reasonably reflects the delivery of the Company’s products and services to customers in return for expected consideration and includes the following elements:

●	executed contract(s) with customers that the Company believes is legally enforceable;

●	identification of performance obligation in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation of the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue categories, is summarized below:

●	Revenue from sale of goods is recognized when goods are shipped to the customer and no other obligation exits. The Company does not provide unconditional return or other concessions to the customer. The Company’s sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As an alternative to the product return option, the customers have options of asking for an exchange for products with the same value.

●	As part of the Company’s sales incentive program, the Company occasionally provides free travel to its customers whose prepayments to purchase the Company’s products reaches a certain amount. There are different travel incentives offered to customers based on the amount received from each customer. The Company records the to-be-provided free travel cost when cash is collected from customers as a debit to deferred travel cost with corresponding credit to accrued travel cost. Once the customer utilizes the travel incentive, the cost of travel is recorded as selling expenses and reduces deferred travel cost.

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

Commencing in the third quarter of 2019, we generated revenue by providing advertising services. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, we provide advertising and marketing services through exhibition events, conferences, and person-to-person marketing. We perform a credit assessment of the customer to assess the collectability of the contract price prior to entering into contracts. Most of the advertisement contracts designated that the Company perform such advertising services for its clients through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, we estimate that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly

Foreign Currency Translation and Comprehensive Income (Loss)

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

We use FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the three and six months ended June 30, 2020 and 2019 consisted of net loss and foreign currency translation adjustments.

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

At June 30, 2020, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at June 30, 2020, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2020, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

AIXIN LIFE INTERNATIONAL, INC.

Dated: August 14, 2020	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

