Form 10-Q
period 2020-09-30
AiXin Life International, Inc.
filed 2020-11-16
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of November 13, 2020, there were outstanding 49,999,901 shares of the registrant’s common stock.

Reverse Split

Amendment to C of I

Adjust historical share and per share numbers

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

September 30, 2020

The Company effected a 1 for 4 reverse split of its common stock effective October 27, 2020. As a result of the reverse split and the elimination of fractional shares, the number of shares of common stock outstanding upon effectiveness of the reverse was reduced from to 200,000,000 to 49,999,901. All share and per share numbers in this Report have been adjusted to give effect to the reverse stock split.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2020	2019
	(Unaudited)
Assets
Current assets
Cash and equivalents	$7,958,800	$9,833
Accounts receivable, net	-	13,511
Other receivables and prepaid expenses	33,558	50,133
Advances to suppliers	223,274	281,268
Inventory	83,525	49,487
Prepayments for acquisition	-	4,053,587
Advances to related party	-	1,284,994
Total current assets	8,299,157	5,742,813
Property and equipment, net	73,763	104,509
Operating lease right-of-use assets	128,679	213,897
Total assets	$8,501,599	$6,061,219

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$37,592	$36,669
Unearned revenue	1,106	-
Taxes payable	74,135	97,378
Accrued liabilities and other payables	560,914	647,304
Operating lease liabilities - current	101,544	146,370
Advance from shareholder	970,699	-
Total current liabilities	1,745,990	927,721
Operating lease liabilities - non-current	27,135	67,526
Total liabilities	1,773,125	995,247

Stockholders’ equity
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 49,999,901 and 85,049,576 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	500	850
Additional paid in capital	11,022,880	10,743,875
Statutory reserve	11,721	11,721
Accumulated deficit	(4,637,498)	(5,841,955)
Accumulated other comprehensive income	330,871	151,481
Total stockholders’ equity	6,728,474	5,065,972

Total liabilities and stockholders’ equity	$8,501,599	$6,061,219

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30
	2020	2019	2020	2019

Sales revenue:
Products	$54,918	$1,322,797	$170,333	$1,424,063
Advertising	673,978	638,038	1,603,806	638,038
Total revenue, net	728,896	1,960,835	1,774,139	2,062,101
Cost of goods sold	20,478	234,653	67,379	256,083

Gross profit	708,418	1,726,182	1,706,760	1,806,018

Operating expenses
Selling	51,409	676,761	182,293	913,131
General and administrative	244,772	225,234	580,470	695,045
Provision for bad debts	75	67,644	13,451	82,611
Asset impairment loss	-	(1,063)	-	-
Stock-based compensation	92,885	-	278,655	-

Total operating expenses	389,141	968,576	1,054,869	1,690,787

Income from operations	319,277	757,606	651,891	115,231

Non-operating income (expenses)
Interest income	297,895	-	529,551	-
Loss from disposal of building	-	-	-	(32,945)
Other income	25,741	-	25,783	293
Other expense	(263)	(371)	(449)	(945)

Total non-operating income (expenses), net	323,373	(371)	554,885	(33,597)

Income before income tax	642,650	757,235	1,206,776	81,634

Income tax expense	2,319	-	2,319	-

Net income	640,331	757,235	1,204,457	81,634

Other comprehensive items
Foreign currency translation (loss)	260,711	(47,901)	179,390	(59,582)

Comprehensive income	$901,042	$709,334	$1,383,847	$22,052

Earnings per share - Basic and diluted	$0.013	$0.010	$0.017	$0.001

Weighted average shares outstanding	49,999,901	72,668,597	70,850,620	72,199,951

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional paid in capital	Stock Subscription received in advance	Statutory reserves	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2018	71,962,076	$720	$4,397,538	$-	$11,721	$(7,736,440)	$135,577	$(3,190,884)
Capital contribution by principal shareholder	-	-	1,249,125	-	-	-	-	1,249,125
Net loss	-	-	-	-	-	(675,601)	-	(675,601)
Foreign currency translation	-	-	-	-	-	-	(11,681)	(11,681)
Balance at June 30, 2019	71,962,076	720	5,646,663	-	11,721	(8,412,041)	123,896	(2,629,041)
Issuance of shares	2,500,000	25	999,975	-	-	-	-	1,000,000
Stock subscription received in advance	-	-	-	4,000,000	-	-	-	4,000,000
Net income	-	-	-	-	-	757,235	-	757,235
Foreign currency translation	-	-	-	-	-	-	(47,901)	(47,901)
Balance at September 30, 2019	74,462,076	$745	$6,646,638	$4,000,000	$11,721	$(7,654,806)	$75,995	$3,080,293

Balance at December 31, 2019	85,049,576	$850	$10,743,875	$-	$11,721	$(5,841,955)	$151,481	$5,065,972
Cancellation of shares	(35,049,675)	(350)	350	-	-	-	-	-
Stock-based compensation	-	-	185,770	-	-	-	-	185,770
Net income	-	-	-	-	-	564,126	-	564,126
Foreign currency translation	-	-	-	-	-	-	(81,321)	(81,321)
Balance at June 30, 2020	49,999,901	500	10,929,995	-	11,721	(5,277,829)	70,160	5,734,547
Stock-based compensation	-	-	92,885	-	-	-	-	92,885
Net income	-	-	-	-	-	640,331	-	640,331
Foreign currency translation	-	-	-	-	-	-	260,711	260,711
Balance at September 30, 2020	49,999,901	$500	$11,022,880	$-	$11,721	$(4,637,498)	$330,871	$6,728,474

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,204,457	$81,634
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	34,572	117,314
Provision for bad debts	13,451	82,611
Stock-based compensation	278,655	-
Loss from disposal of building	-	32,945
Deferred commission	-	341,579
Deferred travel cost	-	222,197
Changes in net assets and liabilities:
Accounts receivable	-	(145,227)
Other receivables and prepaid expenses	17,327	7,318
Advances to suppliers	63,235	(429,124)
Inventory	(31,830)	(8,227)
Accounts payable	(5)	(2,928)
Unearned revenue	1,074	(1,834,376)
Taxes payable	(24,966)	211,500
Accrued liabilities and other payables	(99,549)	(174,526)
Net cash provided by (used in) operating activities	1,456,421	(1,497,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,145)	(58,551)
Advances to related parties for acquisition	-	(4,126,931)
Return of prepayment for acquisition	4,035,615	-
Net cash provided by (used in) investing activities	4,033,470	(4,185,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	-	2,249,125
Lease liability	-	(33,220)
Stock subscription received in advance	-	4,000,000
Change in advance from shareholder	2,227,904	(288,974)
Net cash provided by financing activities	2,227,904	5,926,931

EFFECT OF EXCHANGE RATE CHANGE ON CASH	231,172	104,944

NET INCREASE (DECREASE) IN CASH	7,948,967	349,083

CASH, BEGINNING OF PERIOD	9,833	11,264

CASH, END OF PERIOD	$7,958,800	$360,347

Supplemental Cash flow data:
Income tax paid	$2,319	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Proceeds from sale of building offset against shareholder loans	$-	$1,317,400
Right of use asset and related liability	$-	$203,426
Lease liability paid by shareholder	$-	$17,661

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

During each year since Mercari was reactivated until 2017, the Company had no revenue and had losses approximately equal to the expenditures required to reactivate and comply with filing and reporting obligations. Expenditures were paid by Mercari from capital contributions and loans made by Mercari’s principal stockholders and entities controlled by Mercari’s directors.)

On January 20, 2017, Algodon sold 10,955,500 shares of the Company’s common stock, 96.5% of the Company’s outstanding shares, to China Concentric, for $260,000, and assigned its right to the repayment of $150,087 of non-interest bearing advances to the Company for working capital, pursuant to a Stock Purchase Agreement dated December 20, 2016, as amended. Prior to entering into the Stock Purchase Agreement with Algodon, neither China Concentric nor any of its affiliates had any relationship to the Company, Algodon or any of their respective affiliates.

On February 2, 2017, Mr. Quanzhong Lin purchased 7,380,352 shares of the Company’s common stock, 65.0% of its outstanding shares from China Concentric for $300,000, pursuant to a Stock Purchase Agreement dated December 21, 2016, which resulted in a change in control of our company.

On December 12, 2017, the Company issued 56,838,151 shares of common stock to Mr. Lin, the sole stockholder of AiXin (BVI) International Group Co., Ltd. a British Virgin Islands corporation (“AiXin BVI”), for his shares of AiXin BVI, pursuant to a Share Exchange Agreement.

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

The Company, through its indirectly owned AiXinZhonghong subsidiary, mainly develops and distributes consumer products by offering a line of nutritional products. The Company sells the products through exhibition events, conferences, and person-to-person marketing. Beginning in 2019, the Company began to provide advertising services to clients which engaged the Company to help distribute their products. During 2019, the Company’s product sales revenue was primarily generated from sales of Huo’s oral solution, concentrated drinks, goat milk power, and food washing serum. During 2020, the Company’s product sales revenue was primarily generated from sales of Tonglìke, Huo’s oral solution, probiotics and food washing serum. The Company’s business mainly focuses on a proactive approach to its customers such as hosting events for clients, which it believes is ideally suited to marketing its products because sales of nutrition products are strengthened by ongoing personal contact and support, coaching and education of its clients, as to the benefits of a healthy and active lifestyle.

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

Financial impacts related to COVID-19, including the Company’s actions and costs incurred in response to the pandemic, were not material to the Company’s financial position, results of operations or cash flows for the nine months ended September 30, 2020. The Company has implemented procedures to promote employee and customer safety. These measures will not significantly increase its operating costs. In addition, the Company cannot predict with certainty what measures may be taken by its suppliers and customers and the impact these measures may have on its 2020 financial position, results of operations or cash flows.

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

In March 2020, the local tax department approved the Company’s small business taxpayer status for the period from January 2014 to April 2016 and provided a certificate of no tax due to the Company. As a result, the Company reversed the previously accrued Other Taxes payable for the period and accounted for it as a change in accounting estimate. The effect of this change reduced tax payable by $1,168,377, increased non-operating income by $1,168,377, and increased basic and diluted earnings per share by $0.015 as of and for the year ended December 31, 2019.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2020, and December 31, 2019, the bad debt allowance was $142,732 and $125,690, respectively.

Inventory

Inventory mainly consists of health supplements. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded no inventory impairment for the nine months ended September 30, 2020 and 2019, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2020 and December 31, 2019, there were no significant impairments of its long-lived assets.

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

At September 30, 2020 and December 31, 2019, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Revenue from sale of goods under Topic 606 is recognized in a manner that reasonably reflects the delivery of the Company’s products and services to customers in return for expected consideration and includes the following elements:

●	executed contract(s) with customers that the Company believes is legally enforceable;

●	identification of performance obligation in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation of the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue categories, is summarized below:

●	Revenue from sale of goods is recognized when goods are shipped to the customer and no other obligation exits. The Company does not provide unconditional return or other concessions to the customer. The Company’s sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As an alternative to the product return option, the customers have options of asking for an exchange for products with the same value.

●	As part of the Company’s sales incentive program, the Company occasionally provides free travel to its customers whose prepayments to purchase the Company’s products reaches a certain amount. There are different travel incentives offered to customers based on amount received from each customer. The Company records the to-be-provided free travel cost when cash is collected from customers as a debit to deferred travel cost with corresponding credit to accrued travel cost. Once the customer utilizes the travel incentive, the cost of travel is recorded as selling expenses and reduces deferred travel cost.

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

Advertising Revenue

During the nine months ended September 30, 2020, the Company provided advertising services to customers. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, the Company provides advertising and marketing services to its clients through exhibition events, conferences, and person-to-person marketing. The Company performs a credit assessment of the customer to assess the collectability of the contract price prior to entering into contracts.

Most of the advertisement contracts designated that the Company perform such advertising services for its clients through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, the Company determined that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly. Such advertising revenue amounted to $1,597,330 for the nine months ended September 30, 2020.

A smaller proportion of the Company’s advertising revenue is generated from services to its clients through exhibition events, conferences, and person-to-person marketing, and charges based on the number of promotional products sold. Such advertising revenue amounted to $6,476 for the nine months ended September 30, 2020.

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

As of September 30, 2020 and December 31, 2019, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 consisted of net income (loss) and foreign currency translation adjustments.

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

As of September 30, 2020 and 2019, the Company did not have any potentially dilutive instruments.

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

3. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $223,274 and $281,268 as of September 30, 2020 and December 31, 2019, respectively. Advances to suppliers primarily include prepayments for products expected to be delivered subsequent to balance sheet dates.

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

6. INVENTORY

Inventory consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Finished goods – health supplements	$83,525	$49,487

7. LOAN TO THIRD PARTY

On June 8, 2020, the Company entered into an unsecured loan agreement with a third party, pursuant to which the Company agreed to lend RMB 50,300,000, equivalent to $7,408,389, to the third party. This loan bears interest of RMB 74,000, equivalent to $10,582, per day, and will mature on July 28, 2020. As of September 30, 2020, the Company has received the repayment of principal and interest in full amount, and recorded interest income of $529,116 during the nine months ended September 30, 2020.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Vehicle	$277,357	$268,342
Office furniture	46,575	45,423
Electronic equipment	14,273	13,920
Total	338,205	327,685
Less: Accumulated depreciation	(264,442)	(223,176)
Property and equipment, net	$73,763	$104,509

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $34,572 and $66,433, respectively. Depreciation expense for the three months ended September 30, 2020 and 2019 was $9,761 and $12,807, respectively.

9. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Value-added	$28,065	$49,502
Income	32,176	31,380
City construction	2,118	3,615
Education	1,562	2,629
Other	10,214	10,252
Taxes payable	$74,135	$97,378

See Note 2 for the change in accounting estimate of taxes payable.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Accrued employees’ social insurance	$356,131	$357,378
Accrued professional fees	52,413	162,000
Accrued payroll and commission	131,975	89,748
Other payables	20,395	38,178
Total	$560,914	$647,304

11. LEASE

On September 12, 2018, the Company entered into a contract to sell its rights to a portion of a building with a buyer (the “Buyer”), at which time the Buyer paid RMB 100,000 ($14,898) to a shareholder of the Company as a down payment. The contract stipulated the remaining RMB 8,900,000 ($1,325,964) should be paid by the Buyer on or before September 30, 2018 and before the Company would be required to go to the relevant authority to effectuate the transfer of its property rights. The Buyer failed to make the payment on or prior to September 30, 2018, a default under the contract which gave the Company the right to terminate the contract. In October 2018, the Buyer delivered to the shareholder an additional RMB 7 million ($1.0 million). On March 25, 2019, the parties entered into a supplemental agreement which provided that the Company would transfer the property rights to Buyer if it agreed the Company would get the benefit of the RMB 7,000,000 ($1,042,893) and otherwise pay the remaining balance of RMB 1,200,000 ($178,782) on or prior to March 31, 2019. The RMB 1,200,000 ($178,782) was paid directly to the shareholder on a timely basis and the Company was given the benefit of the RMB 8,900,000 ($1,325,964) delivered to the Shareholder. The cost and accumulated depreciation of the building was $1,739,228 and $364,834, respectively. The Company recorded a loss on sale of $32,945 during the nine months ended September 30, 2019. $1,340,862 of the proceeds from the sale was collected by the principal shareholder which was offset against amounts due to the shareholder.

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

The Company also has operating leases for other sales locations under various operating lease arrangements. The leases have remaining lease terms of approximately six months to 3 years.

Balance sheet information related to the Company’s leases is presented below:

	September 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$128,679	$213,897

Operating lease liabilities – current	$101,544	$146,370
Operating lease liability – non-current	27,135	67,526
Total operating lease liabilities	$128,679	$213,896

The following provides details of the Company’s lease expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expenses	$13,878	$26,314	$66,622	$52,983

Other information related to leases is presented below:

	Nine Months Ended September 30,
	2020	2019
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$66,622	$52,983

	September 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term:
Operating leases	1.39 years	1.87 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2020 (excluding the nine months ended September 30, 2020)	$40,642
2021	69,280
2022	16,392
2023	6,603
Total lease payments	132,917
Less: imputed interest	(4,238)
Total lease liabilities	128,679
Less: current portion	(101,544)
Lease liabilities – non-current portion	$27,135

12. UNEARNED REVENUE

As of September 30, 2020 and December 31, 2019, the Company had unearned revenue of $1,106 and $0, respectively. The unearned revenue was advances received from customers for the Company’s products and services.

13. RELATED PARTY TRANSACTIONS

Prepayments for acquisition

As of September 30, 2020 and December 31, 2019, the Company had advances to multiple related parties in the aggregate amount of $0 and $4,053,587, respectively. The balance at December 31, 2019 consisted of balances of $697,699 to Aixin Pharmacy Co., Ltd, Xinjin Branch, $855,324 to Aixin Liucheng Pharmacy Co., Ltd, $654,776 to Aixin Pharmacy Co., Ltd. Jianyang Store, $71,821 to Aixin Shangyan Hotel Management Co., Ltd., and $1,773,967 to Aixin Pharmacy Co., Ltd. All of those related parties are entities controlled by Mr. Quanzhong Lin. The advances made were for the future acquisition of these related parties.

As of September 30, 2020, these prepayments were returned to the Company in full.

Advance to/from a Shareholder

At September 30, 2020 and December 31, 2019, the Company had advances from a major shareholder of $970,699 and $0, respectively. At September 30, 2020 and December 31, 2019, the Company had advances to the same major shareholder of $0 and $1,284,994, respectively. The advances are payable on demand and bear no interest.

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for office use; the lease term was three years until May 2017 with an option to renew. The monthly rent was RMB 5,000 ($736), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease until May 28, 2023 with monthly rents of RMB 5,000 ($736), payable quarterly. The future annual minimum lease payment at September 30, 2020 is $8,837 for the year ending September 30, 2021.

14. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the nine months ended September 30, 2020 and 2019, and recorded income tax provision for the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the nine months ended September 30, 2020 and 2019, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

15. STOCKHOLDERS’ EQUITY

On August 17, 2020, by unanimous written consent in lieu of a meeting, the Board adopted resolutions authorizing a one (1)-for-four (4) reverse stock split and on August 19, 2020 the Company filed Articles of Amendment to effect the reverse stock split with the Secretary of State of the State of Colorado. The reverse stock split becomes effective on October 27, 2020. According to the Articles of Amendment, the Company is authorized to issue 20,000,000 shares of blank check preferred stock at $0.001 par value and 500,000,000 shares of common stock at $.00001 par value. All share, earnings per share and price per share information has been retroactively adjusted to reflect the reverse stock split.

At September 30, 2020 and December 31, 2019, the Company had 49,999,901 and 85,049,576 post-split common shares issued and outstanding, respectively.

During the nine months ended September 30, 2020, 35,049,675 post-split shares owned by a major shareholder were cancelled.

During the nine months ended September 30, 2019, the same major shareholder contributed $1,249,125 to the Company with no common shares issued.

Stock Awards Issued for Services

On October 22, 2019, the Company granted and issued 37,500 shares to its employees and contractors under its 2019 Equity Incentive Plan. The stock awards were valued at $337,500 based on the closing price of $9 on the grant date.

On October 24, 2019, the Company granted and issued 550,000 shares to its employees and contractors under its 2019 Equity Incentive Plan. The stock awards were valued at $1,520,200 based on the closing price of $2.764 on the grant date.

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

For the nine months ended September 30, 2020 and 2019, stock-based compensation expenses were $278,655 and $0, respectively. As of September 30, 2020, unrecognized compensation expenses related to these stock awards are $1,508,632. These expenses are expected to be recognized over 4 years.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the nine months ended September 30, 2020 and 2019.

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

18. SUBSEQUENT EVENT

The Company announced on October 27, 2020 that the Amendment to its Articles of Incorporation to effect a reverse stock split of its issued and outstanding common stock, at a ratio of 1-for- 4 would become effective at 5:01 PM on October 27, 2020. The Company’s common stock began trading on a split-adjusted basis commencing upon market open on October 28, 2020.

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

It is the goal of our management, in particular, our Chairman, Quanzhong Lin to grow our business and to modify its capital structure in order to qualify for a listing on NASDAQ or the NYSE-American exchange. As part of this effort, we will continue to seek to acquire more businesses and to modify our capital structure as necessary to meet the requirements of the exchange to which we apply for a listing. As part of this effort. on June 8, 2020, Mr. Lin transferred 35,049,675 shares of our common stock to our Company for cancellation. After the share cancellation, there were 50,000,000 common shares issued and outstanding.

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

100%

Chengdu AixinZhonghong Biological Technology Co., Ltd (PRC) (“AiXinZhonghong”)

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended September 30,
	2020		2019
	$	% of Revenue	$	% of Revenue
Revenue	$728,896	100%	$1,960,835	100%
Cost of goods sold	20,478	3%	234,653	12%
Gross profit	708,418	97%	1,726,182	88%
Operating expenses	389,141	53%	968,576	49%
Income (loss) from operations	319,277	44%	757,606	39%
Non-operating income (expenses), net	323,373	44%	(371)	-%
Income tax expense	2,319	-%	-	-%
Net income (loss)	$640,331	88%	$757,235	39%

	Nine Months Ended September 30,
	2020		2019
	$	% of Revenue	$	% of Revenue
Revenue	$1,774,139	100%	$2,062,101	100%
Cost of revenue	67,379	4%	256,083	12%
Gross profit	1,706,760	96%	1,806,018	88%
Operating expenses	1,054,869	59%	1,690,787	82%
Income (loss) from operations	651,891	37%	115,231	6%
Non-operating income (expenses), net	554,885	31%	(33,597)	(2)%
Income tax expense	2,319	-%	-	-%
Net income (loss)	$1,204,457	68%	$81,634	4%

Revenue

Revenue was $728,896 for the three months ended September 30, 2020, compared to $1,960,835 in the same period of 2019, a decrease of $1,231,939 or 63%. Revenue was $1,774,139 in the first nine months of 2020, compared to $2,062,101 in the same period of 2019, a decrease of $287,962 or 14%. The decrease in revenue was primarily due to the decrease in product sales in the third quarter and the first nine months of 2020, respectively, compared to the same periods of last year. The increase in advertising revenue in the third quarter and the first nine months of 2020 partly offset the decrease in revenue from product sales.

Cost of Goods Sold

Cost of goods sold was $20,478 and $67,379 in the three and nine months ended September 30, 2020, respectively, compared to $234,653 and $256,083 in the same periods of 2019, a decrease of $214,175 or 91% and $188,704 or 74%. The decrease in our cost of goods sold is due to the decrease in product sales. The cost of goods sold as a percentage of product sales was 37% and 40% in the three and nine months ended September 30, 2020, respectively, compared to 18% and 18% in the same periods of 2019. The cost of goods sold as a percentage of product sales in the three and nine months ended September 30, 2020 was higher than that in the same periods last year due to substantial lower sales volume of certain high margin products. The advertising and marketing services we provide do not require that we purchase products and thus have no cost of goods.

Gross Profit

Gross profit was $708,418 and $1,706,760 in the three and nine months ended September 30, 2020, respectively, compared to $1,726,182 and $1,806,018 in the same periods of 2019, a decrease of $1,017,764 or 59% and $99,258 or 6%. The decrease in our gross profit was mainly due to the decrease in product sales, partly offset by the higher revenue from advertising services. The increase in our gross margin was mainly due to the fact that there is no cost of goods sold associated with our advertising services.

Operating Expenses

Operating expenses were $389,141 and $1,054,869 for the three and nine months ended September 30, 2020, respectively, compared to $968,576 and $1,690,787 for the comparable periods last year, a decrease of $579,435 or 60% and $635,918 or 38%. The decrease in operating expenses in the third quarter of 2020 was mainly due to the decreases in selling expense and the provision for bad debts, partly offset by the increase in general and administrative expenses and in stock-based compensation expense. The decrease in operating expenses in the first nine months of 2020 was mainly due to the decreases in selling expense and in general and administrative expenses, partly offset by the increase in stock-based compensation expense.

The decrease in selling expense for the three and nine months ended September 30, 2020 was mainly due to writing off deferred commission, a decrease in sales personnel expenses, and a decrease in depreciation expense as a result of the building disposal in the first quarter of 2019.

The increase in general administrative expenses in the third quarter of 2020 mainly resulted from an increase in public company related expenses, offset by a decrease in administrative personnel social security insurance and in advertising expenses. The decrease in general administrative expenses in the first nine months of 2020 mainly resulted from a decrease in administrative personnel expenses, a decrease in depreciation expense as a result of the building disposal, and a decrease in advertising expenses, offset by an increase in lease expense.

Net Income (Loss)

Our net income for the three and nine months ended September 30, 2020 was $640,331 and $1,204,457, respectively, compared to a net income of $757,235 and $81,634 in the same periods of 2019, a decrease in net income of $116,904 for the third quarter and an increase in net income of $1,122,823 for the first nine months. The decrease in the third quarter of 2020 was mainly due to lower revenues resulting in a decrease in gross profit, partly offset by the lower operating expenses and interest income from a loan to third party. The increase in the first nine months of 2020 was mainly due to the increase in our advertising revenues and lower operating expenses, and interest income from a loan to third party, partly offset by lower gross profit as a result of lower product sales.

Liquidity and Capital Resources

During 2017, 2018 and 2019 we depended upon advances from our major shareholder and capital raised in private placements to support our operations. During the first nine months of 2020 we generated $1,456,421 from operations. As of September 30, 2020, cash and cash equivalents were $7,958,800, compared to $9,833 as of December 31, 2019. At September 30, 2020, we had working capital of $6,553,167 compared to $4,815,092 at December 31, 2019. The improvement in our working capital over the first nine months was mainly due to the net income and positive cash flow generated from operations.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2020 and 2019, respectively.

	September 30, 2020	September 30, 2019
Net cash provided by (used in) operating activities	$1,456,421	$(1,497,310)
Net cash provided by (used in) investing activities	$4,033,470	$(4,185,482)
Net cash provided by financing activities	$2,227,904	$5,926,931

Net cash provided by (used in) operating activities

For the nine months ended September 30, 2020, net cash provided by operating activities was $1,456,421. This was primarily due to our net income of $1,204,457, adjusted by non-cash related expenses including depreciation of $34,572, provision for bad debt of $13,451, and stock based compensation of $278,655, and then decreased by unfavorable changes in working capital of $74,714. The unfavorable changes in working capital mainly resulted from a decrease in accrued liabilities and other payables of $99,549, an increase in inventory of $31,830, and a decrease in taxes payable of $24,966, partly offset by a decrease in advance to suppliers of $63,235 and a decrease in other receivables and prepaid expenses of $17,327.

For the nine months ended September 30, 2019, net cash used in operating activities was $1,497,310. This was primarily due to our net income of $81,634, adjusted by non-cash related expenses including depreciation of $117,314, provision for bad debt of $82,611, loss from disposal of a building of $32,945, deferred commission of $341,579, and deferred travel cost of $222,197, then decreased by unfavorable changes in working capital of $2,375,590. The unfavorable changes in working capital mainly resulted from an increase in advances to suppliers of $429,124 and a decrease in unearned revenue of $1,834,376, partly offset by an increase in taxes payable of $211,500.

Net cash used in investing activities

For the nine months ended September 30, 2020, net cash provided by investing activities was $4,033,470 which was mainly due to the return of prepayment for acquisition of $4,035,615, partly offset by purchase of property and equipment of $2,145.

For the nine months ended September 30, 2019, net cash used in investing activities was due to $58,551 for the purchase of property and equipment, and $4,126,931 for the advances to related parties for future acquisitions.

Net cash provided by financing activities

For the nine months ended September 30, 2020, net cash provided by financing activities was an advance from shareholder of $2,227,904.

For the nine months ended September 30, 2019, net cash provided by financing activities was $5,926,931 which was mainly due to capital contributions from private offerings of our common stock and from a major shareholder of $2,249,125 and stock subscription received in advance of $4,000,000, partly offset by an advance to shareholder of $288,974.

Private Placements

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

Financial impacts related to COVID-19, including actions taken by us and costs incurred in response to the pandemic, were not material to our financial position, results of operations or cash flows for the nine months ended September, 2020, though they did adversely impact our product sales. We have implemented procedures to promote employee and customer safety. These measures will not significantly increase our operating costs. In addition, we cannot predict with certainty what measures may be taken by our suppliers and customers and the impact these measures may have on our 2020 financial position, results of operations or cash flows.

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

Accounts Receivable

The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the nine months ended September 30, 2020 and 2019, bad debt expense was $13,451 and $82,611, respectively. As of September 30, 2020 and December 31, 2019, the bad debt allowance was $142,732 and $125,690, respectively.

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

Commencing in the third quarter of 2019, we generated revenue by providing advertising services. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, we provide advertising and marketing services through exhibition events, conferences, and person-to-person marketing. We perform a credit assessment of the customer to assess the collectability of the contract price prior to entering into contracts. Most of the advertisement contracts designated that the Company perform such advertising services to its clients through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, we estimate that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly

Foreign Currency Translation and Comprehensive Income (Loss)

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

We use FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the three and nine months ended September 30, 2020 and 2019 consisted of net loss and foreign currency translation adjustments.

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

At September 30, 2020, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at September 30, 2020, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2020, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement, dated as of December 12, 2017, among the Company, AiXin BVI, AiXin HK, AiXinZhonghong and the stockholders of AixinZhonghong (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017 as filed with the SEC on January 16, 2018).

3.4	Articles of Amendment to Articles of Incorporation effecting 1 for 4 reverse stock split and reducing the number of authorized common shares (incorporated by reference to Appendix A to the Definitive Proxy Statement filed August 24, 2020).

3.5	Bylaws of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIXIN LIFE INTERNATIONAL, INC.

Dated: November 16, 2020	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

