Form 10-K
period 2020-12-31
AiXin Life International, Inc.
filed 2021-04-01
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

86-313-6732526

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of The Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on Which Registered
Common Stock, $0.001 Par Value	AIXN	OTCQX

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

As of June 30, 2020, the aggregate market value of our common stock held by non-affiliates was $68,647,460, based on 17,161,865 shares of outstanding common stock held by non-affiliates, and a price of $4.00 per share, which was the last reported sale price of our common stock on OTC Market on that date.

As of March 31, 2021, we had outstanding 49,999,891 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

AIXIN LIFE INTERNATIONAL, INC.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking statements include, among other things, statements relating to:

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

REVERSE STOCK SPLIT

We effected a 1 for 4 reverse split of our common stock October 27, 2020. As a result of the reverse split and the elimination of fractional shares, the number of shares of our common stock outstanding was reduced from 200,000,000 to 49,999891. Unless explicitly stated otherwise, all share and per share numbers in this Report have been adjusted to give effect to the reverse stock split.

PART I

Item 1	Business.

Overview

We market and sell consumer products in China by offering premium-quality nutritional products. We also provide advertising and marketing services to clients which engage us to distribute their products. We offer our products and those of the manufacturers which engage us to distribute their products directly to consumers at our sales offices, through person—to-person marketing and at events we organize and sponsor, at which, on occasion, representatives of the manufacturers promote their products. We also rely on client recommendations to market and sell products and offer discounts to clients who purchase significant quantities of products for the purpose of marketing and selling the products to their friends, family members and others. We also offer clients who purchase significant quantities of products paid vacations, travel and other benefits. The products can be purchased at the events held by us, as well as any of the sales offices we maintain in Chengdu.

Before promoting a product, we research it and its manufacturer to determine the manufacturer’s reputation as to whether it delivers unadulterated products, and whether there is a basis for claiming the product can deliver the benefits claimed. As part of this effort, a group of our employees use the products and provide feedback based upon their personal experiences. We base our evaluation of products on the assessments received from our employees. We also review and to the extent feasible confirm information and reports received from the manufacturer and distributor. We do not rely upon any other third-parties to independently test products to determine their efficacy.

Once we determine to offer a product we seek to purchase large quantities, enabling us to acquire products at prices we believe are below those available to smaller distributors.

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

In response to the Covid-19 pandemic, we have implemented the following strategies:

1.	Importing products from the U.S.A. and other countries to diversify our product line.
2.	Exploring how to strengthen our on-line sales capability.
3.	Increasing our efforts to find acquisition opportunities as many good companies are struggling through the Covid-19 pandemic due to decreased revenues.

It is the goal of our management, in particular, our Chairman, Quanzhong Lin to grow our business and to modify its capital structure in order to qualify for a listing on NASDAQ or the NYSE-American exchange. As part of this effort, we will continue to seek to acquire more businesses and to modify our capital structure as necessary to meet the requirements of the exchange to which we apply for a listing. As part of this effort. on June 8, 2020, Mr. Lin transferred 35,049,675 shares of our common stock to our Company for cancellation. After the share cancellation, there were approximately 50,000,000 common shares issued and outstanding.

Our executive offices are at Hongxing International Business Building 2, 14th FL, No. 69 Qingyun South Ave., Jinjiang District, Chengdu City, Sichuan Province, China, and our telephone number is +86-28-8669-1072.

Products We Offer

We offer a variety of nutritional products on behalf of our company and our marketing clients, which change over time in response to the consumer market. Our most popular products during 2020 were Tonglìke, Huo’s oral solution, probiotics and food washing liquid.

We source and purchase all of our products through third party distributors and manufacturers which we carefully research before determining to distribute a product.

Marketing and Sales Strategy

We market and sell the products we offer directly to our clients on-line and off-line. We distribute informational videos to our clients on line and make posts on social media groups three times a day. Off-line we primarily utilize person-to-person marketing to promote and sell our products. These personal marketing efforts include hosting educational events and allowing customers to utilize our facilities for social gatherings. We believe our marketing strategy is effective because:

●	we educate consumers about products face-to-face, which we believe is more effective for differentiating our products than using traditional mass-media advertising, particularly when introducing a new product to an older unsophisticated group of consumers in an environment where it is difficult to obtain accurate, reliable product information;

●	it provides for actual product demonstrations and use by potential consumers;

●	it allows us to provide personal testimonials of product efficacy; and

●	as compared to other marketing methods, we have the opportunity to provide consumers higher levels of service and encourage repeat purchases.

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

Our Competitive Advantages / Strengths

Client Base

We have clients who primarily join for a discount on products they consume and introductions to new products they might desire, along with clients who also choose to profit by reselling our products. We currently have around 100,000 clients nation-wide in China. The majority purchase products for personal and family use, while others purchase products for their own use and for distribution to others.

When customers purchase the products we offer, information such as the customer’s name and the products purchased, is entered into our computer system, enabling us to develop a profile of more active customers. We do not initially identify a new customer as a preferred client or client distributor but monitor each member’s purchase patterns over time in order to match products to their desires and, eventually, categorize them as a preferred customer or distributor.

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

Competitive Advantages

●	We study the attributes of new products which become available and after researching the benefits which they claim to offer we organize a group of professionals to experience and evaluate the products. Only after we determine that a product is safe, manufactured in conformance with appropriate standards, and has a basis for the claims made, do we recommend a product to our clients. This process ensures our clients get safe, quality products that suit their personal needs and upon which they can rely.

●	Our clients vary greatly in age, background, health and physical condition. We organize activities and events so that we might learn each client’s family background, physical condition and personal health needs, and categorize them into different groups for different products. For example: “cardiovascular and cerebrovascular group”, “bones and joints”, and “heart health.”

●	We also focus on after-sale services. Due to the large number of clients that are in the middle-to-older aged groups, we have the ability to have products delivered to our clients’ homes by sales personal who can explain the product and demonstrate its use. Our sales personnel are available on a 24-hour basis for questions from clients. Once a client purchases a product, our in-house health advisors will contact him or her to give appropriate professional advice and consultation both over the phone, of face-to-face if needed.

Our Strategies

●	On-site Publicity. We have rooms available at our sales offices throughout Chengdu at which our clients can gather to play cards, enjoy afternoon teas, and engage in other social activities. The products we distribute are displayed at each of our facilities along with appropriate literature and can be purchased by clients and visitors.

●	Marketing Events. We periodically host small and large-scale marketing events for up to approximately 1000 participants. These events are held at our premises or at restaurants and during travel. At each event products are demonstrated and our personnel explain the benefits of the products and, if available, representatives of the manufacturer or distributor are on hand to respond to questions or make a presentation. We use holidays, such as “National Day,” “New Year Day,” and “Mid-Autumn Day” as opportunities to host large-scale themed activities or events appropriate for the season.

●	One-on-one marketing. Salespeople will explain and market products to clients one-on-one at our facilities, during marketing events or at a client’s home or office, which gives a personal touch and more detailed explanation of products.

Seasonality

In general, there is no seasonality in the sale of nutritional products.

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

Employees

As of March 15, 2021, we had approximately 58 full-time employees, of which approximately 25 were in management and administration, 31 were sales and service personnel and 2 were in public relations and sales support.

Corporate History

We were incorporated under the laws of the State of Colorado on December 30, 1987.

In January 2017, Algodon Wine & Luxury Development Group, Inc., then the owner of a majority of our outstanding shares, sold 10,999,950 shares of our common stock to an unrelated third party and assigned to such party its right to the repayment of $150,087 of non-interest bearing advances to our company for working capital. In February 2017, Mr. Quanzhong Lin, our President, purchased 7,380,352 shares of our common stock, approximately 65% of our outstanding shares of common stock for $300,000. Mr. Lin is an accomplished Chinese entrepreneur who has founded pharmacies, retail outlets, companies which provide services in hotel management and global tourism, and AiXinZhonghong,

In December 2017, we issued 56,838,151 shares of common stock to Mr. Lin, the sole stockholder of AiXin BVI, for all of the outstanding shares of AiXin BVI, pursuant to a share exchange agreement. Mr. Lin then owned 64,218,504 shares of our common stock, or 80.8% of our outstanding shares.

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

Risks Related to Our Business

Covid – 19 Pandemic

The financial statements contained in this Report as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2020 and the results of our operations for the year ended December 31, 2020. Economies throughout the world, including that of China, have been severely disrupted by the effects of the quarantines, stay at home orders, business closures and the reluctance of individuals to leave their homes resulting from the outbreak of the Covid-19 Pandemic. As a company which does business exclusively in Chengdu, a city in Western China, our business has been adversely impacted by the outbreak of Covid 19 and we cannot forecast with any certainty when the disruptions caused by Covid-19 will no longer affect our business and the results of our operations. In reading the risk factors set forth below, in each case, consider the additional uncertainties caused by the outbreak of Covid-19.

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

We currently mainly offer a limited number of nutritional and health products from a limited number of manufacturers. Unless we are able to significantly increase the number of nutritional and other products we market and sell and the number of manufacturers who distribute their products through our distribution channel, we will be unable to increase our revenues.

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

Our key executive does not devote full time to our operations.

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

We are a Colorado holding company, but AiXin BVI is a British Virgin Islands corporation, AiXin HK is a Hong Kong company, and our operating subsidiary AiXinZhonghong, is located in the PRC. Virtually all of our assets are located outside the U.S. and all of our current operations are conducted in the PRC. In addition, all of our directors and officers, with the exception of our newest director, Christopher Lee, are residents of China. Substantially all of the assets of these persons are located outside the U.S. As a result, it may be difficult for you to effect service of process within the U.S. upon these persons. It may also be difficult for you to enforce in U.S. courts judgments predicated on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the U.S. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the U.S.

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

Risks Relating to Our Common Stock and Our Status as a Public Company

Our common stock is quoted on OTCQX which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on OTCQX under the symbol “AXIN”. The trading market for securities of companies quoted on OTCQX or other quotation systems is substantially less liquid than the average trading market for companies listed on a national securities exchange. The quotation of our shares on OTCQX may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the market price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

Our management, with the exception of our newest Director, Christopher Lee, is generally unfamiliar with the requirements of the U.S. securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the SEC and other regulatory authorities that could be costly, divert management’s attention and disrupt our business.

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

Moreover, securities markets may from time-to-time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us.

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

Market Information

Our common stock is quoted on OTCQX Best Market under the symbol “AIXN.” From February 6, 2019 until January 1, 2021, our common stock was quoted on the OTCQB under the symbol “AIXN.” From February 1, 2018 to February 5, 2019, our common stock was quoted on OTC Pink under the symbol “AXIN,” and prior to February 1, 2018, our common stock was quoted on OTC Pink under the symbol “MCAR.”

There exists only a limited trading market for our common stock on the OTCQX Best Market tier of the OTC Markets (www.otcmarkets.com) with limited or no volume. The below table indicates, with respect to our common stock, the range of high and low bid information for each full quarterly period within the two most recent fiscal years. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year ended December 31, 2019	Low	High
First Quarter	$0.01	$1.00
Second Quarter	0.08	10.00
Third Quarter	0.40	4.84
Fourth Quarter	0.65	3.50

Year ended December 31, 2020	Low	High
First Quarter	$2.40	$8.20
Second Quarter	2.49	4.00
Third Quarter	3.12	4.00
Fourth Quarter	3.00	7.89

Holders

As of March 26, 2021, we had in excess of 700 record holders of our common stock.

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

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2020.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options under equity compensation plans	(c) Number of securities remaining available for future issuance under equity Compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders	None	—	662,500

Equity compensation plans not approved by security holders	None	—	None

Total	None	—	662,500

On January 10, 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”) pursuant to which we registered up to 5,000,000 shares of our common stock for issuance and delivery to employees, directors and consultants of the Company as additional incentives to attract and retain the best available personnel.

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

Recent Sales of Unregistered Equity Securities

During 2019 and 2020, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 6	Selected Financial Data.

This item does not apply to smaller reporting companies.

Item 7	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The financial statements contained in this Report as well as the description of our financial results described below, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2020. During 2020, economies throughout the world, including that of China, were severely disrupted by the effects of the quarantines, shelter in place orders, business closures and the reluctance of individuals to leave their homes resulting from the outbreak of the Covid-19 Pandemic. As a company which does business exclusively in Chengdu, a city in Western China, our business has been adversely impacted by the outbreak of Covid-19 and we cannot forecast with any certainty when the disruptions caused by Covid-19 will no longer affect our business and the results of our operations. In reading the discussion set forth below, consider the disruption to our operations that have been caused by and will be caused by the outbreak of Covid-19.

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

During 2017, the Chinese Government worked with the Industrial and Commercial Bureau, Food and Drug Administration, Quality and Technology Supervision Bureau and Policy Department to crackdown on false advertising, illegal marketing and the distribution of adulterated products. As a result of this initiative, companies in the industry generally had lower revenues and many distributors ceased doing business. This campaign resulted in a decrease in our sales for both 2017 and 2018. Our sales recovered somewhat in 2019, though we have yet to reach the revenue rate achieved in 2016. Although China has reopened most of its economy after a mandatory lockdown, in response to Covid-19, our product sales have been negatively impacted by the measures taken in Chengdu to restrict the spread of the virus and we cannot predict with any certainty the volume of revenue we will generate in 2021.

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

In response to the current Covid-19 pandemic, we have implemented the following strategies to cope with the situation.

1.	Import more products from the U.S.A. and other countries to diversify our product line.
2.	Explore and strengthen our on-line sales capability.
3.	Seek more M&A business opportunities as some good companies are struggling through the Covid-19 pandemic.

It is the goal of our management, in particular, our Chairman, Quanzhong Lin to grow our business and to modify its capital structure in order to qualify for a listing on NASDAQ or the NYSE-American exchange. As part of this effort, we will continue to seek to acquire more businesses and to modify our capital structure as necessary to meet the requirements of the exchange to which we apply for a listing. As part of this effort. on June 8, 2020, Mr. Lin transferred 35,049,685 shares of our common stock to our Company for cancellation. After the share cancellation, there were 49,999,891 common shares issued and outstanding.

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

100%

Chengdu AixinZhonghong Biological Technology Co., Ltd (PRC) (“AiXinZhonghong”)

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Year Ended December 31,
	2020		2019
	$	% of Revenue	$	% of Revenue
Revenue	$2,451,055	100%	$3,418,208	100%
Cost of revenue	224,675	9%	388,920	11%
Gross profit	2,226,380	91%	3,029,288	89%
Operating expenses	1,431,920	58%	2,269,357	66%
Income from operations	794,460	32%	759,931	22%
Non-operating income (expenses), net	563,178	23%	1,134,554	33%
Income tax expense	340,127	14%	-	-%
Net income	$1,017,511	42%	$1,894,485	55%

Revenue

Revenue was $2,451,055 in 2020, compared to $3,418,208 in 2019, a decrease of $967,153 or 28%. The decrease in revenue was primarily due to the decrease in products sales in 2020 compared to 2019. The increase in advertising revenue in 2020 partly offset the decrease in revenue.

Cost of Goods Sold

Cost of goods sold was $224,675 in 2020, compared to $388,920 in 2019, a decrease of $164,245 or 42%. The decrease in our cost of goods sold is attributable to the decrease in product sales. The cost of goods sold as a percentage of sales was 9% in 2020, compared to 11% last year. The cost of goods sold as a percentage of product sales in 2020 was higher than that in the last year due to substantial lower sales volume of certain high margin products. The advertising and marketing services we provide do not require that we purchase products and thus have no cost of goods.

Gross Profit

Gross profit was $2,226,380 in 2020, compared to $3,029,288 in 2019, a decrease of $802,908 or 27%. Gross margin was 91% in 2020, compared to 89% last year. The decrease in our gross profit was mainly due to the decrease in product sales, partly offset by the higher revenue from advertising services. The increase in our gross margin was mainly due to the fact that there is no cost of goods sold associated with our advertising services.

Operating Expenses

Operating expenses were $1,431,920 and $2,269,357 for 2020 and 2019, respectively, a decrease of $837,437 or 37%. The decrease in operating expenses in 2020 was mainly due to the decreases in selling expense and in general and administrative expenses, partly offset by the increase in stock-based compensation expense.

The decrease in selling expense in 2020 was mainly due to writing off deferred travel cost in 2019, a decrease in sales personnel expenses, and a decrease in depreciation expense as a result of the building disposal in the first quarter of 2019, partly offset by an increase in lease expenses.

The decrease in general administrative expenses in 2020 mainly resulted from a decrease in public company related expenses, a decrease in administrative personnel expenses, a decrease in depreciation expense as a result of the building disposal, and a decrease in advertising expenses, partly offset by an increase in lease expense.

Net Income

Our net income for 2020 and 2019 was $1,017,511 and $1,894,485, respectively, a decrease of $876,974 or 46%. The decrease in 2020 was mainly due to lower revenues, the lack of a tax payable adjustment in 2020, and income tax expense in 2020, partly offset by the decrease in operating expenses and the increase in interest income from a loan to third party.

Liquidity and Capital Resources

During 2017, 2018 and 2019, we depended upon advances from our major shareholder and capital raised in private placements to support our operations. During 2020, we generated $1,613,207 from operations. As of December 31, 2020, cash and cash equivalents were $7,676,689, compared to $9,833 as of December 31, 2019. At December 31, 2020, we had working capital of $6,753,486 compared to $4,815,092 at December 31, 2019. The improvement in our working capital was mainly due to the positive cash flow generated from operations, investing and financing activities.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2020 and 2019, respectively.

	December 31, 2020	December 31, 2019
Net cash provided by (used in) operating activities	$1,613,207	$(1,027,165)
Net cash provided by (used in) investing activities	$4,085,236	$(4,142,999)
Net cash provided by financing activities	$1,546,854	$5,117,686

Net cash provided by (used in) operating activities

For the year ended December 31, 2020, net cash provided by operating activities was $1,613,207. This was primarily due to our net income of $1,017,511, adjusted by non-cash related expenses including depreciation of $43,462, provision for bad debt of $13,624, and stock based compensation of $371,540, and then increased by favorable changes in working capital of $167,070. The favorable changes in working capital mainly resulted from a decrease in advance to suppliers of $136,479, a decrease in other receivables and prepaid expenses of $20,003, a decrease in inventory of $6,866, and an increase in taxes payable of $169,734, offset by a decrease in accrued liabilities and other payables of $166,012.

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

Net cash provided by (used in) investing activities

For the year ended in December 31, 2020, net cash provided by investing activities was $4,085,237, which was mainly due to the return of prepayments for acquisitions of $4,087,409, partly offset by purchases of property and equipment of $2,173.

For the year ended December 31, 2019, net cash used in investing activities was $4,142,999, which was due to the purchase of property and equipment of $57,903 and prepayments for acquisitions of $4,085,096.

Net cash provided by financing activities

For the year ended in December 31, 2020, net cash provided by financing activities were advances from related parties of $1,546,854.

For the year ended December 31, 2019, net cash provided by financing activities was $5,117,686 which was mainly due to capital contributions from private offerings of our common stock and a capital contribution from a major shareholder aggregating to $6,276,054, partly offset by an increase of $1,158,368 in advances to a major shareholder.

Private Placements

To supplement our cash, in August and October 2019, we completed sales of 12,500,000 shares of our common stock for gross proceeds of $5,000,000 in private offerings exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S.

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

Covid – 19

On March 11, 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic. The Government of China has adopted various regulations and orders, including mandatory quarantines, limits on the number of people that may gather in one location, closing non-essential businesses and travel bans to limit the spread of the disease. Many of these measures have been relaxed due to the decrease in the prevalence of Covid-19 in China. To date, our ongoing operations have not been materially adversely affected by the measures taken to limit the spread of the disease in China, though such measures have impacted our product sales and our ability to timely complete our closing procedures and report our results of operations on a quarterly basis.

The measures adopted by the national government of China and local agencies, as well as the decision by many individuals and businesses to voluntarily shut down or self-quarantine, have and are expected to continue to have serious adverse impacts on the economy of China. The likely overall economic impact of the COVID-19 pandemic will be highly negative to the world’s economy.

Financial impacts related to COVID-19, including actions taken by us and costs incurred in response to the pandemic, were not material to our financial position, results of operations or cash flows for year 2020, though they did adversely impact our product sales. We have implemented procedures to promote employee and customer safety. These measures will not significantly increase our operating costs. In addition, we cannot predict with certainty what measures may be taken by our suppliers and customers and the impact these measures may have on our 2021 financial position, results of operations or cash flows.

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

Accounts Receivable

The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the year ended in December 31, 2020 and 2019, bad debt expense was $13,624 and $48,876, respectively. As of December 31, 2020, and 2019, the bad debt allowance was $148,520 and $125,690, respectively.

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

Revenue from sales of goods and provision of services under Topic 606 is recognized in a manner that reasonably reflects the delivery of the Company’s products and services to customers in return for expected consideration and includes the following elements:

●	executed contract(s) with customers that the Company believes is legally enforceable;

●	identification of performance obligation in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation of the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue categories, is summarized below:

●	Revenue from sale of goods is recognized when goods are shipped to the customer and no other obligation exits. The Company does not provide unconditional return or other concessions to the customer. The Company’s sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As an alternative to the product return option, the customers have the option of asking for an exchange for products with the same value.

●	As part of the Company’s sales incentive program, the Company occasionally provides free travel to its customers whose prepayments to purchase the Company’s products reaches a certain amount. There are different travel incentives offered to customers based on the amount the received from each customer. The Company records the to-be-provided free travel cost when cash is collected from customers as a debit deferred travel cost with corresponding credit to accrued travel cost. Once the customer utilizes the travel incentive, the cost of travel is recorded as selling expenses and reduces deferred travel cost.

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

We use FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for 2020 and 2019 consisted of net loss and foreign currency translation adjustments.

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

At December 31, 2020, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2020, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and knowledge of the regulations of the Securities and Exchange Commission, and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2020. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer have concluded that due to the absence of a financial staff with accounting and financial expertise and certain deficiencies in the design or operation of our internal control over financial reporting, our internal controls over financial reporting were not effective as of December 31, 2020.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter and fiscal year ended December 31, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

Item 9B.	Other Information

Not applicable

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

The following table sets forth the names and ages of all directors and executive officers as of the end of the last fiscal year and on the date of this report:

Name	Age	Position
Quanzhong Lin	42	Director, Chairman, President and Chief Executive Officer
Yao-Te Wang	43	Director
Chang-Ping Lin Christopher Lee	43 49	Director Director
Guolu Li	54	Chief Financial Officer

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

Yao-Te Wang has served as a director of our company since December 12, 2017. Mr. Wang has been the Chief Executive Officer of Ivy Service Group (China), which is a transnational consultant company in China, since 2015. From January 2016 to June 2016, Mr. Wang participated in the overall operation planning for Chongqing Cultural Assets and Equity Exchange. From June 2015 to January 2016, Mr. Wang helped with the overall brand strategy development for Swire Group, who merged the biggest baking brand in Southwest China within more than 150 million RMB. From September 2014 to February 2015, Mr. Wang was the chairman special assistant for JECUI Health Science Company. From July 2012 to August 2014, Mr. Wang was the Chief Executive Officer of Ivy Service Group (Taipei). From August 2007 to June 2012, Mr. Wang was an instructor of National Defense University (Taipei), taught International Politics and Economic Analysis.

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

Christopher Lee was appointed as a Member of the Board of Directors of the Company on February 5, 2021. Mr. Lee has served as Chief Financial Officer of Semileds Corporation since September 2015. Mr. Lee joined Semileds Corporation in September 2014 and from November 2014 until his appointment as Chief Financial Officer, Mr. Lee was the interim Chief Financial Officer of Semileds Corporation. Semileds develops, manufactures and sells high performance light emitting diodes and is currently listed on The Nasdaq Stock Market. Mr. Lee has over 20 years of experience in accounting and finance, including US GAAP, PCAOB standards and SEC rules and regulations. Mr. Lee was a partner of KEDP CPA Group from August 2009 to June 2011 and a self-employed accountant from July 2011 to August 2014. Mr. Lee holds a BS degree in accounting from Ohio State University and a MS degree in business taxation from Golden Gate University and is licensed as a Certified Public Accountant (CPA) in the United States.

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

Board Meetings; Leadership Structure and Risk Oversight

The Board does not have a policy requiring separation of the roles of Chief Executive Officer and Chairman of the Board. The Board has determined that having Mr. Lin serve as Chairman is in the best interests of our stockholders at this time because of his in-depth knowledge of our businesses and his familiarity with our customers and clients.

The Board of Directors as a whole is responsible for consideration and oversight of the risks we face and is responsible for ensuring that material risks are identified and managed appropriately. Certain risks are overseen by committees of the Board of Directors and these committees make reports to the full Board of Directors, including reports on noteworthy risk-management issues. Members of the Company’s senior management team regularly report to the full Board about their areas of responsibility and a component of these reports is the risks within their areas of responsibility and the steps management has taken to monitor and control such exposures. Additional review or reporting on risks is conducted as needed or as requested by the Board or one of its committees.

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to, earned by or accrued for, our directors during the fiscal year ended December 31, 2020.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yao-Te Wang	$36,000	—	—	—	—	—	$36,000
Quanzhong Lin	$34,285	—	—	—	—	—	$34,285
Yuhua Zhu	—	—	—	—	—	—	—
Chang-Ping Lin	—	—	—	—	—	—	—

The Company has agreed to pay Mr. Lee $2,500 per month for his services as a director and to issue to him such number of shares of common stock s may be agreed upon by him and the Compensation Committee.

Independent Directors

Our Board of Directors has determined that Yao-Te Wang, Chang-Ping Lin and Christopher Lee are “independent directors” within the meaning of NAASDAQ Marketplace Rule 5605(a)(2).

Board Meetings; Committees and Membership

Our Board of Directors did not meet in formal session during 2020, though it regularly took action by written consent after the directors consulted with each other as to the actions to be taken.

We maintain the following committees of the Board of Directors: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each committee is comprised entirely of directors who are “independent” within the meaning of NASDAQ Marketplace Rule 5605(a)(2). Each committee acts pursuant to a separate written charter, and each such charter has been adopted and approved by the Board of Directors. Copies of the committee charters were filed as Exhibits to our Report on Form 8-K filed on September 25, 2020.

Audit Committee

Our Audit Committee consists of Messrs. Lee, Lin and Wang, each of whom is independent. The Audit Committee assists the Board of Directors oversight of (i) the integrity of financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor and prepares the report that the SEC requires to be included in our annual proxy statement. The audit committee operates under a written charter. Mr. Lee is the Chairman of our audit committee.

The Board of Directors determined that Mr. Lee possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Each of Messrs. Lee, Lin and Wang are members of the Nominating and Corporate Governance Committee. Mr. Wang serves as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter.

●	Our Nominating and Corporate Governance Committee has, among the others, the following authority and responsibilities:

●	To determine and recommend to the Board, the criteria to be considered in selecting nominees for the director;

●	To identify and screen candidate consistent with such criteria and consider any candidates recommended by our stockholders pursuant to the procedures described in our proxy statement or in accordance with applicable laws, rules and regulations and provisions of our charter documents.

●	To select and approve the nominees for director to be submitted to a stockholder vote at the annual meeting of stockholders.

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers and general employees and other policies, and for providing assistance and recommendations with respect to our compensation policies and practices. Each of Messrs. Lee, Lin and Wang are members of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Lin is the Chairman of Compensation Committee.

Our Compensation Committee has, among the others, the following responsibilities and authority.

●	The compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser.

●	The compensation committee shall be directly responsible for the appointment, compensation and oversight of the work of any compensation consultant, legal counsel and other adviser retained by the compensation committee or said group.

●	The Company must provide for appropriate funding, as determined by the compensation committee, for payment of reasonable compensation to a compensation consultant, legal counsel or any other adviser retained by the compensation committee or said group.

●	The compensation committee select, or receive advice from, a compensation consultant, legal counsel or other adviser to the compensation committee or said group, other than in-house legal counsel, only after conducting an independence assessment with respect to the adviser as provided for in the Exchange Act.

Code of Ethics

Our board of directors has adopted a Code of Business Ethics and Conflicts of Interest (“Code of Ethics”) applicable to all employees, including the Company’s chief executive officer and chief financial officer. A copy of the Code of Ethics and Business Conduct was filed as an Exhibit to our report on Form 8_K filed on September 25, 2020, and is available on the SEC’s website, www.sec.gov.

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

The following table sets forth information concerning compensation awarded to, earned by or paid to each individual who served as our chief executive officer or chief financial officer for services rendered in all capacities during 2020. No other executive officer of our company received total annual salary and bonus compensation in excess of $100,000 for 2020.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Quanzhong Lin, President(1)	2020	$34,285	$	$34,285
Guolu Li, Chief Financial Officer(2)	2020	$18,000	$	$18,000

(1) Amounts attributed to Mr. Lin represent amounts paid as President and CEO of AiXinZhonghong.

(2) Amounts attributed to Mr. Li represent amounts paid as CFO of AiXinZhonghong.

Neither Mr. Lin nor Mr. Li has an employment agreement with the Company.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers was granted any options or equity awards during 2020 or held any options or other equity awards at December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning beneficial ownership of our common stock as of March 26, 2021, by (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within 60 days of March 26, 2021, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person. As of March 26, 2021, we had outstanding 49,999,891 shares of common stock.

To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Directors and Executive Officers:

Quanzhong Lin, Chairman and CEO 9 An Rong Lu Jingniu, Bldg 4 Unit 163 Chengdu, Sichuan Province, China	29,069,353	58.14%

Yao-Te Wang, Director 704 No.9, Lane 14, Shijian St. Tainan City, Taiwan, R.O.C.	3,768,673	7.54%

All directors and executive officers as a group (5 persons)	32,838,026	65.68%

Item 13	Certain Relationships And Related Transactions, And Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2020, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Advance to/from related parties

At December 31, 2020 and 2019, the Company had advances from a major shareholder of $264,850 and $0, respectively. At December 31, 2020 and 2019, the Company had advances to the same major shareholder of $0 and $1,284,994, respectively. The advances are payable on demand, and bear no interest.

As of December 31, 2020, the Company had advances to Qionglai Weide Pharmacy and Chengdu Xindu Cundetang Pharmacy Co., Ltd. of $10,421 and $5,318, respectively, for working capital purpose. These entities were controlled by Mr. Quanzhong Lin. The advances are payable on demand and bear no interest.

Advances to Related Parties for Acquisition

As of December 31, 2019, the Company had advances to multiple related parties in the aggregate amount of $4,053,587. The aggregate balance at December 31, 2019 consisted of balances of $697,699 to Aixin Pharmacy Co., Ltd, Xinjin Branch, $855,324 to Aixin Liucheng Pharmacy Co., Ltd, $654,776 to Aixin Pharmacy Co., Ltd. Jianyang Store, $71,821 to Aixin Shangyan Hotel Management Co., Ltd., and $1,773,967 to Aixin Pharmacy Co., Ltd. All of those related parties are entities controlled by Mr. Quanzhong Lin. The advances made were for the future acquisition of these related parties.

As of December 31, 2020, these advances were returned to the Company in full.

Office Lease from a Major Shareholder

In May 2014, we entered a lease with our major shareholder for use of an office. We renewed the lease until May 28, 2023, with monthly rent of RMB 5,000 ($766), payable quarterly.

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

Independent Directors

Each of Yao-Te Wang, Christopher Lee and Chang-Ping Lin is an independent director as the term “independent” is defined by Nasdaq Marketplace Rule 5605(a)(2).

Item 14	Principal Accountant Fees And Services.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal years ended December 31, 2020 and December 31, 2019:

	Fiscal year ended December 31,
	2020	2019

Audit Fees	$180,000	$255,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$180,000	$255,000

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

Years Ended December 31, 2020 and 2019

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit No.	Description

2.1	Share Exchange Agreement, dated as of December 12, 2017, among the Company, AiXin BVI, AiXin HK, AiXin Zhonghong and the stockholders of Aixin Zhonghong (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017 as filed with the SEC on January 16, 2018).

3.4	Bylaws of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

4.1	Description of Securities (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

10.1	Consulting Agreement with Yao-Te Wang (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

10.2	Consulting Agreement with Wanli Liu (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

10.3	2019 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on January 10, 2019).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2021	By:	/s/ Quanzhong Lin
Quanzhong Lin Chief Executive Officer (Principal Executive Officer

	By:	/s/ Guolu Li
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2021.

Signature	Title

/s/ Quanzhong Lin	Chief Executive Officer and a Director
Quanzhong Lin	(Principal Executive Officer)

/s/ Guolu Li	Chief Financial Officer
Guolu Li	(Principal Financial Officer)

/s/ Yao-Te Wang	Director
Yao-Te Wang

/s/ Chang-Ping Lin	Director
Chang-Ping Lin

Director
Christopher Lee

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AiXin Life International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AiXin Life International, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with the U.S. generally accepted accounting principles in the United States of America.

Change in Accounting Principle

As discussed in Note 2 and 11 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Identifying and evaluating the timing and amount of revenue recognition

Description of the Matter

As described in Note 2 of the consolidated financial statements, the Company provides advertising services to its customers, and revenue related to these services were recognized over the applicable service period. The Company also purchases products from the same customer. The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification and evaluation of the timing and amount of revenue recognition, is a critical audit matter, involved judgment exercised by management in identifying and evaluating the timing and amount of advertising revenue recognition. Auditor judgement is involved in performing our audit procedures to evaluate whether the timing and amount of revenue recognition on advertising was appropriately stated.

How We Addressed the Matter in Our Audit

Our audit procedures over determining the time period over which the advertising revenue is recognized involved, among others, evaluation of management’s assessment in regard to the timing and amount of advertising revenue recognition. We selected customer agreements and performed the following procedures:

●	Obtained and read the customer agreements or contracts for each selected agreement.
●	Evaluated and tested management’s identification of significant terms for completeness, including the identification of performance obligations.
●	From the terms in the customer agreement, evaluated the appropriateness of management’s application of their accounting policies, in their determination of revenue recognition conclusions.

For the payment made to customer, we evaluated the application of the Company’s accounting policies in the context of applicable accounting standards. In addition, we tested the mathematical accuracy of management’s calculations of revenue and the associated timing and amount of revenue recognized in the consolidated financial statements.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2019.

Diamond Bar, California

March 31, 2021

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2020	2019

Assets
Current assets
Cash and cash equivalents	$7,676,689	$9,833
Accounts receivable, net	-	13,511
Other receivables and prepaid expenses	32,323	50,133
Advances to suppliers	155,686	281,268
Inventory	45,535	49,487
Prepayment for acquisition	-	4,053,587
Advances to related parties	15,739	1,284,994
Total current assets	7,925,972	5,742,813
Property and equipment, net	67,817	104,509
Operating lease right-of-use assets	100,029	213,897
Total assets	$8,093,818	$6,061,219

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$39,122	$36,669
Taxes payable	283,495	97,378
Accrued liabilities and other payables	514,239	647,304
Operating lease liabilities - current	70,780	146,370
Advance from related parties	264,850	-
Total current liabilities	1,172,486	927,721
Operating lease liabilities - non-current	29,250	67,526
Total liabilities	1,201,736	995,247

Stockholders’ equity
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 49,999,891 and 85,049,576 shares issued and outstanding as of December 31, 2020 and 2019, respectively	500	850
Additional paid in capital	11,115,765	10,743,875
Statutory reserve	151,988	11,721
Accumulated deficit	(4,964,711)	(5,841,955)
Accumulated other comprehensive income	588,540	151,481
Total stockholders’ equity	6,892,082	5,065,972

Total liabilities and stockholders’ equity	$8,093,818	$6,061,219

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31
	2020	2019

Sales revenue:
Products	$580,712	$1,903,716
Advertising	1,870,343	1,514,492
Total revenue, net	2,451,055	3,418,208
Cost of goods sold	224,675	388,920

Gross profit	2,226,380	3,029,288

Operating expenses
Selling	244,200	1,017,612
General and administrative	802,556	1,132,456
Provision for bad debts	13,624	48,876
Stock-based compensation	371,540	70,413

Total operating expenses	1,431,920	2,269,357

Income from operations	794,460	759,931

Non-operating income (expenses)
Interest income	537,580	262
Loss from disposal of building	-	(32,580)
Tax payable adjustment	-	1,168,377
Other income	28,924	290
Other expense	(3,326)	(1,795)

Total non-operating income (expenses), net	563,178	1,134,554

Income before income tax	1,357,638	1,894,485

Income tax expense	340,127	-

Net income	1,017,511	1,894,485

Other comprehensive items
Foreign currency translation (loss)	437,059	15,904

Comprehensive income	$1,454,570	$1,910,389

Income (loss) per share - Basic and diluted	$0.016	$0.025

Weighted average shares outstanding	65,609,450	74,443,042

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income (loss)	Total
Balance at December 31, 2018	71,959,576	$720	$4,397,538	$11,721	$(7,736,440)	$135,577	$(3,190,884)
Capital contribution by principal shareholder	-	-	1,276,054	-	-	-	1,276,054
Issuance of shares	12,502,500	125	4,999,875	-	-	-	5,000,000
Stock issued for services	587,500	5	70,408	-	-	-	70,413
Net income	-	-	-	-	1,894,485	-	1,894,485
Foreign currency translation	-	-	-	-	-	15,904	15,904
Balance at December 31, 2019	85,049,576	$850	$10,743,875	$11,721	$(5,841,955)	$151,481	$5,065,972

Balance at December 31, 2019	85,049,576	$850	$10,743,875	$11,721	$(5,841,955)	$151,481	$5,065,972
Cancellation of shares	(35,049,685)	(350)	350	-	-	-	-
Statutory reserve	-	-	-	140,267	(140,267)	-	-
Stock-based compensation	-	-	371,540	-	-	-	371,540
Net income	-	-	-	-	1,017,511	-	1,017,511
Foreign currency translation	-	-	-	-	-	437,059	437,059
Balance at December 31, 2020	49,999,891	$500	$11,115,765	$151,988	$(4,964,711)	$588,540	$6,892,082

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,017,511	$1,894,485
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	43,462	78,524
Provision for bad debts	13,624	48,876
Stock based compensation	371,540	70,413
Tax payable adjustment	-	(1,168,377)
Loss from disposal of building	-	32,580
Deferred commission	-	337,798
Deferred travel cost	-	219,738
Changes in net assets and liabilities:
Accounts receivable	-	(26,359)
Other receivables and prepaid expenses	20,003	(15,811)
Advances to suppliers	136,479	(281,867)
Inventory	6,866	(36,503)
Accounts payable	-	(2,890)
Unearned revenue	-	(2,182,676)
Taxes payable	169,734	46,592
Accrued liabilities and other payables	(166,012)	(41,688)
Net cash provided by (used in) operating activities	1,613,207	(1,027,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,173)	(57,903)
Advances to related parties for acquisition	-	(4,085,096)
Return of prepayment for acquisition	4,087,409	-
Net cash provided by (used in) investing activities	4,085,236	(4,142,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	-	6,276,054
Change in advance from related parties	1,546,854	(1,158,368)
Net cash provided by financing activities	1,546,854	5,117,686

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	421,559	51,047

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,666,856	(1,431)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,833	11,264

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,676,689	$9,833

Supplemental Cash flow data:
Income tax paid	$149,393	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Proceeds from sale of building offset against shareholder loans	$-	$1,302,818
Right of use asset and related liability	$-	$201,174
Lease liability paid by shareholder	$-	$17,465

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

Financial impacts related to COVID-19, including the Company’s actions and costs incurred in response to the pandemic, were not material to the Company’s financial position, results of operations or cash flows for the year ended December 31, 2020. The Company has implemented procedures to promote employee and customer safety. These measures will not significantly increase its operating costs. In addition, the Company cannot predict with certainty what measures may be taken by its suppliers and customers and the impact these measures may have on its 2020 financial position, results of operations or cash flows.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2020, and December 31, 2019, the bad debt allowance was $148,520 and $125,690, respectively.

Inventory

Inventory mainly consists of health supplements. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded no inventory impairment for the years ended December 31, 2020 and 2019.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2020 and December 31, 2019, there were no significant impairments of its long-lived assets.

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

At December 31, 2020 and December 31, 2019, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Advertising Revenue

During the year ended December 31, 2020, the Company provided advertising services to customers. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, the Company provides advertising and marketing services to its clients through exhibition events, conferences, and person-to-person marketing. The Company performs a credit assessment of the customer to assess the collectability of the contract price prior to entering into contracts.

Most of the advertisement contracts designated that the Company perform such advertising services for its clients through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, the Company determined that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly. Such advertising revenue amounted to $1,863,785 for the year ended December 31, 2020.

A smaller proportion of the Company’s advertising revenue is generated from services to its clients through exhibition events, conferences, and person-to-person marketing, and charges based on the number of promotional products sold. Such advertising revenue amounted to $6,559 for the year ended December 31, 2020.

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

During the year ended December 31, 2020, the Company had one major customer accounted for over 10% of its total revenue. The advertising revenue from this customer amounted to $1,863,785 for the year 2020. The Company also purchased inventory from this customer in the amount of $110,037, accounted for 56% of the Company’s total purchase during the year ended December 31, 2020.

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

As of December 31, 2020 and December 31, 2019, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the year ended December 31, 2020 and 2019 consisted of net income (loss) and foreign currency translation adjustments.

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

As of December 31, 2020 and 2019, the Company did not have any potentially dilutive instruments.

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

3. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $155,686 and $281,268 as of December 31, 2020 and December 31, 2019, respectively. Advances to suppliers primarily include prepayments for products expected to be delivered subsequent to balance sheet dates.

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

6. INVENTORY

Inventory consisted of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Finished goods – health supplements	$45,535	$49,487

7. LOAN TO THIRD PARTY

On June 8, 2020, the Company entered into an unsecured loan agreement with a third party, pursuant to which the Company agreed to lend RMB 50,300,000, equivalent to $7,408,389, to the third party. This loan bears interest of RMB 74,000, equivalent to $10,718, per day, and will mature on July 28, 2020. As of December 31, 2020, the Company has received the repayment of principal and interest in full amount, and recorded interest income of $535,906 during the year ended December 31, 2020.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Vehicle	$288,604	$268,342
Office furniture	48,464	45,423
Electronic equipment	14,852	13,920
Total	351,920	327,685
Less: Accumulated depreciation	(284,103)	(223,176)
Property and equipment, net	$67,817	$104,509

Depreciation expense for the year ended December 31, 2020 and 2019 was $43,462 and $78,524, respectively.

9. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Value-added	$32,318	$49,502
Income	235,300	31,380
City construction	2,422	3,615
Education	1,781	2,629
Other	11,674	10,252
Taxes payable	$283,495	$97,378

See Note 2 for the change in accounting estimate of taxes payable.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Accrued employees’ social insurance	$364,870	$357,378
Accrued professional fees	16,927	162,000
Accrued payroll and commission	105,844	89,748
Other payables	26,598	38,178
Total	$514,239	$647,304

11. LEASE

On September 12, 2018, the Company entered into a contract to sell its rights to a portion of a building with a buyer (the “Buyer”), at which time the Buyer paid RMB 100,000 ($14,898) to a shareholder of the Company as a down payment. The contract stipulated the remaining RMB 8,900,000 ($1,325,964) should be paid by the Buyer on or before September 30, 2018 and before the Company would be required to go to the relevant authority to effectuate the transfer of its property rights. The Buyer failed to make the payment on or prior to September 30, 2018, a default under the contract which gave the Company the right to terminate the contract. In October 2018, the Buyer delivered to the shareholder an additional RMB 7 million ($1.0 million). On March 25, 2019, the parties entered into a supplemental agreement which provided that the Company would transfer the property rights to Buyer if it agreed the Company would get the benefit of the RMB 7,000,000 ($1,042,893) and otherwise pay the remaining balance of RMB 1,200,000 ($178,782) on or prior to March 31, 2019. The RMB 1,200,000 ($178,782) was paid directly to the shareholder on a timely basis and the Company was given the benefit of the RMB 8,900,000 ($1,325,964) delivered to the Shareholder. The cost and accumulated depreciation of the building was $1,739,228 and $364,834, respectively. The Company recorded a loss on sale of $32,580 during year ended December 31, 2019. $1,340,862 of the proceeds from the sale was collected by the principal shareholder which was offset against amounts due to the shareholder.

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

The Company also has operating leases for other sales locations under various operating lease arrangements. The leases have remaining lease terms of approximately six months to 2 years.

Balance sheet information related to the Company’s leases is presented below:

	December 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$100,029	$213,897

Operating lease liabilities - current	$70,780	$146,370
Operating lease liability – non-current	29,250	67,526
Total operating lease liabilities	$100,030	$213,896

The following provides details of the Company’s lease expenses:

	Year Ended
	December 31, 2020	December 31, 2019
Operating lease expenses	$151,730	$91,617

Other information related to leases is presented below:

	Year Ended
	December 31, 2020	December 31, 2019
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$151,730	91,617

Weighted Average Remaining Lease Term:
Operating leases	1.37 years	1.87 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2021	$73,292
2022	20,367
2023	9,905
Total lease payments	103,564
Less: imputed interest	(3,534)
Total lease liabilities	100,030
Less: current portion	(70,780)
Lease liabilities – non-current portion	$29,250

12. RELATED PARTY TRANSACTIONS

Prepayments for acquisition

As of December 31, 2020 and, 2019, the Company had advances to multiple related parties in the aggregate amount of $0 and $4,053,587, respectively. Balance at December 31, 2019 consisted of balances of $697,699 to Aixin Pharmacy Co., Ltd, Xinjin Branch, $855,324 to Aixin Liucheng Pharmacy Co., Ltd, $654,776 to Aixin Pharmacy Co., Ltd. Jianyang Store, $71,821 to Aixin Shangyan Hotel Management Co., Ltd., and $1,773,967 to Aixin Pharmacy Co., Ltd. All of those related parties are entities controlled by Mr. Quanzhong Lin. The advances made were for the future acquisition of these related parties.

As of December 31, 2020, these prepayments were returned to the Company in full.

Advance to/from related parties

As of December 31, 2020, the Company had advances to Qionglai Weide Pharmacy and Chengdu Xindu Cundetang Pharmacy Co., Ltd. of $10,421 and $5,318, respectively, for working capital purpose. These entities were controlled by Mr. Quanzhong Lin. At December 31, 2019, the Company had advances to a major shareholder of $1,284,994. These advances are payable on demand and bear no interest.

At December 31, 2020, the Company had advances from the same major shareholder of $258,862. In addition, the Company had advances from Chengdu Aixin E-Commerce Company Ltd. and Chengdu Beibang Pharmacy of $3,240 and $2,748, respectively, at December 31, 2020. These advances were for working capital purpose, payable on demand, and bear no interest.

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for office use; the lease term was three years until May 2017 with an option to renew. The monthly rent was RMB 5,000 ($766), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease until May 28, 2023 with monthly rents of RMB 5,000 ($766), payable quarterly. The future annual minimum lease payment at December 31, 2020 is $9,195 for the year ended December 31, 2021 and 2022, and $3,831 for the year ended December 31, 2023.

13. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the years ended December 31, 2020 and 2019, and recorded income tax provision for the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for years ended December 31, 2020 and 2019:

	2020	2019
Income tax (benefit) at USA statutory rate	(21.0)%	(21.0)%
Income tax (benefit) at PRC statutory rate	25.0%	25.0%
Change in deferred tax asset valuation allowance	21.0%	21.0%
Permanent differences	-%	(15.0)%
Other	-%	(10.0)%
Effective combined tax rate	25.0%	-%

For the years ended December 31, 2020 and 2019, the change in valuation allowance is mainly from the tax benefit on net operating loss carry forward for PRC and USA operations.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the year ended December 31, 2020 and 2019, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

14. STOCKHOLDERS’ EQUITY

On August 17, 2020, by unanimous written consent in lieu of a meeting, the Board adopted resolutions authorizing a one (1)-for-four (4) reverse stock split and on August 19, 2020 filed Articles of Amendment to effect the reverse stock split with the Secretary of State of the State of Colorado. The reverse stock split becomes effective on October 27, 2020. According to the Articles of Amendment, the Company is authorized to issue 20,000,000 shares of blank check preferred stock at $0.001 par value and to reduce the number of authorized common stock to 500,000,000 shares at $.00001 par value per share from 950,000,000 shares. All share and earnings per share information has been retroactively adjusted to reflect the reverse stock split.

At December 31, 2020 and 2019, the Company had 49,999,891 and 85,049,576 post-split common shares issued and outstanding, respectively.

During the year ended December 31, 2020, 35,049,685 post-split shares owned by a major shareholder were cancelled.

During the year ended December 31, 2019, the same major shareholder contributed $1,276,054 to the Company with no common shares issued.

Private Placements of Common Stock

On August 7, 2019, the Company completed the sale of 2,500,000 shares of its common stock for gross proceeds of $1,000,000 in a private offering, pursuant to which, 2,500,000 shares were issued on September 5, 2019.

On October 9, 2019, the Company completed the sale of 10,000,000 shares of its common stock for gross proceeds of $4,000,000 in a private offering, pursuant to which, 10,000,000 shares were issued on November 5, 2019.

Stock Awards Issued for Services

On October 22, 2019, the Company granted and issued 37,500 post-split shares to its employees and contractors under its 2019 Equity Incentive Plan. The stock awards were valued at $337,500 based on the post-split closing price of $9 on the grant date.

On October 24, 2019, the Company granted and issued 550,000 post-split shares to its employees and contractors under its 2019 Equity Incentive Plan. The stock awards were valued at $1,520,200 based on the post-split closing price of $2.764 on the grant date.

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

For the years ended December 31, 2020 and 2019, stock-based compensation expenses were $371,540 and $70,413, respectively. As of December 31, 2020, unrecognized compensation expenses related to these stock awards are $1,415,747. These expenses are expected to be recognized over 4 years.

15. STATUTORY RESERVES

Pursuant to the PRC corporate law, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is now required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the year ended December 31, 2020 and 2019, the Company made $140,267 and $0 to its statutory reserve fund, respectively.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the years ended December 31, 2020 and 2019.

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

17. SUBSEQUENT EVENT

Management has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2020 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

