Form 10-Q
period 2021-03-31
AiXin Life International, Inc.
filed 2021-05-14
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of May 15, 2021, there were outstanding 49,999,891 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

March 31, 2021

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and equivalents	$7,638,444	$7,676,689
Accounts receivable, net	-	-
Other receivables and prepaid expenses	35,090	32,323
Advance to suppliers	157,338	155,686
Inventory	147,074	45,535
Advance to related parties	-	15,739
Total current assets	7,977,946	7,925,972
Property and equipment, net	60,393	67,817
Operating lease right-of-use assets	59,289	100,029
Total assets	$8,097,628	$8,093,818

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$38,964	$39,122
Unearned revenue	2,746	-
Taxes payable	209,829	283,495
Accrued liabilities and other payables	510,811	514,239
Operating lease liabilities - current	35,019	70,780
Advance from related parties	101,929	264,850
Total current liabilities	899,298	1,172,486
Operating lease liabilities - non-current	24,270	29,250
Total liabilities	923,568	1,201,736

Stockholders’ equity
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 49,999,891 and 49,999,891 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	500	500
Additional paid in capital	11,208,650	11,115,765
Statutory reserve	151,988	151,988
Accumulated deficit	(4,743,009)	(4,964,711)
Accumulated other comprehensive income	555,931	588,540
Total stockholders’ equity	7,174,060	6,892,082

Total liabilities and stockholders’ equity	$8,097,628	$8,093,818

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31
	2021	2020

Sales revenue:
Products	$203,294	$61,234
Advertising	494,864	549,929
Total revenue, net	698,158	611,163
Cost of goods sold	135,659	25,448

Gross profit	562,499	585,715

Operating expenses
Selling	53,194	79,714
General and administrative	194,250	152,354
Provision for bad debts	-	12,528
Stock-based compensation	92,885	92,885

Total operating expenses	340,329	337,481

Income from operations	222,170	248,234

Non-operating income (expenses)
Interest income	1,218	15
Other income	160	-
Other expense	(1,846)	(32)

Total non-operating expenses, net	(468)	(17)

Income before income tax	221,702	248,217

Income tax expense	-	-

Net income	221,702	248,217

Other comprehensive items
Foreign currency translation (loss)	(32,609)	(94,382)

Comprehensive income	$189,093	$153,835

Income per share - Basic and diluted	$0.004	$0.003

Weighted average shares outstanding	49,999,891	85,049,576

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income (loss)	Total
Balance at December 31, 2019	85,049,576	$850	$10,743,875	$11,721	$(5,841,955)	$151,481	$5,065,972
Stock issued for services	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	248,217	-	248,217
Foreign currency translation	-	-	-	-	-	(94,382)	(94,382)
Balance at March 31, 2020	85,049,576	$850	$10,836,760	$11,721	$(5,593,738)	$57,099	$5,312,692

Balance at December 31, 2020	49,999,891	$500	$11,115,765	$151,988	$(4,964,711)	$588,540	$6,892,082
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	221,702	-	221,702
Foreign currency translation	-	-	-	-	-	(32,609)	(32,609)
Balance at March 31, 2021	49,999,891	$500	$11,208,650	$151,988	$(4,743,009)	$555,931	$7,174,060

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$221,702	$248,217
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	7,225	12,602
Provision for bad debts	-	12,528
Stock-based compensation	92,885	92,885
Changes in net assets and liabilities:
Other receivables and prepaid expenses	(2,930)	9,270
Advances to suppliers	(2,313)	1,483
Inventory	(102,826)	16,055
Accounts payable	-	(5)
Unearned revenue	2,776	26,656
Taxes payable	(73,290)	(37,812)
Accrued liabilities and other payables	(1,385)	189
Net cash provided by operating activities	141,844	382,068

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advance from related parties	(148,771)	(367,748)
Net cash used in financing activities	(148,771)	(367,748)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(31,318)	(336)

NET INCREASE (DECREASE) IN CASH	(38,245)	13,984

CASH, BEGINNING OF PERIOD	7,676,689	9,833

CASH, END OF PERIOD	$7,638,444	$23,817

Supplemental Cash flow data:
Income tax paid	$60,458	$-
Interest paid	$-	$-

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

The Company, through its indirectly owned AiXinZhonghong subsidiary, mainly develops and distributes consumer products by offering a line of nutritional products. The Company sells the products through exhibition events, conferences, and person-to-person marketing. Beginning in 2019, the Company began to provide advertising services to clients which engaged the Company to help distribute their products. During 2020, the Company’s product sales revenue was primarily generated from sales of Tonglìke, Huo’s oral solution, probiotics and food washing serum. During the first quarter of 2021, the Company’s product sales revenue was primarily generated from sales of Moutai Original Brew, probiotics and Tonglìke. The Company’s business mainly focuses on a proactive approach to its customers such as hosting events for clients, which it believes is ideally suited to marketing its products because sales of nutrition products are strengthened by ongoing personal contact and support, coaching and education of its clients, as to the benefits of a healthy and active lifestyle.

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

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

The balance sheets and certain comparative information as of December 31, 2020 are derived from the audited financial statements and related notes for the year ended December 31, 2020, included in the Company’s 2020 Annual Report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Financial impacts related to COVID-19, including the Company’s actions and costs incurred in response to the pandemic, were not material to the Company’s financial position, results of operations or cash flows for the quarter ended March 31, 2020. The Company has implemented procedures to promote employee and customer safety. These measures will not significantly increase its operating costs. In addition, the Company cannot predict with certainty what measures may be taken by its suppliers and customers and the impact these measures may have on its 2021 financial position, results of operations or cash flows.

While the Company continues to operate substantially in the normal course, it cannot forecast with any certainty whether and to what degree the disruptions caused by the COVID-19 pandemic will increase, or the extent to which the disruption may materially impact its consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2021.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2021, and December 31, 2020, the bad debt allowance was $147,912 and $148,520, respectively.

Inventory

Inventory mainly consists of health supplements. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded no inventory impairment for the quarters ended March 31, 2021 and 2020.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2021and December 31, 2020, there were no significant impairments of its long-lived assets.

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

At March 31, 2021 and December 31, 2020, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Advertising Revenue

Commencing in the third quarter of 2019, the Company began to provide advertising services to customers. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, the Company provides advertising and marketing services to its clients through exhibition events, conferences, and person-to-person marketing. The Company performs a credit assessment of the customer to assess the collectability of the contract price prior to entering into contracts.

Most of the advertisement contracts designated that the Company perform such advertising services for its clients through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, the Company determined that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly. Such advertising revenue amounted to $494,864 and $543,440 for the quarter ended March 31, 2021 and 2020, respectively.

A smaller proportion of the Company’s advertising revenue is generated from services to its clients through exhibition events, conferences, and person-to-person marketing, and charges based on the number of promotional products sold. Such advertising revenue amounted to $0 and $6,489 for the quarter ended March 31, 2021 and 2020, respectively.

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

During the three months ended March 31, 2021, the Company had two major customers accounted for over 10% of its total revenue.

Customer	Net sales for the three months ended March 31, 2021	% of total revenue
A*	$494,864	71%
B	105,389	15%

During the three months ended March 31, 2020, the Company had one major customer accounted for over 10% of its total revenue.

Customer	Net sales for the three months ended March 31, 2020	% of total revenue
A*	$543,440	89%

During the three months ended March 31, 2021, the Company had one major supplier accounted for over 10% of its total purchase.

Supplier	Net purchase for the three months ended March 31, 2021	% of total purchase
C	$232,104	99%

During the three months ended March 31, 2020, the Company had one major supplier accounted for over 10% of its total purchase.

Supplier	Net purchase for the three months ended March 31, 2020	% of total purchase
A*	$6,341	100%

*Represented advertising revenues from this customer during the three months ended March 31, 2021 and 2020. The Company also purchased inventory from this customer in the three months ended March 31, 2020.

Leases

The Company adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) using the modified retrospective approach, electing the practical expedient that allows the Company not to restate prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption.

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

As of March 31, 2021 and December 31, 2020, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the quarters ended March 31, 2020 and 2019 consisted of net income (loss) and foreign currency translation adjustments.

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

As of March 31, 2021 and December 31, 2020, the Company did not have any potentially dilutive instruments.

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

3. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $157,338 and $155,686 as of March 31, 2021 and December 31, 2020, respectively. Advances to suppliers primarily include prepayments for products expected to be delivered subsequent to balance sheet dates.

4. INVENTORY

Inventory consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Finished goods – health supplements	$147,074	$45,535

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

8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Vehicle	$287,424	$288,604
Office furniture	48,266	48,464
Electronic equipment	14,791	14,852
Total	350,481	351,920
Less: Accumulated depreciation	(290,088)	(284,103)
Property and equipment, net	$60,393	$67,817

Depreciation expense for the quarters ended March 31, 2021 and 2020 was $7,225 and $12,602, respectively.

9. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Value-added	$21,315	$32,318
Income	174,527	235,300
City construction	1,651	2,422
Education	1,230	1,781
Other	11,106	11,674
Taxes payable	$209,829	$283,495

See Note 2 for the change in accounting estimate of taxes payable.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accrued employees’ social insurance	$354,831	$364,870
Accrued professional fees	15,756	16,927
Accrued payroll and commission	112,124	105,844
Other payables	28,100	26,598
Total	$510,811	$514,239

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

Concurrent with the completion of this sale, the Company entered into an agreement to lease a portion of the building back from the Buyer over a lease term of 2 years. The Company accounted for this lease as an operating lease right-of-use asset and a corresponding operating lease liability in accordance with the Lease Standard. As a result, $207,049 (RMB 1,389,731) was recorded as operating lease right-of-use asset and lease liability on March 31, 2019 when the lease commenced based on a 4.75% discount factor. The lease agreement expired on March 31, 2021. Commencing in April, 2021, the Company continues to lease the office on a monthly basis.

The Company also has operating leases for other sales locations under various operating lease arrangements. The leases have remaining lease terms of approximately six months to 3 years.

Balance sheet information related to the Company’s leases is presented below:

	March 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$59,289	$100,029

Operating lease liabilities - current	$35,019	$70,780
Operating lease liability – non-current	24,270	29,250
Total operating lease liabilities	$59,289	$100,030

The following provides details of the Company’s lease expenses:

	Three Months Ended March 31,
	2021	2020
Operating lease expenses	$41,300	$39,541

Other information related to leases is presented below:

	Three Months Ended March 31,
	2021	2020
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$41,300	39,541

Weighted Average Remaining Lease Term:
Operating leases	1.12 years	1.62 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2021 (excluding the three months ended March 31, 2021)	$31,585
2022	20,284
2023	9,864
Total lease payments	61,733
Less: imputed interest	(2,444)
Total lease liabilities	59,289
Less: current portion	(35,019)
Lease liabilities – non-current portion	$24,270

12. RELATED PARTY TRANSACTIONS

Advance to related parties

Advance to related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2021	2020
Qionglai Weide Pharmacy	$-	$10,421
Chengdu Xindu Cundetang Pharmacy Co., Ltd.	-	5,318
Total	$-	$15,739

These entities are controlled by Mr. Quanzhong Lin, a major shareholder. The advances were for working capital purpose, payable on demand, and bear no interest.

Advance from related parties

Advance from related parties consisted of the following as of the periods indicated:

	March 31,	December 31,
	2021	2020
Quanzhong Lin	$98,702	$258,862
Chengdu Aixin E-Commerce Company Ltd.	3,227	3,240
Chengdu Beibang Pharmacy	-	2,748
Total	$101,929	$264,850

These entities are controlled by Mr. Quanzhong Lin, a major shareholder. These advances were for working capital purpose, payable on demand, and bear no interest.

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for office use; the lease term was three years until May 2017 with an option to renew. The monthly rent was RMB 5,000 ($763), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease until May 28, 2023 with monthly rents of RMB 5,000 ($763), payable quarterly. The future annual minimum lease payment at March 31, 2021 is $9,158 for the year ended March 31, 2022 and 2023, and $1,526 for the year ended March 31, 2024.

13. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the quarters ended March 31, 2021 and 2020, and recorded income tax provision for the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the quarters ended March 31, 2021 and 2020, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

As of March 31, 2021 and December 31, 2020, the Company had 49,999,891 post-split common shares issued and outstanding.

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

For the quarters ended March 31, 2021 and 2020, stock-based compensation expenses were $92,885. As of March 31, 2021, unrecognized compensation expenses related to these stock awards are $1,322,862. These expenses are expected to be recognized over 4 years.

15. STATUTORY RESERVES

Pursuant to the PRC corporate law, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is now required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the quarters ended March 31, 2021 and 2020, the Company did not make any contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the quarters ended March 31, 2021 and 2020.

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

17. SUBSEQUENT EVENT

Management has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2021 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our 2020 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We market and sell consumer products in China by offering premium-quality nutritional products. We also provide advertising and marketing services to clients which engage us to distribute their products. We offer our products and those of our clients through our sales offices, exhibition events we organize and sponsor, and person-to-person marketing. Our business mainly focuses on proactively approaching customers such as by hosting events for clients, which we believe is ideally suited to marketing our products and those of our clients for which we perform advertising services because sales of nutritional products are strengthened by ongoing personal contact and support, coaching and education among the Company and our clients towards how to achieve a healthy and active lifestyle.

We do not independently test products to determine efficacy. Rather we rely upon information we uncover through inquiries in the community and a review of scientific and other literature.

In March 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic and national, provincial and local authorities, including those whose jurisdictions include Chengdu, where our offices are located and our customers reside, adopted various regulations and orders, including “shelter in place” rules, restrictions on travel, mandates on the number of people that may gather in one location and closing non-essential businesses. The global impact of the outbreak is continually evolving. The measures adopted by various governments and agencies, as well as the decision by many individuals and businesses to voluntarily shut down or self-quarantine, had and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. Although China and Chengdu have reopened their economies we cannot predict with any certainty the volume of revenue we will generate in 2021.

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

In response to the current Covid-19 pandemic, we have implemented the following strategies to cope with the situation.

1.	Importing products from the U.S.A. and other countries to diversify our product line.
2.	Strengthening our on-line sales capability.
3.	Increasing our efforts to find acquisition opportunities.

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

100%

Chengdu AixinZhonghong Biological Technology Co., Ltd (PRC) (“AiXinZhonghong”)

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended March 31,
	2021		2020
	$	% of Revenue	$	% of Revenue
Revenue	$698,158	100%	$611,163	100%
Cost of goods sold	135,659	19%	25,448	4%
Gross profit	562,499	81%	585,715	96%
Operating expenses	340,329	49%	337,481	55%
Income from operations	222,170	32%	248,234	41%
Non-operating income (expenses), net	(468)	-%	(17)	-%
Income tax expense	-	-%	-	-%
Net income	$221,702	32%	$248,217	41%

Revenue

Revenue was $698,158 in the first quarter of 2021, compared to $611,163 in the same period of 2020, an increase of $86,995 or 14%. The increase in revenue was primarily due to the increase in products sales which grew to $203,294 in the first quarter of 2021 compared to $61,234 in the same period of 2020 as a result of introducing a new product into the Company’s product mix. A decrease in advertising revenue in the first quarter of 2021 partly offset the increase in product revenues.

Cost of Goods Sold

Cost of goods sold was $135,659 in the first quarter of 2021, compared to $25,448 in the same period of 2020, an increase of $110,211 or 433%. The increase in our cost of goods sold is attributable to the increase in product sales. The cost of goods sold as a percentage of revenue was 19% in the first quarter of 2021, compared to 4% in the same period of 2020, The cost of goods sold as a percentage of product sales in the first quarter of 2021 was higher than that in the same period of 2020 due to the higher sales volume of lower margin products in 2021. The advertising and marketing services we provide do not require that we purchase products and thus have no cost of goods.

Gross Profit

Gross profit was $562,499 in the first quarter of 2021, compared to $585,715 in the same period of 2020, a decrease of $23,216 or 4%. The decrease in our gross profit was mainly due to the increase in cost of goods sold and a decrease in advertising revenue, partly offset by the higher revenue from product sales. Gross margin was 81% in the first quarter of 2021, compared to 96% in the same period of 2020 as a result of the shift from advertising revenues to product sales and more sales from certain lower margin products.

Operating Expenses

Operating expenses were $340,329 and $337,481 for the first quarter of 2021 and 2020, respectively, relatively flat. Increases in general and administrative expenses were offset by the decrease in selling expense and provision for bad debt.

Net Income

Our net income for the first quarter of 2021 was $221,702 compared to $248,217 in the same period of 2020, a decrease of $26,515 or 11%. The decrease in the first quarter of 2021 was mainly due to the lower gross profit explained above.

Liquidity and Capital Resources

During 2018, 2019 and 2020, we depended upon advances from our major shareholder and capital raised in private placements to support our operations. During the first quarter of 2021, we generated $141,844 from operations. As of March 31, 2021, cash and cash equivalents were $7,638,444, compared to $7,676,689 as of December 31, 2020. At March 31, 2021, we had working capital of $7,078,648 compared to $6,753,486 at December 31, 2020. The improvement in our working capital was mainly due to the positive cash flow generated from operations.

The following is a summary of cash provided by or used in each of the indicated types of activities during the quarters ended March 31, 2021 and 2020, respectively.

	March 31, 2021	March 31, 2020
Net cash provided by operating activities	$141,844	$382,068
Net cash provided by (used in) investing activities	$-	$-
Net cash used in financing activities	$(148,771)	$(367,748)

Net cash provided by (used in) operating activities

For the quarter ended March 31, 2020, net cash provided by operating activities was $141,844. This was primarily due to our net income of $221,702, adjusted by non-cash related expenses including depreciation of $7,225 and stock-based compensation of $92,885, and then decreased by unfavorable changes in working capital of $179,968. The unfavorable changes in working capital mainly resulted from an increase in inventory of $102,826 and a decrease in taxes payable of $73,290.

For the quarter ended March 31, 2020, net cash provided by operating activities was $382,068. This was primarily due to our net income of $248,217, adjusted by non-cash related expenses including depreciation of $12,602, provision for bad debt of $12,528, stock-based compensation of $92,885, and then increased by favorable changes in working capital of $15,836. The favorable changes in working capital mainly resulted from an increase in unearned revenue of $26,656, a decrease in inventory of $16,055, and a decrease in other receivables and prepaid expenses of $9,270, offset by a decrease in taxes payable of $37,812.

Net cash provided by (used in) financing activities

For the quarter ended March 31, 2021, net cash used in financing activities were net repayments to advances from related parties of $148,771.

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

While we continue to operate substantially in the normal course, we cannot forecast with any certainty whether and to what degree the disruptions caused by the COVID-19 pandemic will increase, or the extent to which the disruption may materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2021.

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

Accounts Receivable

The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the quarters ended in March 31, 2021 and 2020, bad debt expense was $0 and $12,528, respectively. As of March 31, 2021, and December 31, 2020, the bad debt allowance was $147,912 and $148,520, respectively.

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

● ●

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

We use FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for quarters ended March 31, 2021 and 2020 consisted of net loss and foreign currency translation adjustments.

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

At March 31, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2021, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our 2020 Form 10-K, which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2020 Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2021, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

AIXIN LIFE INTERNATIONAL, INC.

Dated: May 14, 2021	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

