Form 10-Q
period 2021-06-30
AiXin Life International, Inc.
filed 2021-08-23
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

86-313-6732526

(Issuer’s telephone number)

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Common Stock, $0.001 Par Value	AIXN	OTCQX Venture

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of August 13, 2021, there were outstanding 49,999,891 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

June 30, 2021

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

the “Company,” “we,” “us,” and “our” refer to AiXin Life International, Inc. (“AiXin”) and its subsidiaries.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31 2020
	(Unaudited)
Assets
Current assets
Cash and equivalents	$3,248,619	$7,676,689
Accounts receivable, net	-	-
Other receivables and prepaid expenses	33,525	32,323
Advances to suppliers	271,130	155,686
Inventory	135,066	45,535
Prepayment for acquisition	4,504,418	-
Advances to related parties	199,843	15,739
Total current assets	8,392,601	7,925,972
Property and equipment, net	57,643	67,817
Operating lease right-of-use assets	84,117	100,029
Total assets	$8,534,361	$8,093,818

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$39,531	$39,122
Unearned revenue	2,793	-
Taxes payable	239,341	283,495
Accrued liabilities and other payables	541,942	514,239
Operating lease liabilities - current	37,551	70,780
Advance from related parties	3,274	264,850
Total current liabilities	864,432	1,172,486
Operating lease liabilities - non-current	46,566	29,250
Total liabilities	910,998	1,201,736

Stockholders’ equity
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 49,999,891 shares issued and outstanding as of June 30, 2021 and December 31, 2020	500	500
Additional paid in capital	11,301,535	11,115,765
Statutory reserve	151,988	151,988
Accumulated deficit	(4,496,324)	(4,964,711)
Accumulated other comprehensive income	665,664	588,540
Total stockholders’ equity	7,623,363	6,892,082

Total liabilities and stockholders’ equity	$8,534,361	$8,093,818

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Sales revenue:
Products	$49,951	$54,181	$253,245	$115,415
Advertising	802,817	379,899	1,297,681	929,828
Total revenue, net	852,768	434,080	1,550,926	1,045,243

Cost of goods sold	25,021	21,453	160,680	46,901

Gross profit	827,747	412,627	1,390,246	998,342

Operating expenses
Selling	40,687	51,170	93,881	130,884
General and administrative	225,671	183,344	419,921	335,698
Provision for bad debts	-	848	-	13,376
Stock-based compensation	92,885	92,885	185,770	185,770
Total operating expenses	359,243	328,247	699,572	665,728

Income from operations	468,504	84,380	690,674	332,614

Non-operating income (expenses)
Interest income	1,271	231,641	2,489	231,656
Other income	1	42	161	42
Other expense	(5,039)	(154)	(6,885)	(186)
Total non-operating income (expenses), net	(3,767)	231,529	(4,235)	231,512

Income before income tax	464,737	315,909	686,439	564,126

Income tax expense	218,052	-	218,052	-

Net income	246,685	315,909	468,387	564,126

Other comprehensive items
Foreign currency translation (loss)	109,733	13,061	77,124	(81,321)

Comprehensive income	$356,418	$328,970	$545,511	$482,805

Income per share - basic and diluted	$0.005	$0.004	$0.009	$0.007

Weighted average shares outstanding	49,999,891	77,731,510	49,999,891	81,390,543

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income (loss)	Total
Balance at December 31, 2020	49,999,891	$500	$11,115,765	$151,988	$(4,964,711)	$588,540	6,892,082
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	221,702	-	221,702
Foreign currency translation	-	-	-	-	-	(32,609)	(32,609)
Balance at March 31, 2021	49,999,891	500	11,208,650	151,988	(4,743,009)	555,931	7,174,060
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	246,685	-	246,685
Foreign currency translation	-	-	-	-	-	109,733	109,733
Balance at June 30, 2021	49,999,891	$500	$11,301,535	$151,988	$(4,496,324)	$665,664	$7,623,363

Balance at December 31, 2019	85,049,576	$850	$10,743,875	$11,721	$(5,841,955)	$151,481	$5,065,972
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	248,217	-	248,217
Foreign currency translation	-	-		-	-	(94,382)	(94,382)
Balance at March 31, 2020	85,049,576	850	10,836,760	11,721	(5,593,738)	57,099	5,312,692
Cancellation of shares	(35,049,685)	(350)	350	-	-	-	-
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	315,909	-	315,909
Foreign currency translation	-	-	-	-	-	13,061	13,061
Balance at June 30, 2020	49,999,891	$500	$10,929,995	$11,721	$(5,277,829)	$70,160	$5,734,547

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$468,387	$564,126
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	10,870	24,811
Provision for bad debts	-	13,376
Stock based compensation	185,770	185,770
Interest income	-	(231,506)
Changes in net assets and liabilities:
Other receivables and prepaid expenses	(857)	(3,455)
Advances to suppliers	(113,556)	60,747
Inventory	(88,863)	(28,193)
Accounts payable	(5)	(5)
Unearned revenue	2,787	85,453
Taxes payable	(47,058)	(47,109)
Accrued liabilities and other payables	22,326	6,775
Net cash provided by operating activities	439,801	630,790

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,133)
Return of (prepayment) for acquisition	(4,494,966)	4,013,005
Loan to third party	-	(7,152,812)
Net cash used in investing activities	(4,494,966)	(3,141,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advance from related parties	(444,754)	2,513,789
Net cash (used in) provided by financing activities	(444,754)	2,513,789

EFFECT OF EXCHANGE RATE CHANGE ON CASH	71,849	(123)

NET INCREASE (DECREASE) IN CASH	(4,428,070)	2,516

CASH, BEGINNING OF PERIOD	7,676,689	9,833

CASH, END OF PERIOD	$3,248,619	$12,349

Supplemental Cash flow data:
Income tax paid	$282,316	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Aixin Life International, Inc. (the “Company” or “Aixin Life” or “we”) was incorporated under the laws of the State of Colorado on December 30, 1987 under the name Mercari Communications Group, Ltd (“Mercari”). Mercari’s business failed in 1990. Mercari conducted no operating activities from June 1, 1990 to August 31, 2001 and was dormant.

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

Effective February 1, 2018, pursuant to Articles of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of Colorado, the Company changed its name to AiXin Life International., Inc (“Aixin Life”).

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

Covid – 19

On March 11, 2020, the World Health Organization announced that infections caused by the corona virus disease of 2019 (“COVID-19”) had become pandemic. The Government of China has adopted various regulations and orders, including mandatory quarantines, limits on the number of people that may gather in one location, closing non-essential businesses and travel bans to limit the spread of the disease. Many of these measures have been relaxed due to the decrease in the prevalence of Covid-19 in China. To date, the ongoing operations of the Company have not been materially adversely effected by the measures taken to limit the spread of the disease in China.

Financial impacts related to COVID-19, including the Company’s actions and costs incurred in response to the pandemic, were not material to the Company’s financial position, results of operations or cash flows for the period ended June 30, 2021. The Company has implemented procedures to promote employee and customer safety. These measures will not significantly increase its operating costs. However, the Company cannot predict with certainty what measures may be taken by its suppliers and customers and the impact these measures may have on its 2021 financial position, results of operations or cash flows.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2021, and December 31, 2020, the bad debt allowance was $150,093 and $148,520, respectively.

Inventory

Inventory mainly consists of health supplements. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded no inventory impairment for the three and six months ended June 30, 2021 and 2020.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2021 and December 31, 2020, there were no significant impairments of its long-lived assets.

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

At June 30, 2021 and December 31, 2020, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

The Company’s revenue from sale of goods is recognized when goods are shipped to the customer and no other obligation exits. The Company does not provide unconditional return or other concessions to the customer. The Company’s sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As an alternative to the product return option, the customers have options of asking for an exchange for products with the same value.

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

Advertising Revenue

Commencing in the third quarter of 2019, the Company began to provide advertising services to its clients. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, the Company provides advertising and marketing services to its clients through exhibition events, conferences, and person-to-person marketing. The Company performs a credit assessment of the customer to assess the collectability of the contract price prior to entering into contracts.

Most of the advertisement contracts designated that the Company perform such advertising services for its clients through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, the Company determined that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly. Such advertising revenue amounted to $802,817 and $379,899 for the three months ended June 30, 2021 and 2020, respectively. Such advertising revenue amounted to $1,297,681 and $923,389 for the six months ended June 30, 2021 and 2020, respectively.

A smaller proportion of the Company’s advertising revenue is generated from services to its clients through exhibition events, conferences, and person-to-person marketing, and charges based on the number of promotional products sold. Such advertising revenue amounted to $0 for the three months ended June 30, 2021 and 2020. Such advertising revenue amounted to $0 and $6,439 for the six months ended June 30, 2021 and 2020, respectively.

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

During the three months ended June 30, 2021, the Company had two major customers that accounted for over 10% of its total revenue.

Customer	Net sales for the three months ended June 30, 2021	% of total revenue
A*	$511,204	60%
B	291,613	34%

During the six months ended June 30, 2021, the Company had two major customers that accounted for over 10% of its total revenue.

Customer	Net sales for the six months ended June 30, 2021	% of total revenue
A*	$1,006,068	65%
B	291,613	19%

During the three months ended June 30, 2020, the Company had one major customer that accounted for over 10% of its total revenue.

Customer	Net sales for the three months ended June 30, 2020	% of total revenue
A*	$379,899	88%

During the six months ended June 30, 2020, the Company had one major customer that accounted for over 10% of its total revenue.

Customer	Net sales for the six months ended June 30, 2020	% of total revenue
A*	$923,389	88%

During the three months ended June 30, 2021, the Company had one major supplier that accounted for over 10% of its total purchases.

Supplier	Net purchases for the three months ended June 30, 2021	% of total purchase
A*	$3,940	91%

During the six months ended June 30, 2021, the Company had one major supplier that accounted for over 10% of its total purchases.

Supplier	Net purchases for the six months ended June 30, 2021	% of total purchase
C	$232,516	97%

During the three months ended June 30, 2020, the Company had two major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchase for the three months ended June 30, 2020	% of total purchase
A*	$41,528	67%
D	19,636	32%

During the six months ended June 30, 2020, the Company had two major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchase for the six months ended June 30, 2020	% of total purchase
A*	$47,868	70%
D	19,636	29%

*	Represented advertising revenues from this customer during the three and six months ended June 30, 2021 and 2020. The Company also purchased inventory from this customer in the three and six months ended June 30, 2021 and 2020.

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

As of June 30, 2021 and December 31, 2020, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 consisted of net income (loss) and foreign currency translation adjustments.

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

As of June 30, 2021 and December 31, 2020, the Company did not have any potentially dilutive instruments.

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

The Company manages its business as a single operating segment in the PRC. Substantially all of its revenues are derived in the PRC. All long-lived assets are located in PRC.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

3. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $271,130 and $155,686 as of June 30, 2021 and December 31, 2020, respectively. Advances to suppliers primarily include prepayments for products expected to be delivered subsequent to balance sheet dates.

4. INVENTORY

Inventory consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Finished goods – health supplements	$135,066	$45,535

5. PREPAYMENT FOR ACQUISITION

On May 25, 2021, the Company entered into an Equity Transfer Agreement with Chengdu Aixin Shangyan Hotel Management Co., Ltd (“Aixin Shangyan Hotel”), and its two shareholders Quanzhong Lin (the Chairman, President and major shareholder of Aixin Life) and Yirong Shen (“Transferor”). Pursuant to the agreement (the “Hotel Purchase Agreement”), Aixin Life agreed to purchase 100% ownership of Aixin Shangyan Hotel from Mr. Lin and Ms. Shen. Eighty percent of the equity of Aixin Shangyan Hotel is owned by Mr. Lin, and the remaining balance is owned by Ms. Shen. Under the terms of the Hotel Purchase Agreement, Aixin Life agreed to purchase all of the outstanding equity of Aixin Shangyan Hotel for a purchase price of RMB 7,598,887, or approximately $1.16 million (“Transfer Price”). The Transfer Price will be reduced by an amount equal to any amounts paid or distributed by Aixin Shangyan Hotel to the Transferor after December 31, 2020 and will be increased by an amount equal to any amounts contributed to Aixin Shangyan Hotel by the Transferor after December 31, 2020.

On June 2, 2021, Aixin HK, a wholly owned subsidiary of Aixin Life, entered into an Equity Transfer Agreement (the “Transfer Agreement”) with Chengdu Aixintang Pharmacy Co., Ltd. and certain affiliated entities, each of which operates a pharmacy (“Aixintang Pharmacies”) and its three shareholders, Quanzhong Lin (the Chairman, President and major shareholder of Aixin Life), Ting Li and Xiao Ling Li (“Transferor”). Mr. Lin owns in excess of 95% of the outstanding equity the Aixintang Pharmacies. The remaining equity interest is owned by Ting Li and Xiao Ling Li.

Pursuant to the Transfer Agreement, Aixin HK agreed to purchase all of the outstanding equity of Aixintang Pharmacies for an aggregate purchase price of RMB 34,635,845, or approximately US$5.31 million (“Transfer Price”). The Transfer Price will be reduced by an amount equal to any amounts paid or distributed by any of the Aixintang Pharmacies to the Transferor after December 31, 2020 and increased by an amount contributed to any of the Aixintang Pharmacies by the Transferor after such date.

As of June 30, 2021, these two acquisitions have not yet been completed, and the Company prepaid $4,504,418 for the acquisition price.

6. LOAN TO THIRD PARTY

On June 8, 2020, the Company entered into an unsecured loan agreement with a third party, pursuant to which the Company agreed to lend RMB 50,300,000, equivalent to $7,408,389, to the third party. This loan bears interest of RMB 74,000, equivalent to $10,718, per day, and will mature on July 28, 2020. As of December 31, 2020, the Company has received the repayment of principal and interest in full amount, and recorded interest income of $535,906 during the year ended December 31, 2020. Interest income related to such loan to third party amounted to $231,506 during the three and six months ended June 30, 2020.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Vehicles	$291,662	$288,604
Office furniture	48,976	48,464
Electronic equipment	15,010	14,852
Total	355,648	351,920
Less: Accumulated depreciation	(298,005)	(284,103)
Property and equipment, net	$57,643	$67,817

Depreciation expense for the three months ended June 30, 2021 and 2020 was $3,645 and $12,209, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $10,870 and $24,811, respectively.

8. TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Value-added	$48,608	$32,318
Income	173,394	235,300
City construction	3,564	2,422
Education	2,597	1,781
Other	11,178	11,674
Taxes payable	$239,341	$283,495

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Accrued employees’ social insurance	$361,812	$364,870
Accrued professional fees	49,753	16,927
Accrued payroll and commission	118,427	105,844
Other payables	11,950	26,598
Total	$541,942	$514,239

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

The Company also has operating leases for other sales locations under various operating lease arrangements. The leases have remaining lease terms of approximately 1 month to 5 years.

Balance sheet information related to the Company’s leases is presented below:

	June 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$84,117	$100,029

Operating lease liabilities - current	$37,551	$70,780
Operating lease liability – non-current	46,566	29,250
Total operating lease liabilities	$84,117	$100,030

The following provides details of the Company’s lease expenses:

	Six Months Ended June 30,
	2021	2020
Operating lease expenses	$56,253	$52,744

	Three Months Ended June 30,
	2021	2020
Operating lease expenses	$14,953	$13,203

Other information related to leases is presented below:

	Six Months Ended June 30,
	2021	2020
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$56,253	52,744

Weighted Average Remaining Lease Term:
Operating leases	2.66 years	1.65 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2021 (excluding the six months ended June 30, 2021)	$40,440
2022	15,729
2023	21,273
2024	6,356
2025	3,903
Thereafter	1,626
Total lease payments	89,327
Less: imputed interest	(5,210)
Total lease liabilities	84,117
Less: current portion	(37,551)
Lease liabilities – non-current portion	$46,566

11. RELATED PARTY TRANSACTIONS

Advance to related parties

Advance to related parties consisted of the following as of the periods indicated:

	June 30, 2021	December 31, 2020
Qionglai Weide Pharmacy	$-	$10,421
Quanzhong Lin	199,843	-
Chengdu Xindu Cundetang Pharmacy Co., Ltd.	-	5,318
Total	$199,843	$15,739

Qionglai Weide Pharmacy and Chengdu Xindu Cundetang Pharmacy Co., Ltd. are controlled by Mr. Quanzhong Lin (the Chairman, President and major shareholder of Aixin Life). The advances were for working capital purpose, payable on demand, and bear no interest.

Advance from related parties

Advance from related parties consisted of the following as of the periods indicated:

	June 30, 2021	December 31, 2020
Quanzhong Lin	$-	$258,862
Chengdu Aixin E-Commerce Company Ltd.	3,274	3,240
Chengdu Beibang Pharmacy	-	2,748
Total	$3,274	$264,850

Chengdu Aixin E-Commerce Company Ltd. and Chengdu Beibang Pharmacy are controlled by Mr. Quanzhong Lin (the Chairman, President and major shareholder of Aixin Life). These advances were for working capital purpose, payable on demand, and bear no interest.

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for office use; the lease term was three years until May 2017 with an option to renew. The monthly rent was RMB 5,000 ($774), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease until May 28, 2023 with monthly rents of RMB 5,000 ($774), payable quarterly. The future annual minimum lease payment at June 30, 2021 is $9,293 and $8,518 for each of the year ended June 30, 2022 and 2023, respectively.

12. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the three and six months ended June 30, 2021 and 2020, and recorded an income tax provision for each of such periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three and six months ended June 30, 2021 and 2020, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

As of June 30, 2021 and December 31, 2020, the Company had 49,999,891 common shares issued and outstanding.

In June 2020, 35,049,685 shares owned by Quanzhong Lin (the Chairman, President and major shareholder of Aixin Life) were cancelled.

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

For the three months ended June 30, 2021 and 2020, stock-based compensation expenses were $92,885. For the six months ended June 30, 2021 and 2020, stock-based compensation expenses were $185,770. As of June 30, 2021, unrecognized compensation expenses related to these stock awards are $1,229,977. These expenses are expected to be recognized over 4 years.

14. STATUTORY RESERVES

Pursuant to the PRC corporate law, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is now required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the three and six months ended June 30, 2021 and 2020, the Company did not make any contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the three and six months ended June 30, 2021 and 2020.

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

16. SUBSEQUENT EVENT

In July and August, 2021, the Company completed the required governmental procedures and obtained the documents necessary to consider the acquisition of Aixin Shangyan Hotel and certain of the affiliates of Aixintang Pharmacies completed (see Note 5).

Management has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2021 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

In March 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic and national, provincial and local authorities, including those whose jurisdictions include Chengdu, where our offices are located and our customers reside, adopted various regulations and orders, including “shelter in place” rules, restrictions on travel, mandates on the number of people that may gather in one location and closing non-essential businesses. Many of these measures have been relaxed due to the decrease in the prevalence of Covid-19 in China. To date, the ongoing operations of the Company have not been materially adversely effected by the measures taken to limit the spread of the disease in China. Financial impacts related to COVID-19, including the Company’s actions and costs incurred in response to the pandemic, were not material to the Company’s financial position, results of operations or cash flows for the period ended June 30, 2021. The Company has implemented procedures to promote employee and customer safety. These measures will not significantly increase its operating costs. However, the Company cannot predict with certainty what measures may be taken by its suppliers and customers and the impact these measures may have on its 2021 financial position, results of operations or cash flows.

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

On May 25, 2021, we entered into an Equity Transfer Agreement with Chengdu Aixin Shangyan Hotel Management Co., Ltd (“Aixin Shangyan Hotel”), and its two shareholders Quanzhong Lin (our Chairman, President and major shareholder) and Yirong Shen (“Transferor”). Pursuant to the Agreement (the “Hotel Purchase Agreement”), we agreed to purchase 100% ownership of Aixin Shangyan Hotel from Mr. Lin and Ms. Shen. Eighty percent of the equity of Aixin Shangyan Hotel is owned by Mr. Lin. The balance is owned by Ms. Shen. Under the terms of the Hotel Purchase Agreement, we agreed to purchase all of the outstanding equity of Aixin Shangyan Hotel for a purchase price of RMB 7,598,887, or approximately $1.16 million (“Transfer Price”). The Transfer Price will be reduced by an amount equal to any amounts paid or distributed by Aixin Shangyan Hotel to the Transferor after December 31, 2020 and will be increased by an amount equal to any amounts contributed to Aixin Shangyan Hotel by the Transferor after December 31, 2020.

On June 2, 2021, Aixin HK, our wholly owned subsidiary entered into an Equity Transfer Agreement (the “Transfer Agreement”) with Chengdu Aixintang Pharmacy Co., Ltd. and certain affiliated entities, each of which operates a pharmacy (“Aixintang Pharmacies”) and its three shareholders, Quanzhong Lin (our Chairman, President and major shareholder), Ting Li and Xiao Ling Li (“Transferor”). Mr. Lin owns in excess of 95% of the outstanding equity the Aixintang Pharmacies. The remaining equity interest is owned by Ting Li and Xiao Ling Li. Pursuant to the Transfer Agreement, Aixin HK agreed to purchase all of the outstanding equity of Aixintang Pharmacies for an aggregate purchase price of RMB 34,635,845, or approximately US$5.31 million (“Transfer Price”). The Transfer Price will be reduced by an amount equal to any amounts paid or distributed by any of the Aixintang Pharmacies to the Transferor after December 31, 2020 and increased by an amount contributed to any of the Aixintang Pharmacies by the Transferor after such date.

As of June 30, 2021, the governmental procedures to complete these two acquisitions were not yet completed. As a result, the $4,504,418 paid to the sellers is deemed a prepayment of the acquisition prices. During August 2021 we completed the required governmental procedures and obtained the documents necessary to consider the acquisition of the Aixin Shangyan Hotel and certain of the affiliates of Aixintang Pharmacies completed. In the respective Equity Transfer Agreements, the parties agreed that we would get the benefit of all profits and absorb the losses generated from the Aixin Shangyang Hotel and Aixintang Pharamcies after December 31, 2020. Because the acquisitions had not been completed by June 30, 2021, the impact of the operations of the Aixin Shangyan Hotel and nine pharmacies discussed above is not reflected in the financial statements included in this Report.

Below is our corporate structure prior to the consummation of the acquisition of the hotel and pharmacies discussed above :

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

100%

Chengdu AixinZhonghong Biological Technology Co., Ltd (PRC) (“AixinZhonghong”)

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended June 30,
	2021		2020
	$	% of Revenue	$	% of Revenue
Revenue	$852,768	100%	$434,080	100%
Cost of goods sold	25,021	3%	21,453	5%
Gross profit	827,747	97%	412,627	95%
Operating expenses	359,243	42%	328,247	76%
Income from operations	468,504	55%	84,380	19%
Non-operating income (expenses), net	(3,767)	(0.4)%	231,529	53%
Income tax expense	218,052	26%	-	-%
Net income	$246,685	29%	$315,909	73%

	Six Months Ended June 30,
	2021		2020
	$	% of Revenue	$	% of Revenue
Revenue	$1,550,926	100%	$1,045,243	100%
Cost of goods sold	160,680	10%	46,901	4%
Gross profit	1,390,246	90%	998,342	96%
Operating expenses	699,572	45%	665,728	64%
Income from operations	690,674	45%	332,614	32%
Non-operating income (expenses), net	(4,235)	(0.3)%	231,512	22%
Income tax expense	218,052	14%	-	-%
Net income	$468,387	30%	$564,126	54%

Revenue

Revenue was $852,768 in the three months ended June 30,2021, compared to $434,080 in the same period of 2020, an increase of $418,688 or 96%. Revenue was $1,550,926 in the first six months of 2021, compared to $1,045,243 in the same period of 2020, an increase of $505,683 or 48%. The increase in revenue was primarily due to the $422,918 and $367,853 increase in advertising revenue in the second quarter and the first six months of 2021, respectively. In 2021, we have developed new advertising customers. For the first six months of 2021, our product sales increased $137,830 as a result of introducing a new product into the Company’s product mix. In addition, our business was significantly impacted by Covid-19 during the second quarter and the first six months of 2020.

Cost of Goods Sold

Cost of goods sold for our products sales was $25,021 and $160,680 in the three and six months ended June 30, 2021, respectively, compared to $21,453 and $46,901 for the comparable periods of 2020, an increase of $3,568 or $17% for the three months ended June 30, 2021 compared with same period of 2020, and an increase of $113,779 or 243% for the six months ended June 30, 2021 compared with same period of 2020. The increase in our cost of goods sold is attributable to the increase in product sales. The cost of goods sold as a percentage of product sales was 50.1% and 63.4% in the three and six months ended June 30, 2021, respectively, compared to 39.6% and 40.6% for the three and six months ended June 30, 2020, respectively. The cost of goods sold as a percentage of product sales was higher in the three and six months ended June 30, 2021 compared with the same period of 2020 due to increased sales volume of lower profit margin products in 2021.The advertising and marketing services we provide do not require us to purchase products and thus have no cost of goods.

Gross Profit

Gross profit was $827,747 and $1,390,246 in the three and six months ended June 30 2021, respectively, compared to $412,627 and $998,342 in the same periods of 2020, an increase of $415,120 or 101% for the three months ended June 30, 2021 compared with same period of 2020, and an increase of $391,904 or 39% for the six months ended June 30, 2021 compared with same period of 2020. The increase in our gross profit was mainly due to increased revenue. Gross profit margin was 97% in the three months ended June 30, 2021, compared to 95% in the same period of 2020 as a result of the increase in advertising revenue. Gross profit margin was $90% in the six months ended June 30, 2021, compared to 96% in the same period of 2020 as a result of increased sales of lower margin products.

Operating Expenses

Operating expenses were $359,243 and $699,572 for the three and six months ended June 30 2021, respectively, compared to $328,247 and $665,728 for the comparable periods of 2020, an increase of $30,996 or 9% for the three months ended June 30, 2021 compared with same period of 2020, and an increase of $33,844 or 5% for the six months ended June 30, 2021 compared with same period of 2020. Increases in general and administrative expenses resulting from increasing advertising revenue were offset by decreases in selling expenses and provisions for bad debt.

Income tax expense

Income tax expense were $218,052 for the three and six months ended June 30, 2021, compared to $0 in the same periods of 2020, an increase of $218,052 or 100%.

Net Income

Our net income for the three and six months ended June 30, 2021 was $246,685 and $468,387 respectively, compared to $315,909 and $564,126 in the same periods of 2020, a decrease of $69,224 or 22% for the three months ended June 30, 2021 compared with same period of 2020, and a decrease of $95,739 or 17% for the six months ended June 30, 2021 compared with same period of 2020. The decrease net income in the six and three months ended June 30, 2021 was mainly due to an increase in our income tax expense primarily in the 2nd quarter of 2021, and a decrease in interest income also in the 2nd quarter, which offset the increase in our gross profit resulting from the growth in our revenue.

Liquidity and Capital Resources

During 2019 and 2020, we depended upon advances from our major shareholder and capital raised in private placements to support our operations. During the first half of 2021, we generated $439,801 from operations. As of June 30, 2021, cash and cash equivalents were $3,248,619, compared to $7,676,689 as of December 31, 2020. At June 30, 2021, we had working capital of $7,528,169 compared to $6,753,486 at December 31, 2020. The reduction in our cash from December 30, 2020, to June 30, 2021, was the result of the payments made to acquire the Aixin Shangyan Hotel and Aixintang Pharmacies.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2021 and 2020, respectively.

	June 30, 2021	June 30, 2020
Net cash provided by operating activities	$439,801	$630,790
Net cash used in investing activities	$(4,494,966)	$(3,141,940)
Net cash (used in) provided by financing activities	$(444,754)	$2,513,789

Net cash provided by operating activities

For the six months ended June 30, 2021, net cash provided by operating activities was $439,801. This was primarily due to our net income of $468,387, adjusted by non-cash related expenses including depreciation of $10,870 and stock-based compensation of $185,770, and then decreased by changes in working capital of $225,226. The cash outflow from changes in working capital mainly resulted from inventory purchase of $88,863; payment of advances to suppliers of $113,556; and tax payments of $47,058.

For the six months ended June 30, 2020, net cash provided by operating activities was $630,790. This was primarily due to our net income of $564,126, adjusted by non-cash related expenses and interest income, including depreciation of $24,811, provision for bad debt of $13,376, stock-based compensation of $185,770, and interest income of $231,506 from a loan to a third party, and then increased by changes in working capital of $74,213. The cash inflow from changes in working capital mainly resulted from a payment received from unearned revenue of $85,453, decreased payment for advances to suppliers of $60,747, but partly offset by payments on inventory purchases of $28,193, and tax payments of $47,109.

Net cash used in investing activities

For the six months ended June 30, 2021, net cash used in investing activities was $4,494,966, was mainly for the prepayment for the acquisition of a hotel and pharmacies from our major shareholder.

For the six months ended June 30, 2020, net cash used in investing activities was $3,141,940, was mainly due to a loan to third party of $7,152,812, offset by the return of prepayments made for acquisitions of $4,013,005.

Net cash (used in) provided by financing activities

For the six months ended June 30, 2021, net cash used in financing activities were changes in advances from related parties of $444,754.

For the six months ended June 30, 2020, net cash provided by financing activities was a net of $2,513,789, as a result of the return of advances made to a major shareholder.

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

Significant Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to assist you in fully understanding and evaluating this management discussion and analysis.

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

Accounts Receivable

The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the six months ended in June 30, 2021 and 2020, bad debt expense was $0 and $13,376, respectively. During the three months ended June 30, 2021 and 2020, bad debt expense was $0 and $848, respectively. As of June 30, 2021, and December 31, 2020, the bad debt allowance was $150,093 and $148,520, respectively.

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

We use FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for six and three months ended June 30, 2021 and 2020 consisted of net loss and foreign currency translation adjustments.

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

At June 30, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at June 30, 2021, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2021, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement, dated as of December 12, 2017, among the Company, AiXin BVI, AiXin HK, AiXinZhonghong and the stockholders of AixinZhonghong (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017 as filed with the SEC on January 16, 2019).

3.4	Bylaws of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

10.1	Equity Transfer Agreement with Respect to Shangyan Hotel Company (Incorporated by reference to Report on Form 8-K dated May 25, 2021).

10.2	Equity Transfer Agreement with respect to Chengdu Aixin Pharmacy Co., Ltd. and affiliated entities (Incorporated by reference to Report on Form 8-K dated June 2, 2021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema
101.CAL	iXBRL Taxonomy Extension Calculation
101.DEF	iXBRL Taxonomy Extension Definition
101.LAB	iXBRL Taxonomy Extension Label
101.PRE	iXBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIXIN LIFE INTERNATIONAL, INC.

Dated: August 23, 2021	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

