Form 10-Q
period 2021-09-30
AiXin Life International, Inc.
filed 2021-11-22
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of November 12, 2021, there were outstanding 49,999,891 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

September 30, 2021

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,297,835	$7,676,689
Accounts receivable, net	32,558	-
Other receivables and prepaid expenses	214,075	32,323
Advances to suppliers	279,859	155,686
Inventories	319,605	45,535
Advances to related parties	15,507	15,739
Total current assets	4,159,439	7,925,972
Property and equipment, net	359,412	67,817
Intangible asset, net	2,569	-
Security deposit	93,119	-
Operating lease right-of-use assets	2,050,023	100,029
Total assets	$6,664,562	$8,093,818

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$428,402	$39,122
Unearned revenue	306,095	-
Taxes payable	334,517	283,495
Accrued liabilities and other payables	844,791	514,239
Loan from third parties	463,229	-
Operating lease liabilities - current	844,093	70,780
Advance from related parties	118,008	264,850
Total current liabilities	3,339,135	1,172,486
Operating lease liabilities - non-current	1,205,932	29,250
Total liabilities	4,545,067	1,201,736

Stockholders’ equity
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 49,999,891 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	500	500
Additional paid in capital	9,585,799	11,115,765
Statutory reserve	151,988	151,988
Accumulated deficit	(8,291,094)	(4,964,711)
Accumulated other comprehensive income	672,302	588,540
Total stockholders’ equity	2,119,495	6,892,082

Total liabilities and stockholders’ equity	$6,664,562	$8,093,818

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Products	$204,593	$54,918	$457,838	$170,333
Advertising	445,215	673,978	1,742,896	1,603,806
Room revenues	68,559	-	68,559	-
Food and beverage revenues	71,015	-	71,015	-
Others	23,528	-	23,528	-
Total revenue, net	812,910	728,896	2,363,836	1,774,139

Operating costs and expenses:
Cost of goods sold	130,938	20,478	291,618	67,379
Hotel operating costs	320,305	-	320,305	-
Selling	156,587	51,409	250,468	182,293
General and administrative	187,820	244,772	607,741	580,470
Provision for bad debts	17,884	75	17,884	13,451
Stock-based compensation	92,885	92,885	278,655	278,655
Total operating costs and expenses	906,419	409,619	1,766,671	1,122,248

Income (loss) from operations	(93,509)	319,277	597,165	651,891

Non-operating income (expenses)
Interest income	599	297,895	3,088	529,551
Other income	22,067	25,741	22,228	25,783
Other expense	(1,167)	(263)	(8,052)	(449)
Total non-operating income, net	21,499	323,373	17,264	554,885

Income (loss) before income tax	(72,010)	642,650	614,429	1,206,776

Income tax expense	74,094	2,319	292,146	2,319

Net income (loss)	(146,104)	640,331	322,283	1,204,457

Other comprehensive items
Foreign currency translation gain	6,638	260,711	83,762	179,390

Comprehensive income (loss)	$(139,466)	$901,042	$406,045	$1,383,847

Income per share - basic and diluted	$(0.003)	$0.013	$0.006	$0.017

Weighted average shares outstanding	49,999,891	49,999,901	49,999,891	70,850,620

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total
Balance at December 31, 2020	49,999,891	$500	$11,115,765	$151,988	$(4,964,711)	$588,540	6,892,082
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	221,702	-	221,702
Foreign currency translation	-	-	-	-	-	(32,609)	(32,609)
Balance at March 31, 2021	49,999,891	500	11,208,650	151,988	(4,743,009)	555,931	7,174,060
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	246,685	-	246,685
Foreign currency translation	-	-	-	-	-	109,733	109,733
Balance at June 30, 2021	49,999,891	500	11,301,535	151,988	(4,496,324)	665,664	7,623,363
Acquisition of subsidiaries	-	-	(4,257,275)	-	(3,648,666)	-	(7,905,941)
Debt forgiven by major shareholder			2,448,654				2,448,654
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	(146,104)	-	(146,104)
Foreign currency translation	-	-	-	-		6,638	6,638
Balance at September 30, 2021	49,999,891	$500	$9,585,799	$151,988	$(8,291,094)	$672,302	$2,119,495

Balance at December 31, 2019	85,049,576	$850	$10,743,875	$11,721	$(5,841,955)	$151,481	$5,065,972
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	248,217	-	248,217
Foreign currency translation	-	-		-	-	(94,382)	(94,382)
Balance at March 31, 2020	85,049,576	850	10,836,760	11,721	(5,593,738)	57,099	5,312,692
Cancellation of shares	(35,049,685)	(350)	350	-	-	-	-
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	315,909	-	315,909
Foreign currency translation	-	-	-	-	-	13,061	13,061
Balance at June 30, 2020	49,999,891	500	10,929,995	11,721	(5,277,829)	70,160	5,734,547
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	640,331	-	640,331
Foreign currency translation	-	-	-	-	-	260,711	260,711
Balance at September 30, 2020	49,999,891	$500	$11,022,880	$11,721	$(4,637,498)	$330,871	$6,728,474

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$322,283	$1,204,457
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,910	34,572
Provision for bad debts	17,883	13,451
Stock-based compensation	278,655	278,655
Changes in net assets and liabilities:
Accounts receivable	(12,806)	-
Accounts receivable - related party	13,618	-
Other receivables and prepaid expenses	22,975	17,327
Advances to suppliers	(116,795)	63,235
Inventories	(18,728)	(31,830)
Accounts payable	(748)	(5)
Unearned revenue	13,136	1,074
Taxes payable	46,672	(24,966)
Accrued liabilities and other payables	(41,986)	(99,549)
Net cash provided by operating activities	546,069	1,456,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,145)
Cash acquired at acquisition of subsidiaries	87,448	-
Return of (payment) for acquisition	(4,497,972)	4,035,615
Net cash (used in) provided by investing activities	(4,410,524)	4,033,470

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advance from related parties	(592,814)	2,227,904
Net cash (used in) provided by financing activities	(592,814)	2,227,904

EFFECT OF EXCHANGE RATE CHANGE ON CASH	78,415	231,172

NET (DECREASE) INCREASE IN CASH	(4,378,854)	7,948,967

CASH, BEGINNING OF PERIOD	7,676,689	9,833

CASH, END OF PERIOD	$3,297,835	$7,958,800

Supplemental Cash flow data:
Income tax paid	$282,319	$2,319
Interest paid	$-	$-

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

On January 20, 2017, Mercari’s principal stockholders, Algodon, sold 10,955,500 shares of the Company’s common stock, 96.5% of the Company’s outstanding shares, to China Concentric, for $260,000, and assigned its right to the repayment of $150,087 of non-interest bearing advances to the Company for working capital, pursuant to a Stock Purchase Agreement dated December 20, 2016, as amended. Prior to entering into the Stock Purchase Agreement with Algodon, neither China Concentric nor any of its affiliates had any relationship to the Company, Algodon or any of their respective affiliates.

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

The Company, through its indirectly owned AiXinZhonghong subsidiary, mainly develops and distributes consumer products by offering a line of nutritional products. The Company sells the products through exhibition events, conferences, and person-to-person marketing. Beginning in 2019, the Company began to provide advertising services to clients who engaged the Company to help distribute their products. The Company’s business mainly focuses on a proactive approach to its customers such as hosting events for clients, which it believes is ideally suited to marketing its products because sales of nutrition products are strengthened by ongoing personal contact and support, coaching and education of its clients, as to the benefits of a healthy and active lifestyle.

On May 25, 2021, AiXin HK entered into an Equity Transfer Agreement with Chengdu Aixin Shangyan Hotel Management Co., Ltd (“Aixin Shangyan Hotel”), and its two shareholders Quanzhong Lin and Yirong Shen (“Transferor”). Pursuant to the agreement (the “Hotel Purchase Agreement”), Aixin Life agreed to purchase 100% ownership of Aixin Shangyan Hotel from Mr. Lin and Ms. Shen. Eighty percent of the equity of Aixin Shangyan Hotel is owned by Mr. Lin, and the remaining balance is owned by Ms. Shen. Under the terms of the Hotel Purchase Agreement, Aixin Life agreed to purchase all of the outstanding equity of Aixin Shangyan Hotel for a purchase price of RMB 7,598,887, or approximately $1.16 million (the “Transfer Price”). The Transfer Price will be reduced by an amount equal to any amounts paid or distributed by Aixin Shangyan Hotel to the Transferor after December 31, 2020 and will be increased by an amount equal to any amounts contributed to Aixin Shangyan Hotel by the Transferor after December 31, 2020. The acquisition was completed in July 2021.

On June 2, 2021, AiXin HK entered into an Equity Transfer Agreement with Chengdu Aixintang Pharmacy Co., Ltd. and certain affiliated entities, each of which operates a pharmacy (together, “Aixintang Pharmacies”) and its three shareholders, Quanzhong Lin, Ting Li and Xiao Ling Li (“Transferor”). Mr. Lin owns in excess of 95% of the outstanding equity the Aixintang Pharmacies. The remaining equity interest is owned by Ting Li and Xiao Ling Li. Pursuant to the agreement (the “Pharmacies Purchase Agreement”), AiXin HK agreed to purchase all of the outstanding equity of Aixintang Pharmacies for an aggregate purchase price of RMB 34,635,845, or approximately US$5.31 million (the “Transfer Price”). The Transfer Price will be reduced by an amount equal to any amounts paid or distributed by any of the Aixintang Pharmacies to the Transferor after December 31, 2020 and increased by an amount contributed to any of the Aixintang Pharmacies by the Transferor after such date. The acquisition was completed in September 2021.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of AiXinZhonghong, Aixin Shangyan Hotel and Aixintang Pharmacies is Chinese Renminbi (‘‘RMB’’). The accompanying consolidated financial statements are translated from RMB and presented in U.S. dollars (“USD”).

The consolidated financial statements include the accounts of the Company and its current wholly owned subsidiaries, AiXin HK, AiXinZhonghong, Aixin Shangyan Hotel and Aixintang Pharmacies. Intercompany transactions and accounts were eliminated in consolidation.

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

Financial impacts related to COVID-19, including the Company’s actions and costs incurred in response to the pandemic, were not material to the Company’s financial position, results of operations or cash flows for the period ended September 30, 2021. The Company has implemented procedures to promote employee and customer safety. These measures will not significantly increase its operating costs. However, the Company cannot predict with certainty what measures may be taken by its suppliers and customers and the impact these measures may have on its 2021 financial position, results of operations or cash flows.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2021 and December 31, 2020, the bad debt allowance was $292,746 and $148,520, respectively.

Inventories

Inventories mainly consists of health supplements, drugs, pharmaceutical and nutritional products, food and beverage, hotel supplies and consumables. Inventories are valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded no inventory impairment for the three and nine months ended September 30, 2021 and 2020.

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

Office furniture	5 years
Electronic equipment	2-3 years
Machinery	3 years
Leasehold improvements	3 years
Vehicles	5 years

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, but at least annually.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2021 and December 31, 2020, there were no significant impairments of its long-lived assets.

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

At September 30, 2021 and December 31, 2020, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As revenues are and have been primarily from the delivery of products and the performance of services, and the Company has no significant post-delivery obligations, this did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

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

The Company’s revenue recognition policies for its various operating segments are as follows:

Advertising and Products

Advertising Revenue

Commencing in the third quarter of 2019, AiXin Zhonghong began to provide advertising services to its clients. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, the Company provides advertising and marketing services to its clients through exhibition events, conferences, and person-to-person marketing. The Company performs a credit assessment of the customer to assess the collectability of the contract price prior to entering into contracts.

Most of the advertisement contracts designated that the Company perform such advertising services for its clients through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, the Company determined that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly. Such advertising revenue amounted to $445,215 and $673,978 for the three months ended September 30, 2021 and 2020, respectively. Such advertising revenue amounted to $1,742,896 and $1,597,330 for the nine months ended September 30, 2021 and 2020, respectively.

A smaller proportion of the Company’s advertising revenue is generated from services to its clients through exhibition events, conferences, and person-to-person marketing, and charges based on the number of promotional products sold. Such advertising revenue amounted to $0 for the three months ended September 30, 2021 and 2020. Such advertising revenue amounted to $0 and $6,476 for the nine months ended September 30, 2021 and 2020, respectively.

All of the advertising revenue is subject to the PRC VAT of 6%. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China.

Products Revenue

The Company’s revenue from sale of products is recognized when goods are delivered to the customer and no other obligation exists. The Company does not provide unconditional return or other concessions to the customer. The Company’s sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As an alternative to the product return option, the customers have options of asking for an exchange for products with the same value.

Sales revenue of AiXin Zhonghong represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 17% of the gross sales price prior to May 1, 2018, 16% since May 1, 2018 and 13% since April 1, 2019. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Hotel

Hotel revenues are primarily derived from the rental of rooms, food and beverage sales and other ancillary goods and services, including but not limited to souvenir, parking and conference reservation. Each of these products and services represents a distinct performance obligation and, in exchange for these services, the Company receives fixed amounts based on published rates or negotiated contracts. Payment is due in full at the time when the services are rendered or the goods are provided. Room rental revenue is recognized on a daily basis when rooms are occupied. Food and beverage revenue and other goods and services revenue are recognized when they have been delivered or rendered to the guests as the respective performance obligations are satisfied. All of the hotel’s goods sold in China are subject to the PRC VAT of 6%. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China.

Pharmacies

The Company’s retail drugstores (Aixintang Pharmacies) recognize revenue at the time the customer takes possession of the merchandise. For pharmacy sales, each prescription claim is its own arrangement with the customer and is a performance obligation. Aixintang Pharmacies generally receives payments from customers as it satisfies its performance obligations. The Company records a receivable when it has an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of VAT. All of Aixintang Pharmacies’ products sold in China are subject to the PRC VAT of 0% as it qualifies for small businesses.

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

During the three months ended September 30, 2021, the Company had two major customers that accounted for over 10% of its total revenue.

Customer	Net sales for the three months ended September 30, 2021	% of total revenue
B	$299,076	37%
A*	146,140	18%

During the nine months ended September 30, 2021, the Company had two major customers that accounted for over 10% of its total revenue.

Customer	Net sales for the nine months ended September 30, 2021	% of total revenue
A*	$1,152,208	49%
B	590,688	25%

During the three months ended September 30, 2020, the Company had one major customer that accounted for over 10% of its total revenue.

Customer	Net sales for the three months ended September 30, 2020	% of total revenue
A*	$673,978	92%

During the nine months ended September 30, 2020, the Company had one major customer that accounted for over 10% of its total revenue.

Customer	Net sales for the nine months ended September 30, 2020	% of total revenue
A*	$1,603,806	90%

During the three months ended September 30, 2021, the Company had no supplier that accounted for over 10% of its total purchases.

During the nine months ended September 30, 2021, the Company had one major supplier that accounted for over 10% of its total purchases.

Supplier	Net purchases for the nine months ended September 30, 2021	% of total purchase
C	$232,584	69%

During the three months ended September 30, 2020, the Company had one major supplier that accounted for over 10% of its total purchases.

Supplier	Net purchase for the three months ended September 30, 2020	% of total purchase
D	$12,087	14%

During the nine months ended September 30, 2020, the Company had three major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchase for the nine months ended September 30, 2020	% of total purchase
A*	$48,137	55%
E	19,746	23%
D	12,087	14%

*	Represented advertising revenues from this customer during the three and nine months ended September 30, 2021 and 2020. The Company also purchased inventory from this customer in the three and nine months ended September 30, 2021 and 2020.

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

The Company determines if an arrangement is a lease at inception under FASB ASC Topic 842, Right of Use Assets (“ROU”) and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of its leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU assets include adjustments for prepayments and accrued lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of September 30, 2021 and December 31, 2020. Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

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

As of September 30, 2021 and December 31, 2020, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 consisted of net income (loss) and foreign currency translation adjustments.

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

As of September 30, 2021 and December 31, 2020, the Company did not have any potentially dilutive instruments.

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

The Company manages its business as three operating segments, advertising and products, pharmacies, and hotels, all of which are located in the PRC. All of its revenues are derived in the PRC. All long-lived assets are located in PRC.

The following table shows the Company’s operations by business segment for the three months ended September 30, 2021 and 2020:

	2021	2020
Net revenue
Advertising and products	$509,861	$728,896
Pharmacies	139,947	-
Hotel	163,102	-
Total revenues, net	$812,910	$728,896

Operating costs and expenses
Advertising and products
Cost of goods sold	$38,461	$20,478
Operating expenses	267,331	389,141
Pharmacies
Cost of goods sold	92,477	-
Operating expenses	124,138	-
Hotel
Hotel operating costs	320,305	-
Operating expenses	63,707	-
Total operating costs and expenses	$906,419	$409,619

Income (loss) from operations
Advertising and products	$204,069	$319,277
Pharmacies	(76,668)	-
Hotel	(220,910)	-
Income (loss) from operations	$(93,509)	$319,277

The following table shows the Company’s operations by business segment for the nine months ended September 30, 2021 and 2020.

	2021	2020
Net revenue
Advertising and products	$2,060,787	$1,774,139
Pharmacies	139,947	-
Hotel	163,102	-
Total revenues, net	$2,363,836	$1,774,139

Operating costs and expenses
Advertising and products
Cost of goods sold	$199,141	$67,379
Operating expenses	966,903	1,054,869
Pharmacies
Cost of goods sold	92,477	-
Operating expenses	124,138	-
Hotel
Hotel operating costs	320,305	-
Operating expenses	63,707	-
Total operating costs and expenses	$1,766,671	$1,122,248

Income (loss) from operations
Advertising and products	$894,743	$651,891
Pharmacies	(76,668)	-
Hotel	(220,910)	-
Income (loss) from operations	$597,165	$651,891

Segment assets	As of September 30, 2021	As of December 31, 2020
Advertising and products	$3,775,971	$8,093,818
Pharmacies	797,105	-
Hotel	2,091,486	-
Total assets	$6,664,562	$8,093,818

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

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective July 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s consolidated financial statements presentation or disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have any impact on the Company’s consolidated financial statements presentation or disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $279,859 and $155,686 as of September 30, 2021 and December 31, 2020, respectively. Advances to suppliers primarily include prepayments for products expected to be delivered subsequent to balance sheet dates.

4. INVENTORIES

Inventories consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Finished goods – health supplements	$103,334	$45,535
Drugs, pharmaceutical and nutritional products	105,304	-
Food and beverage, hotel supplies and consumables	110,967	-
Total	$319,605	$45,535

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Vehicles	$292,259	$288,604
Office furniture	63,557	48,464
Electronic equipment	21,882	14,852
Machinery	103,747	-
Construction in progress	253,729	-
Other	6,304	-
Total	741,478	351,920
Less: Accumulated depreciation	(382,066)	(284,103)
Property and equipment, net	$359,412	$67,817

Depreciation expense for the three months ended September 30, 2021 and 2020 was $10,608 and $9,761, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $21,478 and $34,572, respectively.

6. INTANGIBLE ASSET, NET

Intangible asset consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Software	$7,809	$-
Less: Accumulated amortization	(5,240)
Intangible asset, net	$2,569	$-

Amortization expense for the three and nine months ended September 30, 2021 was $432.

7. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Value-added	$66,178	$32,318
Income	248,071	235,300
City construction	4,794	2,422
Education	2,085	1,781
Other	13,389	11,674
Taxes payable	$334,517	$283,495

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accrued employees’ social insurance	$348,650	$364,870
Accrued payroll and commission	232,417	105,844
Accrued rent expense	101,228	-
Construction payable	76,437	-
Accrued professional fees	45,569	16,927
Deposit	7,450	-
Other payables	33,040	26,598
Total	$844,791	$514,239

9. LOAN FROM THIRD PARTIES

As of September 30, 2021 and December 31, 2020, the Company had advances from former shareholders and unrelated third parties of Aixin Shangyan Hotel in an aggregate amount of $463,229 and $0, respectively. There was no written agreement, and these loans are payable on demand and bear no interest.

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

Aixin Shangyan Hotel leases its hotel premises under an operating lease arrangement. The lease has a remaining lease term of approximately 2.25 years.

Aixintang Pharmacies lease retail pharmacy stores under operating lease arrangements, typically with initial terms of 2 to 5 years.

Balance sheet information related to the Company’s leases is presented below:

	September 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$2,050,023	$100,029

Operating lease liabilities – current	$844,093	$70,780
Operating lease liability – non-current	1,205,932	29,250
Total operating lease liabilities	$2,050,025	$100,030

The following provides details of the Company’s lease expenses:

	Three Months Ended September 30,
	2021	2020
Operating lease expenses	$161,389	$13,878

	Nine Months Ended September 30,
	2021	2020
Operating lease expenses	$217,642	$66,622

Other information related to leases is presented below:

	Nine Months Ended September 30,
	2021	2020
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$217,642	66,622

Weighted Average Remaining Lease Term:
Operating leases	2.42 years	1.39 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2021 (excluding the nine months ended September 30, 2021)	$225,202
2022	920,209
2023	912,194
2024	63,731
2025	30,774
Thereafter	14,206
Total lease payments	2,166,316
Less: imputed interest	(116,291)
Total lease liabilities	2,050,025
Less: current portion	(844,093)
Lease liabilities – non-current portion	$1,205,932

11. RELATED PARTY TRANSACTIONS

Advance to related parties

Advance to related parties consisted of the following as of the periods indicated:

	September 30, 2021	December 31, 2020
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$5,447	$-
Qionglai Weide Pharmacy	-	10,421
Chengdu Xindu Cundetang Pharmacy Co., Ltd.	-	5,318
Chengdu Lisheng Huiren Tang Pharmacy Co., Ltd.	10,060	-
Total	$15,507	$15,739

Advance from related parties

Advance from related parties consisted of the following as of the periods indicated:

	September 30, 2021	December 31, 2020
Quanzhong Lin	$-	$258,862
Yirong Shen	96,222	-
Chengdu Aixin E-Commerce Company Ltd.	12,718	3,240
Chengdu Aixin International travel service Co, Ltd	1,430	-
Chengdu Beibang Pharmacy	-	2,748
Aixin Life Beauty	7,638	-
Total	$118,008	$264,850

All the related party entities are controlled by Mr. Quanzhong Lin (the Chairman, President and major shareholder of Aixin Life). These advances to and from related parties were for working capital purpose, payable on demand, and bear no interest. Yirong Shen was a major shareholder of Aixin Shangyan Hotel prior to the closing of Hotel Purchase Agreement, and she serves as the supervisor of Aixin Shangyan Hotel.

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for office use; the lease term was three years until May 2017 with an option to renew. The monthly rent was RMB 5,000 ($774), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease until May 28, 2023 with monthly rents of RMB 5,000 ($774), payable quarterly. The future annual minimum lease payment at September 30, 2021 is $9,311 and $6,208 for each of the year ended September 30, 2022 and 2023, respectively.

12. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the three and nine months ended September 30, 2021 and 2020, and recorded an income tax provision for each of such periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three and nine months ended September 30, 2021 and 2020, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

13. STOCKHOLDERS’ EQUITY

On August 17, 2020, by unanimous written consent in lieu of a meeting, the Board adopted resolutions authorizing a one (1)-for-four (4) reverse stock split and on August 19, 2020 filed Articles of Amendment to effect the reverse stock split with the Secretary of State of the State of Colorado. The reverse stock split became effective on October 27, 2020. According to the Articles of Amendment, the Company is authorized to issue 20,000,000 shares of blank check preferred stock at $0.001 par value and to reduce the number of authorized common stock to 500,000,000 shares at $.00001 par value per share from 950,000,000 shares. All share and earnings per share information has been retroactively adjusted to reflect the reverse stock split.

As of September 30, 2021 and December 31, 2020, the Company had 49,999,891 common shares issued and outstanding.

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

For the three months ended September 30, 2021 and 2020, stock-based compensation expenses were $92,885. For the nine months ended September 30, 2021 and 2020, stock-based compensation expenses were $278,655. As of September 30, 2021, unrecognized compensation expenses related to these stock awards are $1,137,092. These expenses are expected to be recognized over 4 years.

Forgiveness of shareholder’s loan

As of September 30, 2021, the Company’s major shareholder Mr. Lin forgave his loan to the Company for $2,448,654. The Company recorded this forgiveness of shareholder loan as additional paid-in capital.

Acquisition of Subsidiaries

As of September 30, 2021, the Company completed the acquisition of Aixin Shangyan Hotel and Aixintang Pharmacies (see Note 1), and the acquisition was accounted for as entities under common control. Pursuant to the acquisition, the Company made payment to Mr. Lin in the aggregate amount of $4,497,972, or RMB 29 million. The difference between consideration given and net assets received was recognized in equity, resulting in a decrease of additional paid-in capital of $4,257,275.

14. STATUTORY RESERVES

Pursuant to the PRC corporate law, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is now required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the three and nine months ended September 30, 2021 and 2020, the Company did not make any contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the three and nine months ended September 30, 2021 and 2020.

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

Litigation

The Company is, from time to time, involved in litigation incidental to the conduct of its business regarding merchandise sold, employment matters, and litigation regarding intellectual property rights.

In December 2020, Jian Yiao (the “Plaintiff”) filed a complaint against Chengdu Aixintang Pharmacy Co., Ltd. (“Aixintang Pharmacy”, or the “Defendant”) in Zhangjiagang People’s Court in Jiangsu Province. The complaint alleges that Jian Yiao is entitled to $388,000 (RMB 2,500,000) from Aixintang Pharmacy for not fulfilling the contractual obligation of a purchase agreement entered in March 2020 (the “Purchase Agreement”). Aixintang Pharmacy claimed that the Purchase Agreement was falsely entered by an employee through forged documents, and that Aixintang Pharmacy did not enter the Purchase Agreement. The Court determined that Aixintang Pharmacy breached the Purchase Agreement by not delivering the products ordered and ordered Aixintang Pharmacy to pay $388,000 (RMB 2,500,000) to the Plaintiff. In December 2020, Aixintang Pharmacy filed a motion in the Jiangsu Suzhou Intermediate People’s Court against the determination reached from the first trial.

In February 2021, the judge in the Jiangsu Suzhou Intermediate People’s Court denied the Defendant’s motion and upheld the judgment from the first trial. In March 2021, Aixintang Pharmacy filed another motion to the Jiangsu High People’s Court on the basis that the Purchase Agreement was forged. To date, this legal proceeding remains pending.

In November 2021, the Company and Mr. Quanzhong Lin agreed that Mr. Lin shall assume any losses arising from this legal proceeding. As such, the Company did not accrue contingent losses from this legal proceeding as of September 30, 2021.

The Company believes that current pending litigation will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

16. ACQUISITION OF SUBSIDIARIES

From July and September, 2021, the Company completed the required governmental procedures and obtained the documents necessary to consider the acquisitions of Aixin Shangyan Hotel and Aixintang Pharmacies completed.

Pursuant to the Hotel Purchase Agreement dated on May 25, 2021, AiXin HK purchased all of the outstanding equity of Aixin Shangyan Hotel for a purchase price of RMB 7,598,887, or $1.18 million. The Transfer Price will be reduced by an amount equal to any amounts paid or distributed by Aixin Shangyan Hotel to the Transferor after December 31, 2020 and will be increased by an amount equal to any amounts contributed to Aixin Shangyan Hotel by the Transferor after December 31, 2020.

Pursuant to the Pharmacies Purchase Agreement entered on June 2, 2021, AiXin HK purchased 100% ownership of Aixintang Pharmacies from Mr. Lin and the other two shareholders for a purchase price of RMB 34,635,845 or $5.37 million. The purchase price will be reduced by an amount equal to any amounts paid or distributed by any of the Aixintang Pharmacies to Mr. Lin or the other two shareholders after December 31, 2020, and increased by an amount equal to any monies they contributed to any of the Aixintang Pharmacies after such date.

The acquisition is for entities under common control under ASC 805-50-15-6, and the assets and liabilities acquired will be measured and recorded at the carrying amount under ASC 805-50-30-5. The following condensed unaudited pro forma consolidated results of operations for the Company, Aixin Shangyan Hotel and Aixintang Pharmacies for the nine months ended September 30, 2021 and 2020 present the Company, Aixin Shangyan Hotel and Aixintang Pharmacies operations as if the acquisitions occurred on January 1, 2021 and 2020, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	2021	2020
Revenue	$3,534,185	$3,525,664
Operating costs and expenses	3,907,235	3,646,621
Loss from operations	(373,050)	(120,957)
Other income (expense)	82,909	601,710
Income tax expense	292,146	2,347
Net income (loss)	$(582,287)	$478,406

17. SUBSEQUENT EVENT

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has no material subsequent events.

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

Overview

We market and sell consumer products in China by offering premium-quality nutritional products. We also provide advertising and marketing services to clients which engage us to distribute their products. We offer our nutritional products and those of our clients through our sales offices, exhibition events we organize and sponsor, and person-to-person marketing. Our marketing business mainly focuses on proactively approaching customers such as by hosting events for clients, which we believe is ideally suited to marketing our products and those of our clients for which we perform advertising services because sales of nutritional products are strengthened by ongoing personal contact and support, coaching and education among the Company and our clients towards how to achieve a healthy and active lifestyle.

In July we completed the acquisition of Aixin Shangyan Hotel. Shangyan Hotel Company owns and operates a hotel located in the Jinniu District, Chengdu City. The hotel covers more than 8,000 square meters and has a large restaurant that can accommodate 600 people, 6 luxury dining rooms, a 200 square meter music tea house, 13 private tea rooms, 108 guest rooms and other supporting facilities. completed. We acquired the hotel through an acquisition of the outstanding equity of Aixin Shangyan Hotel for a purchase price of RMB 7,598,887, or approximately $1.16 million (“Transfer Price”). The Transfer Price will be reduced by an amount equal to any amounts paid or distributed by the hotel to its shareholders after December 31, 2020 and will be increased by an amount equal to any amounts contributed to the hotel by its equity owners after December 31, 2020.

In September 2021, we completed the acquisitions of nine pharmacies located in Chengdu through the acquisition of the outstanding equity of the entities which owned the pharmacies for an aggregate purchase price of RMB 34,635,845, or approximately US$5.31 million (“Transfer Price”). The Transfer Price will be reduced by an amount equal to any amounts paid or distributed by any of the entities to its shareholders after December 31, 2020 and increased by an amount contributed to any of the entities by its shareholders after such date.

In March 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic and national, provincial and local authorities, including those whose jurisdictions include Chengdu, where our offices, hotel and pharmacies are located, adopted various regulations and orders, including “shelter in place” rules, restrictions on travel, mandates on the number of people that may gather in one location and closing non-essential businesses. Many of these measures have been relaxed due to the decrease in the prevalence of Covid-19 in China. To date, the ongoing operations of our advertising and marketing business have not been materially adversely impacted by the measures taken to limit the spread of the disease in China. Our hotel and pharmacies, however, have experienced adverse impacts due to travel and work restrictions imposed on a temporary basis in Chengdu to limit the spread of COVID-19. The Company has implemented procedures to promote employee and customer safety. These measures will not significantly increase its operating costs. However, the Company cannot predict with certainty what measures may be taken by its suppliers and customers and the impact these measures may have on its financial results for the balance of 2021 and throughout 2022.

In addition to our ongoing operations, we seek to acquire interests in additional businesses through opportunities found by our management or presented by persons or firms which desire to take advantage of the perceived advantages of an Exchange Act registered corporation. We do not restrict our search to any specific business, industry, or geographical location and may participate in a business venture of virtually any kind or nature.

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

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended September 30,
	2021		2020
	$	% of Revenue	$	% of Revenue
Revenue	$812,910	100%	$728,896	100%
Operating costs and expenses	906,419	112%	409,619	56%
Income (loss) from operations	(93,509)	(12)%	319,277	44%
Non-operating income, net	21,499	3%	323,373	44%
Income tax expense	74,094	9%	2,319	-%
Net income (loss)	$(146,104)	(18)%	$640,331	88%

	Nine Months Ended September 30,
	2021		2020
	$	% of Revenue	$	% of Revenue
Revenue	$2,363,836	100%	$1,774,139	100%
Operating costs and expenses	1,766,671	75%	1,122,248	63%
Income from operations	597,165	25%	651,891	37%
Non-operating income (expenses), net	17,264	1%	554,885	31%
Income tax expense	292,146	12%	2,319	-%
Net income	$322,283	14%	$1,204,457	68%

The following table shows our operations by business segment for the three months ended September 30, 2021 and 2020:

	2021	2020
Net revenue
Advertising and products	$509,861	$728,896
Pharmacies	139,947	-
Hotel	163,102	-
Total revenues, net	$812,910	$728,896

Operating costs and expenses
Advertising and products
Cost of goods sold	$38,461	$20,478
Operating expenses	267,331	389,141
Pharmacies
Cost of goods sold	92,477	-
Operating expenses	124,138	-
Hotel
Hotel operating costs	320,305	-
Operating expenses	63,707	-
Total operating costs and expenses	$906,419	$409,619

Income (loss) from operations
Advertising and products	$204,069	$319,277
Pharmacies	(76,668)	-
Hotel	(220,910)	-
Income (loss) from operations	$(93,509)	$319,277

The following table shows our operations by business segment for the nine months ended September 30, 2021 and 2020.

	2021	2020
Net revenue
Advertising and products	$2,060,787	$1,774,139
Pharmacies	139,947	-
Hotel	163,102	-
Total revenues, net	$2,363,836	$1,774,139

Operating costs and expenses
Advertising and products
Cost of goods sold	$199,141	$67,379
Operating expenses	966,903	1,054,869
Pharmacies
Cost of goods sold	92,477	-
Operating expenses	124,138	-
Hotel
Hotel operating costs	320,305	-
Operating expenses	63,707	-

Total operating costs and expenses	$1,766,671	$1,122,248

Income (loss) from operations
Advertising and products	$894,743	$651,891
Pharmacies	(76,668)	-
Hotel	(220,910)	-
Income (loss) from operations	$597,165	$651,891

Revenue

Revenue was $812,910 in the three months ended September 30,2021, compared to $728,896 in the same period of 2020, an increase of $84,014 or 12%. Revenue was $2,363,836 in the nine months ending September 30 2021, compared to $1,774,139 in the same period of 2020, an increase of $589,697 or 33%. The increase in revenue was mainly due to increased advertising revenue, and revenue from our hotel and pharmacies. The results of the operations of the hotel and pharmacies are included in our financial results since the completion of the acquisitions from July to September, 2021, respectively. For the third quarter and nine months ended September 30, 2021, we had advertising and products revenue of $509,861 and $2,060,787 respectively, pharmacies revenue of $139,947 and $139,947, and hotel revenue of $163,102 and $163,102. For the third quarter and nine months ended September 30, 2020, we had $728,896 and $1,774,139 in advertising and products revenue and no revenues from the hotel and pharmacies as the acquisitions were not completed until 2021. The increase in advertising and products revenue reflects an increase in the number of advertising customers during 2021.

Operation Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $130,938 and $291,618 in the three and nine months ended September 30, 2021, respectively, compared to $20,478 and $67,379 for the comparable periods of 2020, an increase of $110,460 or 539% for the three months ended September 30, 2021 compared with same period of 2020, and an increase of $224,239 or 333% for the nine months ended September 30, 2021 compared with same period of 2020. The increase in our cost of goods sold is attributable to the increase in product sales due to the acquisition of the pharmacies as well as an increase in cost of goods sold from our traditional products. The cost of goods sold for our nutritional products as a percentage of was 64% and 64% in the three and nine months ended September 30, 2021, respectively, compared to 37% and 40% for the three and nine months ended September 30, 2020, respectively. The cost of goods sold as a percentage of nutritional product sales was higher in the three and nine months ended September 30, 2021, compared with the same period of 2020 due to increased sales volume of lower profit margin products in 2021.

Hotel Operating Costs

Hotel Operating costs were $320,305 for the three and nine months ended September 30, 2021, compared to $0 for the comparable periods of 2020, an increase of $320,305, or 100%. The increase in hotel operating costs was primarily due to the inclusion of the hotel operating costs of Aixin Shangyan Hotel.

Operating Expenses

Operating expenses were $455,176 and $1,154,748 for the three and nine months ended September 30 2021, respectively, compared to $389,141 and $1,054,869 for the comparable periods of 2020, an increase of $66,305 or 17% for the three months ended September 30, 2021 compared with same period of 2020, and an increase of $99,879 or 9% for the nine months ended September 30, 2021 compared with same period of 2020. The increase in operating expenses for the three months ended September 30, 2021 was mainly due to the inclusion of the operating expenses of the hotel and pharmacies since the dates of their acquisitions and increased selling expense due to the acquisition of the hotel and pharmacies which was partly offset by decreased general and administrative expense due to the decrease in advertising revenue. The increase in operating expenses for the nine months ended September 30, 2021 was mainly due to the inclusion of the operating expenses of the hotel and pharmacies since the dates of their acquisitions and increased selling expenses and general and administrative expenses resulting from such acquisitions.

Income (loss) from Operations

Income (loss) from operations was $(93,509) and $319,277 in the three and nine months ended September 30 2021, respectively, compared to $597,165 and $651,891 in the same periods of 2020, a decrease of $412,786 or 129% for the three months ended September 30, 2021 compared with same period of 2020, and a decrease of $54,726 or 8% for the nine months ended September 30, 2021 compared with same period of 2020. The decrease in our income from operations for the three months ended September 30, 2021 was mainly due to decreased advertising revenue and increased operating costs and expenses compared with the same period of 2020. The decrease in our income from operations for the nine months ended September 30, 2021 was mainly due to the increased operating costs and expenses, partially offset by the increased revenue.

Non-operating Income

Non-operating income was $21,499 and $17,264 for the three and nine months ended September 30, 2021, respectively, compared to $323,373 and $554,885 for the comparable periods of 2020. For the three months ended September 30, 2021, we had interest income $599 and other income $22,067 and other expenses of $1,167. For the three months ended September 30, 2020, we had interest income $297,895 and other income $25,741. For the nine months ended September 30, 2021, we had interest income $3,088 and other income $22,228 and other expenses of $8,052. For the nine months ended September 30, 2020, we had interest income $529,551 and other income $25,783.

Income tax expense

Income tax expense were $74,094 and $292,146 for the three and nine months ended September 30, 2021, compared to $2,319 and $2,319 in the same periods of 2020, an increase of $289,827 or 12,498% for the nine months ending September 30, 2021; an increase of $71,775 or 3,095% for the three months ending September 30, 2021.

Net Income (Loss)

Our net income (loss) for the three and nine months ended September 30, 2021 was $(146,104) and $322,283 respectively, compared to net income $640,331 and $1,204,457 in the same periods of 2020, a decrease in net income of $786,435 or 123% for the three months ended September 30, 2021 compared with same period of 2020, and a decrease of $882,174 or 73% for the nine months ended September 30, 2021 compared with same period of 2020. The decrease in net income in the nine and three months ended September 30, 2021 was mainly due to an increase in our income tax expense primarily in the nine months ending September 30, 2021, and a decrease in interest income and increased operating expenses due to the acquisition of the hotel and pharmacies.

Liquidity and Capital Resources

During 2020 and 2021, we depended upon advances from our major shareholder and capital raised in private placements to support our operations. During the nine months ended of September 30, 2021, we generated $546,069 from operations. As of September 30, 2021, cash and cash equivalents were $3,297,835, compared to $7,676,689 as of December 31, 2020. At September 30, 2021, we had working capital of $820,305 compared to $6,753,486 at December 31, 2020. The reduction in our cash from December 31, 2020 to September 30, 2021, was the result of the payments made to acquire Aixin Shangyan Hotel and Aixintang Pharmacies.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2021 and 2020, respectively.

	September 30, 2021	September 30, 2020
Net cash provided by operating activities	$546,069	$1,456,421
Net cash (used in) provided by investing activities	$(4,410,524)	$4,033,470
Net cash (used in) provided by financing activities	$(592,814)	$2,227,904

Net cash provided by operating activities

For the nine months ended September 30, 2021, net cash provided by operating activities was $546,069. This was primarily due to our net income of $322,283, adjusted by non-cash related expenses including depreciation of $21,910, provision for bad debt of $17,883 and stock-based compensation of $278,655, and then decreased by changes in working capital of $94,662. The cash outflow from changes in working capital mainly resulted from inventory purchases of $18,728, payments of advances to suppliers of $116,795, and payments of accrued liabilities $41,986, partly offset by cash inflow from other receivables and prepaid expenses, unearned revenue and an increase in taxes payable outstanding of $46,672.

For the nine months ended September 30, 2020, net cash provided by operating activities was $1,456,421. This was primarily due to our net income of $1,204,457, adjusted by non-cash related expenses including depreciation of $34,572, provision for bad debt of $13,451, and stock-based compensation of $278,655, and then decreased by changes in working capital of $74,714. The changes in working capital mainly resulted from a decrease in accrued liabilities and other payables of $99,549, an increase in inventory of $31,830, and a decrease in taxes payable of $24,966, partly offset by a decrease in advance to suppliers of $63,235 and a decrease in other receivables and prepaid expenses of $17,327.

Net cash (used in) provided by investing activities

For the nine months ended September 30, 2021, net cash used in investing activities was $4,410,524, mainly for the acquisition of a hotel and pharmacies from our major shareholder.

For the nine months ended September 30, 2020, net cash provided by investing activities was $4,033,470, which was mainly due to the return of a prepayment for the acquisitions of $4,035,615, partly offset by purchases of property and equipment of $2,145.

Net cash (used in) provided by financing activities

For the nine months ended September 30, 2021, net cash used in financing activities were changes in advances from related parties of $592,814.

For the nine months ended September 30, 2020, net cash provided by financing activities was an advance from our major shareholder of $2,227,904.

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

Accounts Receivable

The Company maintains an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. During the nine months ended in September 30, 2021 and 2020, bad debt expense was $17,883 and $13,451, respectively. During the three months ended September 30, 2021 and 2020, bad debt expense (reversal) was $17,883 and $(75), respectively. As of September 30, 2021 and December 31, 2020, the bad debt allowance was $292,742 and $148,520, respectively.

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As revenues are and have been primarily from the delivery of products and the performance of services, and the Company has no significant post-delivery obligations, this did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

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

The Company’s revenue recognition policies for its various operating segments are as follows:

Advertising and Products

Advertising Revenue

Commencing in the third quarter of 2019, AiXin Zhonghong began to provide advertising services to its clients. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, the Company provides advertising and marketing services to its clients through exhibition events, conferences, and person-to-person marketing. The Company performs a credit assessment of the customer to assess the collectability of the contract price prior to entering into contracts.

Most of the advertisement contracts designated that the Company perform such advertising services for its clients through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, the Company determined that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly. Such advertising revenue amounted to $445,215 and $673,978 for the three months ended September 30, 2021 and 2020, respectively. Such advertising revenue amounted to $1,742,896 and $1,597,330 for the nine months ended September 30, 2021 and 2020, respectively.

A smaller proportion of the Company’s advertising revenue is generated from services to its clients through exhibition events, conferences, and person-to-person marketing, and charges based on the number of promotional products sold. Such advertising revenue amounted to $0 for the three months ended September 30, 2021 and 2020. Such advertising revenue amounted to $0 and $6,476 for the nine months ended September 30, 2021 and 2020, respectively.

All of the advertising revenue is subject to the PRC VAT of 6%. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China.

Products Revenue

The Company’s revenue from sale of products is recognized when goods are delivered to the customer and no other obligation exists. The Company does not provide unconditional return or other concessions to the customer. The Company’s sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As an alternative to the product return option, the customers have options of asking for an exchange for products with the same value.

Sales revenue of AiXin Zhonghong represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 17% of the gross sales price prior to May 1, 2018, 16% since May 1, 2018 and 13% since April 1, 2019. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Hotel

Hotel revenues are primarily derived from the rental of rooms, food and beverage sales and other ancillary goods and services, including but not limited to souvenir, parking and conference reservation. Each of these products and services represents a distinct performance obligation and, in exchange for these services, the Company receives fixed amounts based on published rates or negotiated contracts. Payment is due in full at the time when the services are rendered or the goods are provided. Room rental revenue is recognized on a daily basis when rooms are occupied. Food and beverage revenue and other goods and services revenue are recognized when they have been delivered or rendered to the guests as the respective performance obligations are satisfied. All of the hotel’s goods sold in China are subject to the PRC VAT of 6%. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China.

Pharmacies

The Company’s retail drugstores (Aixintang Pharmacies) recognize revenue at the time the customer takes possession of the merchandise. For pharmacy sales, each prescription claim is its own arrangement with the customer and is a performance obligation. Aixintang Pharmacies generally receives payments from customers as it satisfies its performance obligations. The Company records a receivable when it has an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of VAT. All of Aixintang Pharmacies’ products sold in China are subject to the PRC VAT of 0% as it qualifies for small businesses.

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

We use FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for nine and three months ended September 30, 2021 and 2020 consisted of net loss and foreign currency translation adjustments.

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

At September 30, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at June 30, 2021, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2021, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

AIXIN LIFE INTERNATIONAL, INC.

Dated: November 22, 2021	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

