Form 10-K
period 2021-12-31
AiXin Life International, Inc.
filed 2022-04-15
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of our common stock held by non-affiliates was $116,701,294, based on 17,161,955 shares of outstanding common stock held by non-affiliates, and a price of $6.80 per share, which was the last reported sale price of our common stock on OTC Market on that date.

As of March 31, 2022, we had outstanding 49,999,891 shares of common stock.

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

Overview

We market and sell premium-quality nutritional consumer products in China. Originally, we offered our products and those of third parties which engaged us to market and sell their products directly to consumers at our sales offices, through person—to-person marketing and at events we organize and sponsor, at which, on occasion, representatives of the manufacturers promote their products. In mid-2021 we acquired a chain of pharmacies which we will use to supplement our marketing efforts while maintaining their traditional retail businesses. As part of our direct marketing efforts, we rely on a portion of our clients who market and sell products to others. We offer discounts to distributors who purchase a sufficient quantity of products for the purpose of incentivizing them to distribute products to their friends, family members and others. We also offer clients who purchase significant quantities of products paid vacations, travel and other benefits. Products we sell can now be purchased at our pharmacies, online, direct from our representatives, including at any of the sales offices we maintain in Chengdu and at marketing events held by us.

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

Once we determine to offer a product we seek to purchase large quantities, enabling us to acquire products at prices we believe are below those available to the many smaller distributors that operate in Chengdu.

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

In addition to distributing nutritional products, we also operate the Shangyan Hotel located in the Jinniu District, Chengdu City. The hotel covers more than 8,000 square meters and has a large restaurant that can accommodate 600 people, 6 luxury dining rooms, a 200 square meter music tea house, 13 private tea rooms, 108 guest rooms and other supporting facilities. The hotel is equipped with all modern facilities, including central air conditioning. To accommodate businesses, the banquet hall is equipped with advanced audio-visual equipment and dedicated high-speed wireless Internet to facilitate large group presentations. The staff includes a professional banquet team to ensure the success of any private function or business gathering. A full range of catering services, including Chinese-style boutique Sichuan cuisine are provided in a stylish environment.

In addition to our ongoing operations, we are seeking to acquire interests in additional businesses through opportunities located by our management or presented by persons or firms which desire to take advantage of the perceived advantages of an Exchange Act registered corporation. We are not restricting our search to any specific business, industry, or geographical location and may participate in a business venture of virtually any kind or nature.

It is the goal of our management, in particular, our Chairman, Quanzhong Lin, to grow our business and to modify its capital structure in order to qualify for a listing on NASDAQ or the NYSE-American exchange. As part of this effort, we will continue to seek to acquire more businesses and to modify our capital structure as necessary to meet the requirements of the exchange to which we apply for a listing.

Our executive offices are at Hongxing International Business Building 2, 14th FL, No. 69 Qingyun South Ave., Jinjiang District, Chengdu City, Sichuan Province, China, and our telephone number is +86-28-8669-1072.

Products We Offer

We offer a variety of nutritional products and supplements on behalf of our Company and our marketing clients, which change over time in response to the consumer market. We source and purchase all of our products through third party distributors and manufacturers which we carefully research before determining to distribute a product.

Marketing and Sales Strategy

We market and sell the products we offer directly to our clients on-line and off-line through our direct marketing efforts, through our chain of retail pharmacies and through those of our clients who act as resellers. We distribute informational videos to our clients on line and make multiple posts on social media daily. Off-line, in addition to distributing products through our pharmacies, we utilize person-to-person marketing to promote and sell products. These personal marketing efforts include hosting educational events and allowing customers to utilize our facilities for social gatherings. We believe our marketing strategy is effective because:

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

In addition to the retail customers who frequent our pharmacies, we market the products we offer to clients who buy our products directly from us for personal or family consumption and clients who buy, use and distribute our products to others.

We offer our clients high-quality, innovative products that provide demonstrable benefits. We attempt to obtain detailed personal information about each of our clients so that we can direct each of them to products that best suit their needs and distribute new products that will appeal to our existing clients. We track the purchases made by every individual who purchases products directly from us. Based upon their purchasing history, we believe a significant majority of our clients purchase the products we sell primarily for personal or family consumption and are not actively pursuing the opportunity we offer to generate income by marketing and reselling products.

Our strategy for increasing the number of clients interested in reselling the products we offer and for developing new clients who demonstrate the ability to sell our products to others, is to provide them with compensation, in the form of quantity purchase discounts and other incentives, such as free meals, travel or vacations. We track the amount of products purchased and frequency of purchases by those clients who sell our products to others and reward them when we think it is appropriate

We offer our clients a customer satisfaction guarantee. Our sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As an alternative to returning a product, customers can exchange a product for another of the same value.

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

Competition

Products

The category of nutritional products is very competitive and there are various channels through which such products are marketed to consumers, including direct selling, through the internet, through specialty retailers, pharmacies and discount channels of food, drug and mass merchandisers. We seek to differentiate ourselves by being familiar with our clients and providing a personalized sales experience and focusing on after-sale services where sales employees focus on the consultative sales process through product education and the frequent contact and support that many sales employees have with the clients. From a competitive standpoint, there are many providers and sales outlets of nutritional products in China. We believe that none have effectively combined the product, personal coaching, education and the product access provided by our sales employees and, further, that these efforts are compounded by the peer pressure our clients generate through our organized group sales presentations.

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

Competitive Advantages

●	We study the attributes of new products which become available and after researching the benefits which they claim to offer we organize a group of professionals to experience and evaluate the products. Only after we determine that a product is safe, manufactured in conformance with appropriate standards, and has a basis for the claims made, do we recommend a product to our clients. This process ensures our clients get safe, quality products that suit their personal needs and upon which they can rely.

●	Our clients vary greatly in age, background, health and physical condition. We organize activities and events so that we might learn each client’s family background, physical condition and personal health needs, and categorize them into different groups for different products. For example: “cardiovascular and cerebrovascular group”, “bones and joints”, and “heart health.”

●	We also focus on after-sale services. Due to the large number of clients that are in the middle-to-older aged groups, we have the ability to have products delivered to our clients’ homes by sales personal who can explain the product and demonstrate its use. Our sales personnel are available on a 24-hour basis for questions from clients. Once a client purchases a product, our in-house health advisors will contact him or her to give appropriate professional advice and consultation both over the phone, of face-to-face if needed.

Our Strategies

●	On-site Publicity. We have rooms available at our sales offices throughout Chengdu at which our clients can gather to play cards, enjoy afternoon teas, and engage in other social activities. The products we distribute are displayed at each of our facilities along with appropriate literature and can be purchased by clients and visitors.

●	Marketing Events. We periodically host small and large-scale marketing events for up to approximately 1000 participants. These events are held at our premises or at restaurants and during travel. At each event products are demonstrated and our personnel explain the benefits of the products and, if available, representatives of the manufacturer or distributor are on hand to respond to questions or make a presentation. We use holidays, such as “National Day,” “New Year Day,” and “Mid-Autumn Day” as opportunities to host large-scale themed activities or events appropriate for the season.

●	One-on-one marketing. Salespeople will explain and market products to clients one-on-one at our facilities, during marketing events or at a client’s home or office, which gives a personal touch and more detailed explanation of products.

●	Convenience of Local Pharmacies. Clients who live or work near the pharmacies we have acquired to date and any we might acquire in the future will be able to more conveniently purchase any of our products they may have originally purchased through our direct marketing programs.

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

Employees

As of March 15, 2022, we had approximately 217 full-time employees, of which approximately 18 were in management and administration, 62 were sales and service personnel, 53 were in public relations and sales support, 40 were in retail at the pharmacies and 44 were in management and staffing at the Shangyan Hotel.

Corporate History

We were incorporated under the laws of the State of Colorado on December 30, 1987.

In February 2017, Mr. Quanzhong Lin, our President, purchased approximately 65% of our then outstanding shares of common stock. In December 2017, we issued additional shares of our common stock to Mr. Lin, the sole stockholder of AiXin BVI, for all of the outstanding shares of AiXin BVI, pursuant to a share exchange agreement. Mr. Lin then owned approximately 80.8% of our outstanding shares.

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

Risks Related to Our Business

Covid – 19 Pandemic

In March 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic. Economies throughout the world, including that of China, have been severely disrupted by the effects of the pandemic and the quarantines, stay at home orders, business closures and the reluctance of individuals to leave their homes resulting from the outbreak of the Covid-19 Pandemic. China adopted and continues to rely upon a “zero-tolerance” policy pursuant to which it has declared a number of total and partial lockdowns in cities throughout China, including Chengdu. These lockdowns and any accompanying travel restrictions have adversely impacted many industries in China. As a company which does business exclusively in Chengdu, a city in Western China, our business has been adversely impacted by the outbreak of Covid-19, travel restrictions and lockdowns in Chengdu. These impacts included difficulty in obtaining adequate quantities from our suppliers, lower occupancy rates at our hotel and decreased sales of certain products. We cannot forecast with any certainty whether the disruptions caused by the COVID-19 pandemic will increase, or the extent to which our business may be negatively impacted by an increase in cases as a result of the spread of a new variant and restrictions imposed by the Chinese governments in response to any such increase. Any such disruption may materially impact our business and our consolidated financial position, results of operations, and cash flows.

The Russian invasion of Ukraine and the retaliatory measures imposed by the United States, United Kingdom, European Union and other countries and the responses of Russia to such measures have caused significant disruptions to domestic and foreign economies.

The invasion of Ukraine by the Russian Federation had an immediate impact on the global economy resulting in higher prices for oil and other commodities. The United States, United Kingdom, European Union and other countries responded to Russia’s invasion of Ukraine by imposing various economic sanctions and bans. Russia has responded with its own retaliatory measures. These measures have impacted the availability and price of certain raw materials. The invasion and retaliatory measures also disrupted economic markets. The global impact of these measures is continually evolving and cannot be predicted with certainty and there is no assurance that Russia’s invasion of Ukraine and responses thereto will not further disrupt the global economy and supply chain. Further, there is no assurance that even when the invasion of Ukraine ceases, that nations will not continue to impose sanctions and bans on other nations.

While these events have not interrupted our operations or materially impacted our ability to obtain raw materials, these or future developments resulting from the invasion of Ukraine could make it difficult for or increase the cost of certain raw materials, or make it difficult to access debt and equity capital on attractive terms, if at all, and impact our ability to fund business activities and repay debt on a timely basis.

In reading the remaining risk factors set forth below, in each case, consider the additional uncertainties caused by Global events such as COVID-19 and the war in Ukraine.

We require significant investment to expand or maintain the current level of our business.

We will require significant expenditures in the future to fund future growth. We intend to fund our growth out of internal sources of liquidity or through additional financing from external sources, including our principal stockholder. Given our recent results of operations, we cannot rely upon internally generated cash to significantly expand our current level of operations. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including:

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

Our current management may have no experience in operating businesses we may acquire.

If we acquire a new business, it may be in an industry in which our management has no experience. In such event, we may need to engage new management personnel to manage such business. There is no assurance we will be able to retain the services of qualified individuals or that they will be able to integrate with our current management and successfully operate our new business and that our current management will not be distracted from operating our current businesses. Any failure to attract new or retain key these individuals could have a material adverse effect on our business, financial condition and results of operations.

There are risks associated with offering new products.

The introduction of new products typically carries risks associated with determining whether there will be consumer acceptance and the appropriate pricing strategy and the establishment of reliable sources of supply. In addition, any new product may fail to gain acceptance after significant expenditures are made. If we are unsuccessful in identifying new products that appeal to our clients, then our business, financial condition and results of operations could be materially adversely affected.

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

Mr. Quanzhong Lin is engaged in other businesses. Should such businesses prove more successful than ours, Mr. Lin could choose to focus his attention on such businesses which could cause him to fail to devote sufficient attention to our business and our operations could suffer and our financial conditions and results of operations may be materially and adversely affected

Our principal shareholder is not familiar with American business practices.

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

Chinese companies are undergoing heightened scrutiny by US regulatory authorities.

It appears that US regulatory authorities, including the SEC and the exchanges on which our common stock might trade, are subjecting Chinese companies to heightened scrutiny and review. This had made it more difficult for certain Chinese companies to complete public offerings of their securities or list their shares for trading on securities markets in the US. Such activities could impact our ability to uplist our shares or raise capital in the public markets which may materially impact our business and our consolidated financial position, results of operations, and cash flows.

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

Our Articles of Incorporation authorizes the issuance of 500 million shares of common stock. We currently have outstanding 49,999,891 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

Market Information

Our common stock is quoted on OTCQX Best Market under the symbol “AIXN.” From February 6, 2019 until January 22, 2021, our common stock was quoted on the OTCQB under the symbol “AIXN.”

There exists only a limited trading market for our common stock on the OTCQX Best Market tier of the OTC Markets (www.otcmarkets.com) with limited or no volume. The below table indicates, with respect to our common stock, the range of high and low trading prices for each full quarterly period within the two most recent fiscal years. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year ended December 31, 2020	Low	High
First Quarter	$2.40	$8.20
Second Quarter	2.49	4.38
Third Quarter	3.01	4.00
Fourth Quarter	3.05	6.45

Year ended December 31, 2021	Low	High
First Quarter	$4.80	$6.13
Second Quarter	7.00	7.00
Third Quarter	4.00	6.79
Fourth Quarter	4.40	6.98

Holders

As of March 31, 2022, we had in excess of 700 record holders of our common stock.

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

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2021.

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

Recent Sales of Unregistered Equity Securities

During 2020 and 2021, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

In September 2021, we completed the acquisition of nine pharmacies located in Chengdu by acquiring the entities which owned the pharmacies for an aggregate purchase price of RMB 34,635,845, or approximately US$5.31 million (“Transfer Price”). The Transfer Price will be reduced by an amount equal to any amounts paid or distributed by any of the entities to its shareholders after December 31, 2020 and increased by an amount contributed to any of the entities by its shareholders after such date. The pharmacies will be used to supplement our efforts to distribute our nutritional products.

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

In March 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic and national, provincial and local authorities, including those whose jurisdictions include Chengdu, where our offices, hotel and pharmacies are located, adopted various regulations and orders, including “shelter in place” rules, restrictions on travel, mandates on the number of people that may gather in one location and closing non-essential businesses. Many of these measures have been relaxed due to the decrease in the prevalence of Covid-19 in China. However, since February 2022 to date, COVID-19 cases have increased again in many cities of China. There has been only a slight increase in the number of cases in Sichuan Province, the Province in which we are located, and we do not expect that the recent increase will materially impact our operations. During the years ended December 31, 2021 and 2020, the ongoing operations of our advertising and marketing business were not materially adversely impacted by the measures taken to limit the spread of the disease in China. Our hotel and pharmacies, however, experienced adverse impacts due to travel and work restrictions imposed on a temporary basis in Chengdu to limit the spread of COVID-19. We implemented procedures to promote employee and customer safety. These measures will not significantly increase our operating costs. However, we cannot predict with certainty what measures may be taken by our suppliers and customers and the impact these measures may have on our financial results for 2022.

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

It is the goal of our management, in particular, our Chairman, Quanzhong Lin to grow our business and to modify its capital structure in order to qualify for a listing on NASDAQ or the NYSE-American exchange. As part of this effort, we will continue to seek to acquire more businesses and to modify our capital structure as necessary to meet the requirements of the exchange to which we apply for a listing. As part of this effort. on June 8, 2020, Mr. Lin transferred to our Company35,049,685 shares of our common stock for cancellation.

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding (In reviewing the tables below, please note that the operations of our pharmacies and our hotel are reflected in our financial results from August 2022, the dates as of which the acquisitions were completed):

	Years Ended December 31,
	2021		2020
	$	% of Revenue	$	% of Revenue
Revenue	$3,066,233	100%	$2,451,055	100%
Operating costs and expenses	3,093,171	101%	1,656,595	68%
Income (Loss) from operations	(26,938)	(1)%	794,460	32%
Non-operating income (expenses), net	34,023	1%	563,178	23%
Income tax expense	274,321	9%	340,127	14%
Net income(loss)	$(267,236)	(9)%	$1,017,511	42%

The following table shows our operations by business segment for the years ended December 31, 2021 and 2020.

	2021	2020
Net revenue
Advertising and products	$2,406,988	$2,451,055
Pharmacies	280,447	-
Hotel	378,798	-
Total revenues, net	$3,066,233	$2,451,055

Operating costs and expenses
Advertising and products
Cost of goods sold	$316,750	$224,675
Operating expenses	1,344,543	1,431,920
Pharmacies
Cost of goods sold	218,735	-
Operating expenses	252,513	-
Hotel
Hotel operating costs	744,594	-
Operating expenses	216,036	-
Total operating costs and expenses	$3,093,171	$1,656,595

Income (loss) from operations
Advertising and products	$745,695	$794,460
Pharmacies	(190,801)	-
Hotel	(581,832)	-
Income (loss) from operations	$(26,938)	$794,460

Revenue

Revenue was $3,066,233 in the year ending December 31, 2021, compared to $2,451,055 in the same period of 2020, an increase of $615,178 or 25%. The increase in revenue was mainly due to increased advertising revenue and the inclusion of revenue from our hotel and pharmacies, partly offset by a decline in product revenues of the Advertising and products segment. For 2021, we had advertising and product revenues of $2,406,988, pharmacies revenue of $280,447, and hotel revenue of $378,798. For 2020, we had $2,451,055 in advertising and products revenue and no revenues from the hotel and pharmacies as the acquisitions were not completed until 2021.

Operation Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $535,485 in the year ended December 31, 2021, compared to $224,675 for 2020, an increase of $310,810 or 138%. The increase in our cost of goods sold is attributable to the increase in product sales due to the acquisition of the pharmacies as well as an increase in cost of goods sold from our traditional products. The cost of goods sold for our nutritional products as a percentage of sales was 69% in 2021, compared to 39% for 2020. The cost of goods sold as a percentage of nutritional product sales was higher in 2021 than 2020 due to increased sales volume of lower profit margin products in 2021.

Hotel Operating Costs

Hotel Operating costs were $744,594 for the year ended December 31, 2021. There were no comparable costs in 2020 as the acquisition was completed in 2021.

Operating Expenses

Operating costs and expenses were $2,557,688 for the year ended December 31 2021, compared to $1,431,920 for 2020, an increase of $1,125,766. The increase in operating expenses was mainly due to the inclusion of the operating expenses of the hotel and pharmacies since their respective dates of acquisitions.

Income (loss) from Operations

Loss from operations was $(26,938) in the year ended December 31 2021, compared to income of $794,460 in 2020, a decrease of $821,398 or 103%. The decrease in our income from operations for 2021 was mainly due to the inclusion of the losses occurred by our pharmacies and hotel, along with a slight decrease in our income from advertising services and product sales.

Non-operating Income

Non-operating income was $34,023 for the year ended December 31, 2021, compared to $563,178 for 2020. For 2021, we had interest income of $4,113 and other income of $63,064 and other expenses of $33,154. For 2020, we had interest income of $537,580 and other income $28,924 and other expense $3,326. The interest income in 2020 was primarily due to the interest income from a loan to third party in 2020, which was repaid in full during the year ended December 31, 2020.

Income tax expense

Income tax expense was $274,321 and $340,127 for the years ended December 31, 2021 and 2020, a decrease of $65,806 or 19% for 2021 compared with 2020.

Net Income (Loss)

Our net income (loss) for the years ended December 31, 2021 and 2020 was a loss of $(267,236) and income of $1,017,511, respectively, a decrease in net income of $1,284,747 or 126% for 2021 compared with 2020. The decrease in net income in 2021 was mainly due to a decrease in interest income and operating losses incurred by our hotel and pharmacies.

Liquidity and Capital Resources

During the year ended of December 31, 2021, we used $57,804 in operations. As of December 31, 2021, cash and cash equivalents were $8,556,642 (excluding $44,211 of restricted cash), compared to $7,676,689 as of December 31, 2020. At December 31, 2021, we had working capital of $4,753,390 compared to $6,753,486 at December 31, 2020.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2021 and 2020, respectively.

	December 31, 2021	December 31, 2020
Net cash (used in) provided by operating activities	$(57,804)	$1,613,207
Net cash (used in) provided by investing activities	$(4,431,513)	$4,085,236
Net cash (used in) provided by financing activities	$5,221,864	$1,546,854

Net cash provided by operating activities

For the year ended December 31, 2021, net cash used in operating activities was $57,804. This reflects our net loss of $267,236, adjusted by non-cash related expenses including depreciation and amortization expense of $96,106, change in deferred tax of $18,570, operating lease expense of $411,607 and stock-based compensation of $371,540, and then decreased by changes in working capital of $651,251. The cash outflow from changes in working capital mainly resulted from unearned revenue of $122,897, payments of taxes payable of $57,467, payments of lease liabilities of $473,508 and payments of accrued liabilities of $142,027, partly offset by cash inflow from other receivables and prepaid expenses $94,992 and inventory of $69,738.

For the year ended December 31, 2020, net cash provided by operating activities was $1,613,207. This was primarily due to our net income of $1,017,511, adjusted by non-cash related expenses including depreciation of $43,462, provision for bad debt of $13,624, and stock-based compensation of $371,540, and then increased by favorable changes in working capital of $15,340. The favorable changes in working capital mainly resulted from a decrease in advance to suppliers of $136,479, a decrease in other receivables and prepaid expenses of $20,003, a decrease in inventory of $6,866, and an increase in taxes payable of $169,734, offset by a decrease in accrued liabilities and other payables of $166,012.

Net cash (used in) provided by investing activities

For the year ended December 31, 2021, net cash used in investing activities was $4,431,513, mainly for the acquisition of a hotel and pharmacies.

For the year ended December 31, 2020, net cash provided by investing activities was $4,085,236, which was mainly due to the return of prepayments for acquisitions of $4,087,409, partly offset by purchases of property and equipment of $2,173.

Net cash (used in) provided by financing activities

For the year ended December 31, 2021, net cash provided by financing activities reflected a capital contribution of $4,386,070 and the proceeds from advances from related parties of $1,204,442, partially offset by the repayment of loans from third parties of $368,648.

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

Contingencies

Our operations are conducted in the PRC and are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments in China and foreign currency exchange rates. Our results may be adversely affected by changes in PRC government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad and rates and methods of taxation, among other things.

Our sales, purchases and expense transactions in China are denominated in RMB and all of our assets and liabilities in China are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current PRC law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

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

Accounts Receivable

We maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2021 and 2020, the bad debt allowance was $213,787 and $148,520, respectively.

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for us on January 1, 2018. Our revenue recognition disclosure reflects updated accounting policies that are affected by this new standard. We applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As revenues are and have been primarily from the delivery of products and the performance of services, and we have no significant post-delivery obligations, this did not result in a material recognition of revenue on the accompanying consolidated financial statements for the cumulative impact of applying this new standard. We made no adjustments to previously-reported total revenues, as those periods continue to be presented in accordance with our historical accounting practices under Topic 605, Revenue Recognition.

Revenue from sale of goods under Topic 606 is recognized in a manner that reasonably reflects the delivery of our products and services to customers in return for expected consideration and includes the following elements:

●	executed contract(s) with customers that we believe are legally enforceable;

●	identification of performance obligation in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation of the transaction price to each performance obligation; and

●	recognition of revenue only when we satisfy each performance obligation.

Our revenue recognition policies for our operating segments are as follows:

Advertising and Products

Advertising Revenue

Commencing in the third quarter of 2019 we began to provide advertising services to our clients. Advertising contracts are signed to establish the price and advertising services to be provided. Pursuant to the advertising contracts, we provided advertising and marketing services to clients through exhibition events, conferences, and person-to-person marketing. We perform a credit assessment of each customer to assess the collectability of the contract price prior to entering into contracts.

Most of the advertisement contracts designated that we perform advertising services for the client through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, we determined that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly. Such advertising revenue amounted to $1,944,811 and $1,863,785 for the years ended December 31, 2021 and 2020, respectively.

A smaller proportion of our advertising revenue is generated from services to clients through exhibition events, conferences, and person-to-person marketing, and our compensation is based on the number of products sold. Such advertising revenue amounted to $0 and $6,558 for the years ended December 31, 2021 and 2020, respectively.

All of the advertising revenue is subject to the PRC VAT of 6%. This VAT may be offset by VAT paid by us for raw materials and other materials purchased in China.

Products Revenue

Our revenue from sales of products is recognized when goods are delivered to the customer and no other obligation exists. We do not provide unconditional return or other concessions to customers. Our sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As an alternative to returning a product, customers may request an exchange for products with the same value.

Product sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of our products sold in China are subject to the PRC VAT of 17% of the gross sales price prior to May 1, 2018, 16% since May 1, 2018 and 13% since April 1, 2019. This VAT may be offset by VAT paid by for raw materials and other materials purchased in China. We record VAT payables and VAT receivables net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as we act as an agent for the government.

Hotel

Hotel revenues are primarily derived from the rental of rooms, food and beverage sales and other ancillary goods and services, including but not limited to souvenir, parking and conference reservations. Each of these products and services represents a distinct performance obligation and, in exchange for these services, we receive fixed amounts based on published rates or negotiated contracts. Payment is due in full at the time when the services are rendered or the goods are provided. Room rental revenue is recognized on a daily basis when rooms are occupied. Food and beverage revenue and other goods and services revenue are recognized when they have been delivered or rendered to the guests as the respective performance obligations are satisfied. All of the hotel’s goods sold in China are subject to the PRC VAT of 6%. This VAT may be offset by VAT paid by on raw materials and other materials purchased in China.

Pharmacies

Our retail drugstores recognize revenue at the time the customer takes possession of the merchandise. For pharmacy sales, each prescription claim is its own arrangement with the customer and is a performance obligation. We generally receive payment from pharmacy customers we satisfy our performance obligations. We record a receivable when we have an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of VAT. All of the products sold in our pharmacies are exempt from VAT as the pharmacies qualify for a small business exemption.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of our business operations is RMB. For financial reporting purposes, RMB is translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

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

We use FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for years ended December 31, 2021 and 2020 consisted of net loss and foreign currency translation adjustments.

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

At December 31, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2021, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and knowledge of the regulations of the Securities and Exchange Commission, and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2021. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer have concluded that due to the absence of a financial staff with accounting and financial expertise and certain deficiencies in the design or operation of our internal control over financial reporting, our internal controls over financial reporting were not effective as of December 31, 2021.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter and fiscal year ended December 31, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

Item 9B.	Other Information

Not applicable

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

The following table sets forth the names and ages of all directors and executive officers as of the end of the last fiscal year and on the date of this report:

Name	Age	Position
Quanzhong Lin	43	Director, Chairman, President and Chief Executive Officer
Yao-Te Wang	44	Director
Chang-Ping Lin	44	Director
Christopher Lee	50	Director
Guolu Li	55	Chief Financial Officer

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

In September 2013, Mr. Lin founded Chengdu Aixin E-Commerce Company Ltd., which in the following twelve months opened branches in cities and counties including Huayuan and Wenjiang district, and Mianyang and Jianyang city. In April, 2015, Aixin E-commerce Co., Ltd. changed its name to Chengdu AixinZhonghong Biotechnology Co., Ltd., whose shares became listed on the Shanghai Stock Exchange (Ticker Symbol: 207448) in October 2015; and during 2015, AixinZhonghong opened branches in Dujiangyan City, and Chongzhou City. What happened to this company?

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

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to, earned by or accrued for, our directors during the fiscal year ended December 31, 2021.

	DIRECTOR COMPENSATION
Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yao-Te Wang	$32,000	—	—	—	—	0	$32,000
Quanzhong Lin	$24,000	—	—	—	—	0	$24,000
Yuhua Zhu	0	—	—	—	—	0	0
Chang-Ping Lin	0	—	—	—	—	0	0
Christopher Lee	9,600						9,600

Independent Directors

Our Board of Directors has determined that Yao-Te Wang, Chang-Ping Lin and Christopher Lee are “independent directors” within the meaning of NASDAQ Marketplace Rule 5605(a)(2).

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Quanzhong Lin, President(1)	2021	$24,000	$	$
Guolu Li, Chief Financial Officer(2)	2021	$18,750	$	$

(1) Amounts attributed to Mr. Lin represent amounts paid as President and CEO of AiXinZhonghong.

(2) Amounts attributed to Mr. Li represent amounts paid as CFO of AiXinZhonghong.

Neither Mr. Lin nor Mr. Li has an employment agreement with the Company.

Outstanding Equity Awards at Fiscal Year-End

None of our executive officers was granted any options or equity awards during 2021 or held any options or other equity awards at December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning beneficial ownership of our common stock as of March 31, 2022, by (i) any person or group with more than 5% of our common stock, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, shares of common stock issuable upon exercise of options, warrants and other convertible securities anticipated to be exercisable or convertible at or within 60 days of March 31, 2022, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person. As of March 31, 2022, we had outstanding 49,999,891 shares of common stock.

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

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2021, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Advance to/from related parties

At December 31, 2021, the Company had advances from a shareholders and affiliates of shareholders of $1,947,154. At December 31, 2021, the Company had advances to affiliates of our major shareholder of $19,055. The advances are payable on demand, and bear no interest.

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

Acquisitions from a Major Shareholder

In September 2021, we completed the acquisition of nine pharmacies located in Chengdu by acquiring the entities which owned the pharmacies for an aggregate purchase price of RMB 34,635,845, or approximately US$5.31 million (“Transfer Price”). The Transfer Price will be reduced by an amount equal to any amounts paid or distributed by any of the entities to its shareholders after December 31, 2020 and increased by an amount contributed to any of the entities by its shareholders after such date. The pharmacies will be used to supplement our efforts to distribute our nutritional products.

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

In connection with the acquisition of the pharmacies and hotel we made payments to Mr Lin in the aggregate amount of $4.50 million.

Forgiveness of Loan

On December 31, 2021, our major shareholder forgave a loan previously made to the Company in the amount of $6,912,513. This was treated as a contribution to capital.

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

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal years ended December 31, 2021 and December 31, 2020:

	Fiscal year ended December 31,
	2021	2020

Audit Fees	$220,000	$180,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$220,000	$180,000

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

Our Board of Directors reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2021 fiscal year. The board of directors also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the board of directors has determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2021 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

Years Ended December 31, 2021 and 2020

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017 as filed with the SEC on January 16, 2018).

3.4	Bylaws of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

4.1	Description of Securities (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

10.1	Consulting Agreement with Yao-Te Wang (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 14, 2017).

10.2	2019 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on January 10, 2019).

10.3	Equity Transfer Agreement with Respect to Shangyan Hotel Company (Incorporated by reference to Report on Form 8-K dated May 25, 2021).

10.4	Equity Transfer Agreement with respect to Chengdu Aixin Pharmacy Co., Ltd. and affiliated entities (Incorporated by reference to Report on Form 8-K dated June 2, 2021).

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2022	By:	/s/ Quanzhong Lin
Quanzhong Lin Chief Executive Officer (Principal Executive Officer

	By:	/s/ Guolu Li
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2022.

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

Director
Christopher Lee

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AiXin Life International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AiXin Life International, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with the U.S. generally accepted accounting principles in the United States of America.

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

Diamond Bar, California

April 15, 2022

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2021	2020

Assets
Current assets
Cash and cash equivalents	$8,556,642	$7,676,689
Restricted cash	44,211	-
Accounts receivable, net	45,923	-
Other receivables and prepaid expenses	143,281	32,323
Advances to suppliers	162,969	155,686
Inventory	233,454	45,535
Advances to related parties	19,055	15,739
Total current assets	9,205,535	7,925,972
Property and equipment, net	290,148	67,817
Intangible asset, net	1,940	-
Deferred tax asset	18,795	-
Security deposit	94,153	-
Operating lease right-of-use assets	2,049,775	100,029
Total assets	$11,660,346	$8,093,818

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$406,163	$39,122
Unearned revenue	171,408	-
Taxes payable	232,637	283,495
Accrued liabilities and other payables	752,400	514,239
Loan from third parties	94,153	-
Operating lease liabilities	848,230	70,780
Advance from related parties	1,947,154	264,850
Total current liabilities	4,452,145	1,172,486
Operating lease liabilities - non-current	1,138,710	29,250
Total liabilities	5,590,855	1,201,736

Stockholders’ equity
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 49,999,891 shares issued and outstanding as of December 31, 2021 and 2020	500	500
Additional paid in capital	14,086,793	11,115,765
Statutory reserve	151,988	151,988
Accumulated deficit	(8,880,613)	(4,964,711)
Accumulated other comprehensive income	710,823	588,540
Total stockholders’ equity	6,069,491	6,892,082

Total liabilities and stockholders’ equity	$11,660,346	$8,093,818

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2021	2020

Sales revenue
Products	$742,624	$580,712
Advertising	1,944,811	1,870,343
Room revenues	114,086	-
Food and beverage revenues	201,755	-
Others	62,957	-
Total revenue, net	3,066,233	2,451,055

Operating costs and expenses
Cost of goods sold	535,485	224,675
Hotel operating costs	744,594	-
Selling	470,798	244,200
General and administrative	1,033,830	802,556
(Reversal of) provision for bad debts	(63,076)	13,624
Stock-based compensation	371,540	371,540
Total operating costs and expenses	3,093,171	1,656,595

(Loss) income from operations	(26,938)	794,460

Non-operating income (expenses)
Interest income	4,113	537,580
Other income	63,064	28,924
Other expenses	(33,154)	(3,326)
Total non-operating income, net	34,023	563,178

Income before income tax	7,085	1,357,638

Income tax expense	274,321	340,127

Net (loss) income	(267,236)	1,017,511

Other comprehensive items
Foreign currency translation gain	122,283	437,059

Comprehensive (loss) income	$(144,953)	$1,454,570

(Loss) income per share - basic and diluted	$(0.005)	$0.016

Weighted average shares outstanding	49,999,891	65,609,450

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total

Balance at December 31, 2019	85,049,576	$850	$10,743,875	$11,721	$(5,841,955)	$151,481	$5,065,972
Cancellation of shares	(35,049,685)	(350)	350	-	-	-	-
Statutory reserve	-	-	-	140,267	(140,267)	-	-
Stock-based compensation	-	-	371,540	-	-	-	371,540
Net income	-	-	-	-	1,017,511	-	1,017,511
Foreign currency translation	-	-	-	-	-	437,059	437,059
Balance at December 31, 2020	49,999,891	500	11,115,765	151,988	(4,964,711)	588,540	6,892,082
Stock-based compensation	-	-	371,540	-	-	-	371,540
Acquisition of subsidiaries	-	-	(4,313,025)	-	(3,648,666)	-	(7,961,691)
Debt forgiven by major shareholder	-	-	6,912,513	-	-	-	6,912,513
Net loss	-	-	-	-	(267,236)	-	(267,236)
Foreign currency translation	-	-	-	-	-	122,283	122,283
Balance at December 31, 2021	49,999,891	$500	$14,086,793	$151,988	$(8,880,613)	$710,823	$6,069,491

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(267,236)	$1,017,511
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	96,106	43,462
Provision for bad debt allowance	-	13,624
Operating lease expense	411,607	151,730
Stock based compensation	371,540	371,540
Deferred tax	(18,570)	-
Changes in net assets and liabilities:
Accounts receivable	(7,731)	-
Accounts receivable - related parties	13,618	-
Other receivables and prepaid expenses	94,992	20,003
Advances to suppliers	1,372	136,479
Inventory	69,738	6,866
Accounts payable	(27,341)	-
Unearned revenue	(122,897)	-
Taxes payable	(57,467)	169,734
Payment of operating lease liabilities	(473,508)	(151,730)
Accrued liabilities and other payables	(142,027)	(166,012)
Net cash (used in) provided by operating activities	(57,804)	1,613,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,341)	(2,173)
Cash acquired at acquisition of subsidiaries	87,448	-
Return of (payment for) acquisition	(4,517,620)	4,087,409
Net cash (used in) provided by investing activities	(4,431,513)	4,085,236

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	1,204,442	1,546,854
Repayment of loan from third parties	(368,648)	-
Capital contribution	4,386,070	-
Net cash provided by financing activities	5,221,864	1,546,854

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	191,617	421,559

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	924,164	7,666,856

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	7,676,689	9,833

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$8,600,853	$7,676,689

Supplemental Cash flow data:
Income tax paid	$404,276	$149,393
Interest paid	$-	$-

Non-cash investing and financing activities:
Capital contribution from forgiveness of related party loan	$2,446,238	$-

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Aixin Life International, Inc. (the “Company” or “Aixin Life” or “we”) was incorporated under the laws of the State of Colorado on December 30, 1987 under the name Mercari Communications Group, Ltd (“Mercari”). On February 2, 2017, Mr. Quanzhong Lin (Mr. Lin) purchased 7,380,352 shares of the Company’s common stock, 65.0% of its outstanding shares from China Concentric Capital Group for $300,000, pursuant to a Stock Purchase Agreement dated December 21, 2016, which resulted in a change in control of our company.

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

For accounting purposes, the acquisition of AiXin BVI was accounted for as a reverse acquisition and treated as a recapitalization of the Company effected by a share exchange, with AiXin BVI as the accounting acquirer. Since neither AiXin BVI nor AiXin HK had operations prior to December 12, 2017, the historical consolidated financial statements of AiXinZhonghong are now the historical consolidated financial statements of the Company. The assets and liabilities of AiXinZhonghong were brought forward at their book value and no goodwill was recognized.

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

On May 25, 2021, AiXin HK entered into an Equity Transfer Agreement with Chengdu Aixin Shangyan Hotel Management Co., Ltd (“Aixin Shangyan Hotel”), and its two shareholders Quanzhong Lin and Yirong Shen (“Transferor”). Pursuant to the agreement (the “Hotel Purchase Agreement”), Aixin Life agreed to purchase 100% ownership of Aixin Shangyan Hotel from Mr. Lin and Ms. Shen. Eighty percent of the equity of Aixin Shangyan Hotel was owned by Mr. Lin, and the remaining balance was owned by Ms. Shen. Under the terms of the Hotel Purchase Agreement, Aixin Life agreed to purchase all of the outstanding equity of Aixin Shangyan Hotel for a purchase price of RMB 7,598,887, or approximately $1.16 million (the “Transfer Price”). The Transfer Price will be reduced by an amount equal to any amounts paid or distributed by Aixin Shangyan Hotel to the Transferor after December 31, 2020 and will be increased by an amount equal to any amounts contributed to Aixin Shangyan Hotel by the Transferor after December 31, 2020. The acquisition was completed in July 2021.

On June 2, 2021, AiXin HK entered into an Equity Transfer Agreement with Chengdu Aixintang Pharmacy Co., Ltd. and certain affiliated entities, each of which operates a pharmacy (together, “Aixintang Pharmacies”) and its three shareholders, Quanzhong Lin, Ting Li and Xiao Ling Li (“Transferor”). Mr. Lin owned in excess of 95% of the outstanding equity the Aixintang Pharmacies. The remaining equity interest was owned by Ting Li and Xiao Ling Li. Pursuant to the agreement (the “Pharmacies Purchase Agreement”), AiXin HK agreed to purchase all of the outstanding equity of Aixintang Pharmacies for an aggregate purchase price of RMB 34,635,845, or approximately US$5.31 million (the “Transfer Price”). The Transfer Price will be reduced by an amount equal to any amounts paid or distributed by any of the Aixintang Pharmacies to the Transferor after December 31, 2020 and increased by an amount contributed to any of the Aixintang Pharmacies by the Transferor after such date. The acquisition was completed in September 2021.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of AiXinZhonghong, Aixin Shangyan Hotel and Aixintang Pharmacies is Chinese Renminbi (“RMB”). The accompanying consolidated financial statements are translated from RMB and presented in U.S. dollars (“USD”).

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

Covid – 19

On March 11, 2020, the World Health Organization announced that infections caused by the corona virus disease of 2019 (“COVID-19”) had become pandemic. The Government of China has adopted various regulations and orders, including mandatory quarantines, limits on the number of people that may gather in one location, closing non-essential businesses and travel bans to limit the spread of the disease. Many of these measures have been relaxed due to the decrease in the prevalence of Covid-19 in China. However, since February 2022 to date, COVID-19 cases have increased again in many cities of China. There has been only a slight increase in the number of cases in Sichuan Province, the Province in which the Company is located, and the Company does not expect that the increase will impact the Company’s operations.

Financial impacts related to COVID-19, including the Company’s actions and costs incurred in response to the pandemic, were not material to the Company’s financial position, results of operations or cash flows for the year ended December 31, 2021. The Company has implemented procedures to promote employee and customer safety. These measures will not significantly increase its operating costs. However, the Company cannot predict with certainty what measures may be taken by its suppliers and customers and the impact these measures may have on its future financial position, results of operations or cash flows.

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

Restricted Cash

The restricted cash was for the temporary frozen of bank accounts held by Aixintang Pharmacy Co., Ltd. (“Aixintang Pharmacy”) and its branches by the court for a complaint against the Aixintang Pharmacy while Aixintang Pharmacy is the process of appeal (see Note 17 – litigation).

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2021 and 2020, the bad debt allowance was $213,787 and $148,520, respectively.

Inventories

Inventories mainly consists of health supplements, drugs, pharmaceutical and nutritional products, food and beverage, hotel supplies and consumables. Inventories are valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded no inventory impairment for the years ended December 31, 2021 and 2020.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2021 and 2020, there were no significant impairments of its long-lived assets.

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

At December 31, 2021 and 2020, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Most of the advertisement contracts designated that the Company perform such advertising services for its clients through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, the Company determined that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly. Such advertising revenue amounted to $1,944,811 and $1,863,785 for the years ended December 31, 2021 and 2020, respectively.

A smaller proportion of the Company’s advertising revenue is generated from services to its clients through exhibition events, conferences, and person-to-person marketing, and charges based on the number of promotional products sold. Such advertising revenue amounted to $0 and $6,558 for the years ended December 31, 2021 and 2020, respectively.

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

Sales revenue of AiXin Zhonghong represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 13% since April 1, 2019. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

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

Pharmacies

The Company’s retail drugstores (Aixintang Pharmacies) recognize revenue at the time the customer takes possession of the merchandise. For pharmacy sales, each prescription claim is its own arrangement with the customer and is a performance obligation. Aixintang Pharmacies generally receives payments from customers as it satisfies its performance obligations. The Company records a receivable when it has an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of VAT. All of Aixintang Pharmacies’ products sold in China are eligible for the PRC VAT of 0% as it qualifies as a small businesses.

Unearned Revenue

The Company’s unearned revenue primarily consists of advances received from customers for the rental of hotel rooms prior to the delivery of service. The room rental services are delivered (normally within one year) based upon contract terms and customer demand.

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

During the year ended December 31, 2021, the Company had two major customers that accounted for over 10% of its total revenue.

Customer	Net sales for the year ended December 31, 2021	% of total revenue
A*	$1,286,792	42%
B	658,018	21%

During the year ended December 31, 2020, the Company had one major customer that accounted for over 10% of its total revenue.

Customer	Net sales for the year ended December 31, 2020	% of total revenue
A*	$1,863,785	76%

During the year ended December 31, 2021, the Company had one major supplier that accounted for over 10% of its total purchases.

Supplier	Net purchases for the year ended December 31, 2021	% of total purchase
C	$233,187	40%

During the year ended December 31, 2020, the Company had three major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchase for the year ended December 31, 2020	% of total purchase
A*	$110,037	55%
D	27,225	14%
E	20,000	10%

*	Represented advertising revenues from this customer during the years ended December 31, 2021 and 2020. The Company also purchased inventory from this customer during the years ended December 31, 2021 and 2020.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of December 31, 2021 and 2020. Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

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

As of December 31, 2021 and 2020, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the year ended December 31, 2021 and 2020 consisted of net income (loss) and foreign currency translation adjustments.

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

As of December 31, 2021 and 2020, the Company did not have any potentially dilutive instruments.

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

The following table shows the Company’s operations by business segment for the year ended December 31, 2021 and 2020. Revenues and expenses for the Pharmacies and Hotel segments commenced as of the respective dates of the completion of their acquisitions:

	2021	2020
Net revenue
Advertising and products	$2,406,988	$2,451,055
Pharmacies	280,447	-
Hotel	378,798	-
Total revenues, net	$3,066,233	$2,451,055

Operating costs and expenses
Advertising and products
Cost of goods sold	$316,750	$224,675
Operating expenses	1,344,543	1,431,920
Pharmacies
Cost of goods sold	218,735	-
Operating expenses	252,513	-
Hotel
Hotel operating costs	744,594	-
Operating expenses	216,036	-
Total operating costs and expenses	$3,093,171	$1,656,595

Income (loss) from operations
Advertising and products	$745,695	$794,460
Pharmacies	(190,801)	-
Hotel	(581,832)	-
Income (loss) from operations	$(26,938)	$794,460

Segment assets	As of December 31, 2021	As of December 31, 2020
Advertising and products	$8,914,211	$8,093,818
Pharmacies	931,706	-
Hotel	1,814,429	-
Total assets	$11,660,346	$8,093,818

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its FV, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated financial statements presentation or disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The adoption of ASU 2020-06 is not expected to have any impact on the Company’s consolidated financial statements presentation or disclosures.

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

3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Deposits	$68,433	$6,624
Prepaid expenses	50,221	12,884
Employees’ social insurance	13,839	7,562
Others	10,788	5,253
Total	$143,281	$32,323

4. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $162,969 and $155,686 as of December 31, 2021 and 2020, respectively. Advances to suppliers primarily include prepayments for products expected to be delivered subsequent to balance sheet dates.

5. INVENTORIES

Inventories consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Finished goods – health supplements	$6,201	$45,535
Drugs, pharmaceutical and nutritional products	122,966	-
Food and beverage, hotel supplies and consumables	104,287	-
Total	$233,454	$45,535

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Vehicles	$295,502	$288,604
Office furniture	64,263	48,464
Electronic equipment	22,304	14,852
Machinery	106,080	-
Leasehold improvements	256,548	-
Other	6,374	-
Total	751,071	351,920
Less: Accumulated depreciation	(460,923)	(284,103)
Property and equipment, net	$290,148	$67,817

Depreciation expense for the years ended December 31, 2021 and 2020 was $95,026 and $43,462, respectively.

7. INTANGIBLE ASSET, NET

Intangible asset consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Software	$7,896	$-
Less: Accumulated amortization	(5,956)
Intangible asset, net	$1,940	$-

Amortization expense for the years ended December 31, 2021 and 2020 was $1,080 and $0.

8. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Value-added	$97,917	$32,318
Income	109,396	235,300
City construction	7,018	2,422
Education	5,064	1,781
Other	13,242	11,674
Taxes payable	$232,637	$283,495

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Accrued employees’ social insurance	$327,735	$364,870
Accrued payroll and commission	179,183	105,844
Accrued rent expense	29,000	-
Construction payable	111,807	-
Accrued professional fees	50,840	16,927
Deposit	12,239	-
Other payables	41,596	26,598
Total	$752,400	$514,239

10. LOAN FROM THIRD PARTIES

As of December 31, 2021 and 2020, the Company had advances from former shareholders and unrelated third parties of Aixin Shangyan Hotel in an aggregate amount of $94,153 and $0, respectively. There was no written agreement, and these loans are payable on demand and bear no interest.

11. LOAN TO THIRD PARTY

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

12. LEASE

Concurrent with the completion of the sale of its rights to a portion of a building completed in 2019, the Company entered into an agreement to lease a portion of the building back from the buyer over a lease term of 2 years. The Company accounted for this lease as an operating lease right-of-use asset and a corresponding operating lease liability in accordance with the Lease Standard. As a result, $207,049 (RMB 1,389,731) was recorded as operating lease right-of-use asset and lease liability on March 31, 2019 when the lease commenced based on a 4.75% discount factor. The lease agreement expired on March 31, 2021. Commencing in April, 2021, the Company continues to lease the office on a monthly basis.

The Company also has operating leases for other sales locations under various operating lease arrangements. The leases have remaining lease terms of approximately 0.5 to 5 years.

Aixin Shangyan Hotel leases its hotel premises under an operating lease arrangement. The lease has a remaining lease term of approximately 2 years.

Aixintang Pharmacies lease retail pharmacy stores under operating lease arrangements, with remaining lease terms of 2 to 5 years.

Balance sheet information related to the Company’s leases is presented below:

	December 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$2,049,775	$100,029

Operating lease liabilities – current	$848,230	$70,780
Operating lease liability – non-current	1,138,710	29,250
Total operating lease liabilities	$1,986,940	$100,030

The following provides details of the Company’s lease expenses:

	Years Ended December 31,
	2021	2020
Operating lease expenses	$411,607	$151,730

Other information related to leases is presented below:

	Years Ended December 31,
	2021	2020
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$473,508	151,730

Weighted Average Remaining Lease Term:
Operating leases	2.32 years	1.37 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2022	$912,635
2023	959,650
2024	142,251
2025	52,176
2026	24,280
Total lease payments	2,090,992
Less: imputed interest	(104,052)
Total lease liabilities	1,986,940
Less: current portion	(848,230)
Lease liabilities – non-current portion	$1,138,710

13. RELATED PARTY TRANSACTIONS

Advance to related parties

Advance to related parties consisted of the following as of the periods indicated:

	December 31, 2021	December 31, 2020
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$4,583	$-
Qionglai Weide Pharmacy	-	10,421
Sichuan Aixin Investment Co., Ltd	4,237	-
Chengdu Xindu Cundetang Pharmacy Co., Ltd.	-	5,318
Chengdu Lisheng Huiren Tang Pharmacy Co., Ltd.	10,235	-
Total	$19,055	$15,739

Advance from related parties

Advance from related parties consisted of the following as of the periods indicated:

	December 31, 2021	December 31, 2020
Quanzhong Lin	$1,822,705	$258,862
Yirong Shen	97,292	-
Branch manager	1,667	-
Chengdu Aixin E-Commerce Company Ltd.	15,378	3,240
Chengdu Aixin International travel service Co, Ltd	2,388	-
Chengdu Beibang Pharmacy	-	2,748
Aixin Life Beauty	7,724	-
Total	$1,947,154	$264,850

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

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for an office. The lease term was for three years expiring in May 2017 with an option to renew. The monthly rent was RMB 5,000 ($774), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease until May 28, 2023 with monthly rent of RMB 5,000 ($774), payable quarterly. The future annual minimum lease payment at December 31, 2021 is $9,300 and $3,875 for each of the years ended December 31, 2022 and 2023, respectively.

14. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the years ended December 31, 2021 and 2020, and recorded an income tax provision for each of such periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

The components of the provision for income taxes for the years ended December 31, 2021 and 2020 consisted of the following:

	For the Year Ended December 31,
	2021	2020
Current:
China	$292,891	$340,127
Total current	292,891	340,127
Deferred:
China	(18,570)	-
Total deferred	(18,570)	-
Total income tax expense	$274,321	$340,127

Deferred tax assets as of December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2010
Deferred tax assets:
Accumulated amortization	$18,795	$-

The following table reconciles the statutory rates to the Company’s effective tax rate for years ended December 31, 2021 and 2020:

	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%
Foreign tax rate differential	216.5%	5.1%
Change in valuation allowances	3,634.4%	5.7%
Other (1)	-%	(6.7)%
Effective combined tax rate	3,871.9%	25.1%

(1)	Primarily consists of utilization of net operating losses in China

As of December 31, 2021, the Company had $1,753,139 of net operating loss carry-forwards available to offset future taxable income in China from the acquisition of Aixin Shangyan Hotel and Aixintang Pharmacies. Some of the net operating loss carry-forwards, if not utilized, will begin to expire in 2022.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the years ended December 31, 2021 and 2020, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

15. STOCKHOLDERS’ EQUITY

On August 17, 2020, by unanimous written consent in lieu of a meeting, the Board adopted resolutions authorizing a one (1)-for-four (4) reverse stock. The reverse stock split became effective on October 27, 2020. According to the Articles of Amendment, the Company is authorized to issue 20,000,000 shares of blank check preferred stock at $0.001 par value and 500,000,000 shares of common stock at $.00001 par value per share. All share and earnings per share information has been retroactively adjusted to reflect the reverse stock split.

As of December 31, 2021 and 2020, the Company had 49,999,891 common shares issued and outstanding.

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

For the years ended December 31, 2021 and 2020, stock-based compensation expenses were $371,540. As of December 31, 2021, unrecognized compensation expenses related to these stock awards are $1,044,207. These expenses are expected to be recognized over 3 years.

Forgiveness of shareholder’s loan

As of December 31, 2021, the Company’s major shareholder Mr. Lin forgave his loan to the Company for $6,912,513. The Company recorded this forgiveness of shareholder loan as additional paid-in capital.

Acquisition of Subsidiaries

As of December 31, 2021, the Company completed the acquisitions of Aixin Shangyan Hotel and Aixintang Pharmacies (see Note 1). The acquisitions were accounted for as acquisitions of entities under common control. In connection with the acquisitions, the Company made payments to Mr. Lin in the aggregate amount of $4.50 million, or RMB 29 million. The difference between the consideration given and the net assets received was recognized in equity, resulting in a decrease of additional paid-in capital of $4,313,025.

16. STATUTORY RESERVES

Pursuant to the PRC corporate law, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the years ended December 31, 2021 and 2020, the Company make $0 and $140,267 contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the years ended December 31, 2021 and 2020.

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

In December 2020, Jian Yiao (the “Plaintiff”) filed a complaint against Chengdu Aixintang Pharmacy Co., Ltd. (“Aixintang Pharmacy”, or the “Defendant”) in Zhangjiagang People’s Court in Jiangsu Province. The complaint alleges that Jian Yiao is entitled to $392,305 (RMB 2,500,000) from Aixintang Pharmacy for not fulfilling the contractual obligation of a purchase agreement entered in March 2020 (the “Purchase Agreement”). Aixintang Pharmacy claimed that the Purchase Agreement was falsely entered by an employee through forged documents, and that Aixintang Pharmacy did not enter the Purchase Agreement. The Court determined that Aixintang Pharmacy breached the Purchase Agreement by not delivering the products ordered and ordered Aixintang Pharmacy to pay $392,305 (RMB 2,500,000) to the Plaintiff. In December 2020, Aixintang Pharmacy filed a motion in the Jiangsu Suzhou Intermediate People’s Court against the determination reached from the first trial.

In February 2021, the judge in the Jiangsu Suzhou Intermediate People’s Court denied the Defendant’s motion and upheld the judgment from the first trial. In March 2021, Aixintang Pharmacy filed another motion to the Jiangsu High People’s Court on the basis that the Purchase Agreement was forged. In February 2022, Aixintang Pharmacy filed an appeal in Jiangsu High People's Court against the judgment reached by Jiangsu Suzhou Intermediate People’s Court in February 2021. To date, this legal proceeding remains pending.

In November 2021, the Company and Mr. Quanzhong Lin agreed that Mr. Lin shall assume any losses arising from this legal proceeding. As such, the Company did not accrue contingent losses from this legal proceeding as of December 31, 2021.

The Company believes that current pending litigation will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

18. ACQUISITION OF SUBSIDIARIES

In July and September, 2021, the Company completed the required governmental procedures and obtained the documents necessary to consider the acquisitions of Aixin Shangyan Hotel and Aixintang Pharmacies completed.

Pursuant to the Hotel Purchase Agreement dated May 25, 2021, AiXin HK purchased all of the outstanding equity of Aixin Shangyan Hotel from Mr. Lin and the other shareholder for a purchase price of RMB 7,598,887, or $1.16 million. The Transfer Price will be reduced by an amount equal to any amounts paid or distributed by Aixin Shangyan Hotel to the Transferor after December 31, 2020 and will be increased by an amount equal to any amounts contributed to Aixin Shangyan Hotel by the Transferor after December 31, 2020.

Pursuant to the Pharmacies Purchase Agreement entered on June 2, 2021, AiXin HK purchased 100% ownership of Aixintang Pharmacies from Mr. Lin and the other two shareholders for a purchase price of RMB 34,635,845 or $5.31 million. The purchase price will be reduced by an amount equal to any amounts paid or distributed by any of the Aixintang Pharmacies to Mr. Lin or the other two shareholders after December 31, 2020, and increased by an amount equal to any monies they contributed to any of the Aixintang Pharmacies after such date.

The acquisitions will be accounted for as acquisitions of entities under common control under ASC 805-50-15-6, and the assets and liabilities acquired will be measured and recorded at the carrying amount under ASC 805-50-30-5. The following condensed unaudited pro forma consolidated results of operations for the Company, Aixin Shangyan Hotel and Aixintang Pharmacies for the years ended December 31, 2021 and 2020 present the results of operations of the Company, Aixin Shangyan Hotel and Aixintang Pharmacies as if the acquisitions occurred on January 1, 2021 and 2020, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	2021	2020
Revenue	$4,241,991	$4,789,633
Operating costs and expenses	5,244,272	4,949,947
Loss from operations	(1,002,281)	(160,314)
Other income (expense)	100,026	643,458
Income tax expense	274,321	340,155
Net income (loss)	$(1,176,576)	$142,989

19. SUBSEQUENT EVENT

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has no material subsequent events.

