Form 10-Q
period 2022-03-31
AiXin Life International, Inc.
filed 2022-05-16
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of May 13, 2022, there were outstanding 49,999,891 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

March 31, 2022

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,589,685	$8,556,642
Restricted cash	58,650	44,211
Accounts receivable, net	70,949	45,923
Other receivables and prepaid expenses	150,827	143,281
Advances to suppliers	154,418	162,969
Inventory	253,580	233,454
Advances to related parties	45,999	19,055
Total current assets	9,324,108	9,205,535
Property and equipment, net	262,661	290,148
Intangible asset, net	1,288	1,940
Deferred tax asset	18,404	18,795
Security deposit	94,648	94,153
Operating lease right-of-use assets	1,702,303	2,049,775
Total assets	$11,403,412	$11,660,346

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$410,869	$406,163
Unearned revenue	187,893	171,408
Taxes payable	234,485	232,637
Accrued liabilities and other payables	878,802	752,400
Loan from third parties	94,648	94,153
Operating lease liabilities	820,767	848,230
Advance from related parties	2,489,817	1,947,154
Total current liabilities	5,117,281	4,452,145
Operating lease liabilities - non-current	843,972	1,138,710
Total liabilities	5,961,253	5,590,855

Stockholders’ equity
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 49,999,891 shares issued and outstanding as of March 31, 2022 and December 31, 2021	500	500
Additional paid in capital	14,179,678	14,086,793
Statutory reserve	151,988	151,988
Accumulated deficit	(9,632,694)	(8,880,613)
Accumulated other comprehensive income	742,687	710,823
Total stockholders’ equity	5,442,159	6,069,491

Total liabilities and stockholders’ equity	$11,403,412	$11,660,346

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Sales revenue:
Products	$174,992	$203,294
Advertising	-	494,864
Room revenues	30,993	-
Food and beverage revenues	180,794	-
Others	31,899	-
Total revenue, net	418,678	698,158

Operating costs and expenses
Cost of goods sold	124,524	135,659
Hotel operating costs	511,619	-
Selling	189,586	53,194
General and administrative	244,796	194,250
Provision for bad debts	27,422	-
Stock-based compensation	92,885	92,885
Total operating costs and expenses	1,190,832	475,988

(Loss) income from operations	(772,154)	222,170

Non-operating income (expenses)
Interest income	1,328	1,218
Other income	19,434	160
Other expenses	(197)	(1,846)
Total non-operating income (expenses), net	20,565	(468)

(Loss) income before income tax	(751,589)	221,702

Income tax expense	492	-

Net (loss) income	(752,081)	221,702

Other comprehensive items
Foreign currency translation adjustment	31,864	(32,609)

Comprehensive (loss) income	$(720,217)	$189,093

(Loss) income per share - basic and diluted	$(0.015)	$0.004

Weighted average shares outstanding	49,999,891	49,999,891

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total

Balance at December 31, 2021	49,999,891	$500	$14,086,793	$151,988	$(8,880,613)	$710,823	$6,069,491
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(752,081)	-	(752,081)
Foreign currency translation	-	-	-	-	-	31,864	31,864
Balance at March 31, 2022	49,999,891	$500	$14,179,678	$151,988	$(9,632,694)	$742,687	$5,442,159

Balance at December 31, 2020	49,999,891	$500	$11,115,765	$151,988	$(4,964,711)	$588,540	$6,892,082
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	221,702	-	221,702
Foreign currency translation	-	-	-	-	-	(32,609)	(32,609)
Balance at March 31, 2021	49,999,891	$500	$11,208,650	$151,988	$(4,743,009)	$555,931	$7,174,060

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(752,081)	$221,702
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,639	7,225
Provision for bad debts	27,422	-
Operating lease expense	229,242	41,300
Stock based compensation	92,885	92,885
Deferred tax	492	-
Changes in assets and liabilities:
Accounts receivable	(52,174)	-
Other receivables and prepaid expenses	(6,811)	(2,930)
Advances to suppliers	9,416	(2,313)
Inventory	(18,875)	(102,826)
Accounts payable	2,564	-
Unearned revenue	12,940	2,776
Taxes payable	593	(73,290)
Payment of lease liability	(203,673)	(41,300)
Accrued liabilities and other payables	124,901	(1,385)
Net cash (used in) provided by operating activities	(503,520)	141,844

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advance from related parties	504,629	(148,771)
Net cash provided by (used in) financing activities	504,629	(148,771)

EFFECT OF EXCHANGE RATE CHANGE CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	46,373	(31,318)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	47,482	(38,245)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	8,600,853	7,676,689

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$8,648,335	$7,638,444

Supplemental Cash flow data:
Income tax paid	$-	$60,458
Interest paid	$-	$-

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

Effective February 1, 2018, the Company changed its name to AiXin Life International, Inc. (“Aixin Life”).

The Company, through its indirectly owned AiXinZhonghong subsidiary, develops and distributes consumer products by offering a line of nutritional products. The Company sells the products through exhibition events, conferences, and person-to-person marketing. Beginning in 2019, the Company began to provide advertising services to clients who engaged the Company to help distribute their products. The Company’s business mainly focuses on a proactive approach to its customers such as hosting events for clients, which it believes is ideally suited to marketing its products because sales of nutrition products are strengthened by ongoing personal contact and support, coaching and education of its clients, as to the benefits of a healthy and active lifestyle.

On May 25, 2021, AiXin HK entered into an Equity Transfer Agreement (the “Hotel Purchase Agreement”) with Chengdu Aixin Shangyan Hotel Management Co., Ltd (“Aixin Shangyan Hotel”), and its two shareholders Quanzhong Lin and Yirong Shen (“Transferor”). Pursuant to the Hotel Purchase Agreement, Aixin Life purchased 100% ownership of Aixin Shangyan Hotel from Transferor. Eighty percent of the equity of Aixin Shangyan Hotel was owned by Mr. Lin, and the remaining balance was owned by Ms. Shen. Under the terms of the Hotel Purchase Agreement, Aixin Life purchased all of the outstanding equity of Aixin Shangyan Hotel for a purchase price of RMB 7,598,887, or approximately $1.16 million (the “Transfer Price”). The Transfer Price will be reduced by an amount equal to any amounts paid or distributed by Aixin Shangyan Hotel to the Transferor after December 31, 2020 and will be increased by an amount equal to any amounts contributed to Aixin Shangyan Hotel by the Transferor after December 31, 2020. The acquisition was completed in July 2021.

On June 2, 2021, AiXin HK entered into an Equity Transfer Agreement (the “Pharmacies Purchase Agreement”) with Chengdu Aixintang Pharmacy Co., Ltd. and certain affiliated entities, each of which operates a pharmacy (together, “Aixintang Pharmacies”) and its three shareholders, Quanzhong Lin, Ting Li and Xiao Ling Li (“Transferor”). Mr. Lin owned in excess of 95% of the outstanding equity the Aixintang Pharmacies. The remaining equity interest was owned by Ting Li and Xiao Ling Li. Pursuant to the Pharmacies Purchase Agreement, AiXin HK purchased all of the outstanding equity of Aixintang Pharmacies for an aggregate purchase price of RMB 34,635,845, or approximately US$5.31 million (the “Transfer Price”). The Transfer Price will be reduced by an amount equal to any amounts paid or distributed by any of the Aixintang Pharmacies to the Transferor after December 31, 2020 and increased by an amount contributed to any of the Aixintang Pharmacies by the Transferor after such date. The acquisition was completed in September 2021.

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

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

The balance sheets and certain comparative information as of December 31, 2021 are derived from the audited financial statements and related notes for the year ended December 31, 2021, included in the Company’s 2021 Annual Report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Covid – 19; The Invasion of Ukraine

On March 11, 2020, the World Health Organization announced that infections caused by the corona virus disease of 2019 (“COVID-19”) had become pandemic. In furtherance of its zero tolerance policy, the Government of China has adopted various regulations and orders, including mandatory quarantines, limits on the number of people that may gather in one location, closing non-essential businesses and travel bans to limit the spread of the disease. Many of these measures have been relaxed from time to time in various localities. However, beginning in the second half of 2021 and continuing to date, the rate of COVID-19 cases has fluctuated in China and has increased in many provinces and cities including in Sichuan Province, where the Company is located. As a result of such increases there have been periodic short-term lockdowns and restrictions on travel in Sichuan Province. All of the Company’s operations, in particular its direct sales business and hotel, have been adversely impacted by the travel and work restrictions imposed on a temporary basis in China and Chengdu to limit the spread of COVID-19.

In response to COVID-19, the Company has implemented procedures to promote employee and customer safety. These measures will not significantly increase its operating costs. However, the Company cannot predict with certainty what measures may be taken by its suppliers and customers and the impact these measures may have on its future financial position, results of operations or cash flows.

The invasion of Ukraine by the Russian Federation had an immediate impact on the global economy resulting in higher prices for oil and other commodities. The United States, United Kingdom, European Union and other countries responded to Russia’s invasion of Ukraine by imposing various economic sanctions and bans. Russia has responded with its own retaliatory measures. These measures have disrupted financial and economic markets. The global impact of these measures is continually evolving and cannot be predicted with certainty and there is no assurance that Russia’s invasion of Ukraine and responses thereto will not further disrupt the global economy and financial markets.

While the invasion of Ukraine and responses thereto have not interrupted the Company’s operations, these or future developments resulting from the invasion of Ukraine could make it difficult to access debt and equity capital on attractive terms, if at all, and impact the Company’s ability to fund business activities, including proposed acquisitions.

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

Restricted Cash

The restricted cash was for the temporary frozen of bank accounts held by Aixintang Pharmacy Co., Ltd. (“Aixintang Pharmacy”) and its branches by the court for a complaint against the Aixintang Pharmacy while Aixintang Pharmacy is in the process of appeal (see Note 16 – litigation).

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2022 and December 31, 2021, the bad debt allowance was $242,390 and $213,787, respectively.

Inventories

Inventories mainly consists of health supplements, drugs, pharmaceutical and nutritional products, food and beverage, hotel supplies and consumables. Inventories are valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded no inventory impairment for the three months ended March 31, 2022 and 2021.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2022 and December 31, 2021, there were no significant impairments of its long-lived assets.

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

At March 31, 2022 and December 31, 2021, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Most of the advertisement contracts designated that the Company perform such advertising services for its clients through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, the Company determined that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly. Such advertising revenue amounted to $0 and $494,864 for the three months ended March 31, 2022 and 2021, respectively.

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

During the three Months ended March 31, 2022, the Company had no customer that accounted for over 10% of its total revenue.

During the three months ended March 31, 2021, the Company had two major customers accounted for over 10% of its total revenue.

Customer	Net sales for the three months ended March 31, 2021	% of total revenue
A*	$494,864	71%
B	105,389	15%

*	Represented advertising revenues from this customer during the three months ended March 31, 2021.

During the three months ended March 31, 2022, the Company had no supplier that accounted for over 10% of its total purchases.

During the three months ended March 31, 2021, the Company had one major supplier accounted for over 10% of its total purchase.

Supplier	Net purchase for the three months ended March 31, 2021	% of total purchase
C	$232,104	99%

Leases

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of March 31, 2022 and December 31, 2021. Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

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

As of March 31, 2022 and December 31, 2021, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three months ended March 31, 2022 and 2021 consisted of net income (loss) and foreign currency translation adjustments.

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

As of March 31, 2022 and December 31, 2021, the Company did not have any potentially dilutive instruments.

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

The following table shows the Company’s operations by business segment for the three months ended March 31, 2022 and 2021. Revenues and expenses for the Pharmacies and Hotel segments commenced as of the respective dates of the completion of their acquisitions:

	For the Three Months Ended March 31,
	2022	2021
Net revenue
Advertising and products	$16,098	$698,158
Pharmacies	158,894	-
Hotel	243,686	-
Total revenues, net	$418,678	$698,158

Operating costs and expenses
Advertising and products
Cost of goods sold	$4,683	$135,659
Operating expenses	298,042	340,329
Pharmacies
Cost of goods sold	119,841	-
Operating expenses	169,309	-
Hotel
Hotel operating costs	511,619	-
Operating expenses	87,338	-
Total operating costs and expenses	$1,190,832	$475,988

(Loss) income from operations
Advertising and products	$(286,627)	$222,170
Pharmacies	(130,256)	-
Hotel	(355,271)	-
(Loss) income from operations	$(772,154)	$222,170

Segment assets	As of March 31, 2022	As of December 31, 2021
Advertising and products	$8,947,195	$8,914,211
Pharmacies	825,985	931,706
Hotel	1,630,232	1,814,429
Total assets	$11,403,412	$11,660,346

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

3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Deposits	$70,024	$68,433
Prepaid expenses	52,602	50,221
Employees’ social insurance	9,085	13,839
Others	19,116	10,788
Total	$150,827	$143,281

4. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $154,418 and $162,969 as of March 31, 2022 and December 31, 2021, respectively. Advances to suppliers primarily include prepayments for products expected to be delivered subsequent to balance sheet dates.

5. INVENTORIES

Inventories consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Finished goods – health supplements	$10,479	$6,201
Drugs, pharmaceutical and nutritional products	143,106	122,966
Food and beverage, hotel supplies and consumables	99,995	104,287
Total	$253,580	$233,454

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Vehicles	$297,059	$295,502
Office furniture	64,601	64,263
Electronic equipment	22,421	22,304
Machinery	99,609	106,080
Leasehold improvements	257,895	256,548
Other	13,435	6,374
Total	755,020	751,071
Less: Accumulated depreciation	(492,359)	(460,923)
Property and equipment, net	$262,661	$290,148

Depreciation expense for the three months ended March 31, 2022 and 2021 was $28,978 and $7,225, respectively.

7. INTANGIBLE ASSET, NET

Intangible asset consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Software	$7,937	$7,896
Less: Accumulated amortization	(6,649)	(5,956)
Intangible asset, net	$1,288	$1,940

Amortization expense for the three months ended March 31, 2022 and 2021 was $661 and $0.

8. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Value-added	$98,625	$97,917
Income	109,986	109,396
City construction	7,068	7,018
Education	5,100	5,064
Other	13,706	13,242
Taxes payable	$234,485	$232,637

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accrued employees’ social insurance	$321,041	$327,735
Accrued payroll and commission	252,412	179,183
Accrued rent expense	35,495	29,000
Construction payable	110,817	111,807
Accrued professional fees	115,963	50,840
Deposit	12,304	12,239
Other payables	30,770	41,596
Total	$878,802	$752,400

10. LOAN FROM THIRD PARTIES

As of March 31, 2022 and December 31, 2021, the Company had advances from former shareholders and unrelated third parties of Aixin Shangyan Hotel in an aggregate amount of $94,648 and $94,153, respectively. There was no written agreement, and these loans are payable on demand and bear no interest.

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

Aixin Shangyan Hotel leases its hotel premises under an operating lease arrangement. The lease has a remaining lease term of approximately 2 years.

Aixintang Pharmacies lease retail pharmacy stores under operating lease arrangements, with remaining lease terms of 2 to 5 years.

Balance sheet information related to the Company’s leases is presented below:

	March 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$1,702,303	$2,049,775

Operating lease liabilities – current	$820,767	$848,230
Operating lease liability – non-current	843,972	1,138,710
Total operating lease liabilities	$1,664,739	$1,986,940

The following provides details of the Company’s lease expenses:

	Three Months Ended March 31,
	2022	2021
Operating lease expenses	$229,242	$41,300

Other information related to leases is presented below:

	Three Months Ended March 31,
	2022	2021
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$203,673	41,300

Weighted Average Remaining Lease Term:
Operating leases	2.11 years	1.12 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2022 (excluding the three months ended March 31, 2022)	$645,818
2023	895,907
2024	125,802
2025	52,451
2026	24,407
Total lease payments	1,744,385
Less: imputed interest	(79,646)
Total lease liabilities	1,664,739
Less: current portion	(820,767)
Lease liabilities – non-current portion	$843,972

12. RELATED PARTY TRANSACTIONS

Advance to related parties

Advance to related parties consisted of the following as of the periods indicated:

	March 31, 2022	December 31, 2021
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$12,939	$4,583
Sichuan Aixin Investment Co., Ltd	158	4,237
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	21,081	-
Chengdu Lisheng Huiren Tang Pharmacy Co., Ltd.	11,821	10,235
Total	$45,999	$19,055

Advance from related parties

Advance from related parties consisted of the following as of the periods indicated:

	March 31, 2022	December 31, 2021
Quanzhong Lin	$2,361,659	$1,822,705
Yirong Shen	97,803	97,292
Branch manager	-	1,667
Chengdu Aixin E-Commerce Company Ltd.	15,459	15,378
Chengdu Aixin International travel service Co, Ltd	7,132	2,388
Aixin Life Beauty	7,764	7,724
Total	$2,489,817	$1,947,154

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

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for an office. The lease term was for three years expiring in May 2017 with an option to renew. The monthly rent was RMB 5,000 ($789), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease until May 28, 2023 with monthly rent of RMB 5,000 ($789), payable quarterly. The future annual minimum lease payment at March 31, 2022 is $9,465 and $1,577 for each of the years ended March 31, 2023 and 2024, respectively.

13. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the quarters ended March 31, 2022 and 2021, and recorded income tax provision for the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the quarters ended March 31, 2022 and 2021, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

As of March 31, 2022 and December 31, 2021, the Company had 49,999,891 common shares issued and outstanding.

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

For the three months ended March 31, 2022 and 2021, stock-based compensation expenses were $92,885 each. As of March 31, 2022, unrecognized compensation expenses related to these stock awards are $951,322. These expenses are expected to be recognized over 3 years.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the three months ended March 31, 2022 and 2021, the Company make $0 and $0 contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the three months ended March 31, 2022 and 2021.

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

In February 2021, the judge in the Jiangsu Suzhou Intermediate People’s Court denied the Defendant’s motion and upheld the judgment from the first trial. In March 2021, Aixintang Pharmacy filed another motion to the Jiangsu High People’s Court on the basis that the Purchase Agreement was forged. In February 2022, Aixintang Pharmacy filed an appeal in Jiangsu High People’s Court against the judgment reached by Jiangsu Suzhou Intermediate People’s Court in February 2021. To date, this legal proceeding remains pending.

In November 2021, the Company and Mr. Quanzhong Lin agreed that Mr. Lin shall assume any losses arising from this legal proceeding. As such, the Company did not accrue contingent losses from this legal proceeding as of March 31, 2022.

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

Pursuant to the Hotel Purchase Agreement, AiXin HK purchased all of the outstanding equity of Aixin Shangyan Hotel from Mr. Lin and the other shareholder for a purchase price of RMB 7,598,887, or $1.16 million. The Transfer Price will be reduced by an amount equal to any amounts paid or distributed by Aixin Shangyan Hotel to the Transferor after December 31, 2020 and will be increased by an amount equal to any amounts contributed to Aixin Shangyan Hotel by the Transferor after December 31, 2020.

Pursuant to the Pharmacies Purchase Agreement, AiXin HK purchased 100% ownership of Aixintang Pharmacies from Mr. Lin and the other two shareholders for a purchase price of RMB 34,635,845 or $5.31 million. The purchase price will be reduced by an amount equal to any amounts paid or distributed by any of the Aixintang Pharmacies to Mr. Lin or the other two shareholders after December 31, 2020, and increased by an amount equal to any monies they contributed to any of the Aixintang Pharmacies after such date.

The acquisitions will be accounted for as acquisitions of entities under common control under ASC 805-50-15-6, and the assets and liabilities acquired will be measured and recorded at the carrying amount under ASC 805-50-30-5. The following condensed unaudited pro forma consolidated results of operations for the Company, Aixin Shangyan Hotel and Aixintang Pharmacies for the three months ended March 31, 2021 present the results of operations of the Company, Aixin Shangyan Hotel and Aixintang Pharmacies as if the acquisitions occurred on January 1, 2021, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the Three Months Ended March 31, 2021
Revenue	$1,195,108
Operating costs and expenses	1,437,669
Loss from operations	(242,561)
Other income (expense)	22,537
Income tax expense	-
Net loss	$(220,024)

18. SUBSEQUENT EVENT

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our 2021 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

In September 2021, we completed the acquisition of nine pharmacies located in Chengdu by acquiring the entities which owned the pharmacies for an aggregate purchase price of RMB 34,635,845, or approximately US$5.31 million. The pharmacies will be used to supplement our efforts to distribute our nutritional products.

In July 2021, we completed the acquisition of Aixin Shangyan Hotel. Shangyan Hotel Company owns and operates a hotel located in the Jinniu District, Chengdu City. The hotel covers more than 8,000 square meters and has a large restaurant that can accommodate 600 people, 6 luxury dining rooms, a 200 square meter music tea house, 13 private tea rooms, 108 guest rooms and other supporting facilities. We acquired the hotel through an acquisition of the outstanding equity of Aixin Shangyan Hotel for a purchase price of RMB 7,598,887, or approximately $1.16 million..

In March 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic and national, provincial and local authorities in China, including those whose jurisdictions include Chengdu, where our offices, hotel and pharmacies are located, adopted various regulations and orders, including “shelter in place” rules, restrictions on travel, mandates on the number of people that may gather in one location and closing non-essential businesses. Many of these measures have been relaxed from time to time in various localities due to the decrease in the prevalence of Covid-19. However, beginning in the second half of 2021 and continuing to date, the number of COVID-19 cases has fluctuated and increased again in many cities of China, including Sichuan Province, where we are located. As a result, the authorities in Chengdu have reinstituted short-term lockdowns and restrictions on travel and the number of people that could gather at any location. During the three months ended Mach 31, 2022, all of our operations were materially adversely impacted by the measures and restrictions taken to limit the spread of the disease in China and Sichuan Province. We implemented procedures to promote employee and customer safety. These measures will not significantly increase our operating costs. However, we cannot predict with certainty what measures may be taken by our suppliers and customers and the impact these measures may have on our financial results for 2022.

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

It is the goal of our management, in particular, our Chairman, Quanzhong Lin to grow our business and to modify its capital structure in order to qualify for a listing on NASDAQ or the NYSE-American exchange. As part of this effort, we will continue to seek to acquire more businesses and to modify our capital structure as necessary to meet the requirements of the exchange to which we apply for a listing. As part of this effort, Mr. Lin transferred to our Company 35,049,685 shares of our common stock for cancellation.

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended March 31,
	2022		2021
	$	% of Revenue	$	% of Revenue
Revenue	$418,678	100%	$698,158	100%
Operating costs and expenses	1,190,832	284%	475,988	68%
Income (loss) from operations	(772,154)	(184)%	222,170	32%
Non-operating income (expenses), net	20,565	4%	(468)	-%
Income (loss) before income tax	(751,589)	(180)%	221,702	32%
Income tax expense	492	-%	-	-%
Net income (loss)	$(752,081)	(180)%	$221,702	32%

The following table shows our operations by business segment for the three Months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
	2022	2021
Net revenue
Advertising and products	$16,098	$698,158
Pharmacies	158,894	-
Hotel	243,686	-
Total revenues, net	$418,678	$698,158

Operating costs and expenses
Advertising and products
Cost of goods sold	$4,683	$135,659
Operating expenses	298,042	340,329
Pharmacies
Cost of goods sold	119,841	-
Operating expenses	169,309	-
Hotel
Hotel operating costs	511,619	-
Operating expenses	87,338	-
Total operating costs and expenses	$1,190,832	$475,988

Income (loss) from operations
Advertising and products	$(286,627)	$222,170
Pharmacies	(130,256)	-
Hotel	(355,271)	-
Income (loss) from operations	$(772,154)	$222,170

Revenue

Revenue was $418,678 in the three months ending March 31, 2022, compared to $698,158 in the same period of 2021, a decrease of $279,480 or 40%. The decrease in revenue was mainly due to decreases in direct sales of our nutritional products and advertising revenues as we were not able to host the types of events at which we market nutritional products, which were partly offset by revenues from our hotel and pharmacies which we did not own in the first quarter of 2021. For three months ended of March 31, 2022, we had $0 advertising revenue and $174,992 product revenues (of which $16,098 were from direct sales and $158,894 represented sales at our pharmacies), and hotel revenue of $243,686. For three months ended March 31, 2021, we had $494,864 of advertising revenue and $203,294 of product revenue from our direct sales activities and no revenues from the hotel and pharmacies as the acquisitions were not completed until the third quarter of 2021.

Operation Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $124,524 for the three months ended March 31, 2022, compared to $135,659 for the three months ended March 31, 2021, a decrease of $11,135 or 8%. The decrease in our cost of goods sold is attributable to the decrease in direct product sales not made through our pharmacies. The cost of goods sold for our direct product sales as a percentage of sales was 29% in 2022, compared to 19% for 2021. The cost of goods sold for products sold through our pharmacies as a percentage of pharmacy product sales was 75% in 2022, and no comparable costs were incurred in the three months ended March 31, 2021 as the acquisition was completed in the third quarter of 2021.

Hotel Operating Costs

Hotel operating costs were $511,619 for the three months ended March 31, 2022. There were no comparable costs in three months ended March 31, 2021 as the acquisition was completed in the third quarter of 2021.

Operating Expenses

Operating costs and expenses were $554,689 for the three months ended March 31, 2022, compared to $340,329 for the same period of 2021, an increase of $214,360 or 63%. The increase in operating expenses was mainly due to the inclusion of the operating expenses of the hotel and pharmacies.

Income (loss) from Operations

Loss from operations was $772,154 in the three months ended March 31, 2022, compared to income of $222,170 in the same period of 2021, a decrease of $994,324 or 448%. The decrease in our income from operations for 2022 was due to the loss incurred from our direct sales activities and the inclusion of the losses incurred by our pharmacies and hotel. All of our operations were materially adversely impacted by travel and work restrictions imposed on a temporary basis in China and Chengdu to limit the spread of COVID-19.

Non-operating Income (Expense)

Non-operating income was $20,565 for the three months ended March 31, 2022, compared to non-operating expense of $468 for the three months ended March 31, 2021. For the three months ended March 31, 2022, we had interest income of $1,328 and other income of $19,434, partly offset with other expenses of $197. For the three months ended March 31, 2021, we had interest income of $1,218 and other income $160, partly offset with other expense $1,846.

Income tax expense

Income tax expense was $492 and $0 for the three months ended March 31, 2022 and 2021, respectively, an increase of $492 or 100% for the three months ended March 31, 2022 compared with the same period of 2021.

Net Income (Loss)

Our net loss for the three months ended March 31, 2022 was $752,081, compared to net income of $221,702 in the same period of 2021, a decrease of $973,783 or 439%. The decrease in the three months ended March 31, 2022 was mainly due to the decreased sales and increased operating costs and expense as explained above.

Liquidity and Capital Resources

During the three months ended of March 31, 2022, we used $503,520 in operations. As of March 31, 2022, cash and cash equivalents were $8,589,685 (excluding $58,650 of restricted cash), compared to $8,556,642 (excluding $44,211 of restricted cash) as of December 31, 2021. At March 31, 2022, we had working capital of $4,206,827 compared to $4,753,390 at December 31, 2021.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three Months ended March 31, 2022 and 2021, respectively.

	March 31, 2022	March 31, 2021
Net cash (used in) provided by operating activities	$(503,520)	$141,844
Net cash (used in) provided by investing activities	$-	$-
Net cash (used in) provided by financing activities	$504,629	$(148,771)

Net cash provided by (used in) operating activities

For the three months ended March 31, 2022, net cash used in operating activities was $503,520. This reflects our net loss of $752,081, adjusted by non-cash related expenses including depreciation and amortization expense of $29,639, change in deferred tax of $492, bad debt expense of $27,422, operating lease expense of $229,242 and stock-based compensation of $92,885, and then decreased by changes in working capital of $131,119. The cash outflow from changes in working capital mainly resulted from an increase in accounts receivable of $52,174, payments of lease liabilities of $203,673, partly offset by cash inflow from accrued liability and other payables of $124,901.

For the quarter ended March 31, 2021, net cash provided by operating activities was $141,844. This was primarily due to our net income of $221,702, adjusted by non-cash related expenses including depreciation of $7,225, operating lease expense of $41,300, and stock-based compensation of $92,885, and then decreased by unfavorable changes in working capital of $221,268. The unfavorable changes in working capital mainly resulted from an increase in inventory of $102,826 and a decrease in taxes payable of $73,290 and payment for lease liabilities of $41,300.

Net cash provided by (used in) investing activities

For the three months ended March 31, 2022 and 2021, net cash used in investing activities was $0.

Net cash provided by (used in) financing activities

For the quarter ended March 31, 2022, net cash provided by financing activities were increased advances from related parties of $504,629.

For the quarter ended March 31, 2021, net cash used in financing activities were net repayments to advances from related parties of $148,771.

Impact of Inflation

Our results of operations may be affected by inflation, particularly rising prices for products and other operating costs if we cannot pass such increases along to our customers in the form of higher prices for our products and services. Generally, we are not party to long term contracts and our inventory turns multiple times per year and we anticipate that we will be able to increase prices on products to reflect increases in the cost of inventory.

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

Accounts Receivable

We maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2022 and December 31, 2021, the bad debt allowance was $242,390 and $213,787, respectively.

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

Most of the advertisement contracts designated that we perform advertising services for the client through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, we determined that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly. Such advertising revenue amounted to $0 and $494,864 for the three months ended March 31, 2022 and 2021, respectively.

A smaller proportion of our advertising revenue is generated from services to clients through exhibition events, conferences, and person-to-person marketing, and our compensation is based on the number of products sold. Such advertising revenue amounted to $0 and $0 for the three months ended March 31, 2022 and 2021, respectively.

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

We use FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the three months ended March 31, 2022 and 2021 consisted of net loss and foreign currency translation adjustments.

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

At March 31, 2022, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2022, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our 2021 Form 10-K, which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2021 Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2022, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017 as filed with the SEC on January 16, 2019).

3.4	Bylaws of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIXIN LIFE INTERNATIONAL, INC.

Dated: May 16, 2022	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

