Form 10-Q
period 2022-06-30
AiXin Life International, Inc.
filed 2022-08-15
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of August 12, 2022, there were outstanding 49,999,891 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

June 30, 2022

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

PART I - FINANCIAL INFORMATION

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,129,696	$8,556,642
Restricted cash	61,588	44,211
Accounts receivable, net	60,548	45,923
Other receivables and prepaid expenses	46,702	143,281
Advances to suppliers	143,421	162,969
Inventory	291,918	233,454
Advances to related parties	82,374	19,055
Total current assets	8,816,247	9,205,535
Property and equipment, net	221,958	290,148
Intangible asset, net	594	1,940
Deferred tax asset	16,951	18,795
Security deposit	89,578	94,153
Operating lease right-of-use assets	1,444,683	2,049,775
Total assets	$10,590,011	$11,660,346

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$472,857	$406,163
Unearned revenue	153,308	171,408
Taxes payable	214,761	232,637
Accrued liabilities and other payables	1,051,912	752,400
Loan from third parties	89,578	94,153
Operating lease liabilities	799,839	848,230
Advance from related parties	2,431,138	1,947,154
Total current liabilities	5,213,393	4,452,145
Operating lease liabilities - non-current	614,791	1,138,710
Total liabilities	5,828,184	5,590,855

Stockholders’ equity
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 49,999,891 shares issued and outstanding as of June 30, 2022 and December 31, 2021	500	500
Additional paid in capital	14,272,563	14,086,793
Statutory reserve	151,988	151,988
Accumulated deficit	(10,360,963)	(8,880,613)
Accumulated other comprehensive income	697,739	710,823
Total stockholders’ equity	4,761,827	6,069,491

Total liabilities and stockholders’ equity	$10,590,011	$11,660,346

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Sales revenue:
Products	$210,636	$49,951	$385,628	$253,245
Advertising	-	802,817	-	1,297,681
Room revenues	63,723	-	94,716	-
Food and beverage revenues	111,725	-	292,519	-
Others	34,803	-	66,702	-
Total revenue, net	420,887	852,768	839,565	1,550,926

Operating costs and expenses
Cost of goods sold	153,998	25,021	278,522	160,680
Hotel operating costs	418,100	-	929,719	-
Selling	200,032	40,687	389,618	93,881
General and administrative	274,675	225,671	519,471	419,921
Provision for bad debts	20,435	-	47,857	-
Stock-based compensation	92,885	92,885	185,770	185,770
Total operating costs and expenses	1,160,125	384,264	2,350,957	860,252

(Loss) income from operations	(739,238)	468,504	(1,511,392)	690,674

Non-operating income (expenses)
Interest income	1,284	1,271	2,612	2,489
Other income	10,221	1	29,655	161
Other expenses	(63)	(5,039)	(260)	(6,885)
Total non-operating income (expenses), net	11,442	(3,767)	32,007	(4,235)

(Loss) income before income tax	(727,796)	464,737	(1,479,385)	686,439

Income tax expense	473	218,052	965	218,052

Net (loss) income	(728,269)	246,685	(1,480,350)	468,387

Other comprehensive items
Foreign currency translation gain (loss)	(44,948)	109,733	(13,084)	77,124

Comprehensive (loss) income	$(773,217)	$356,418	$(1,493,434)	$545,511

(Loss) income per share - basic and diluted	$(0.015)	$0.005	$(0.030)	$0.009

Weighted average shares outstanding	49,999,891	49,999,891	49,999,891	49,999,891

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional			Accumulated other
	Shares	Amount	paid in capital	Statutory reserves	Accumulated deficit	comprehensive income	Total

Balance at December 31, 2021	49,999,891	$500	$14,086,793	$151,988	$(8,880,613)	$710,823	$6,069,491
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(752,081)	-	(752,081)
Foreign currency translation	-	-	-	-	-	31,864	31,864
Balance at March 31, 2022	49,999,891	500	14,179,678	151,988	(9,632,694)	742,687	5,442,159
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(728,269)	-	(728,269)
Foreign currency translation	-	-	-	-	-	(44,948)	(44,948)
Balance at June 30, 2022	49,999,891	$500	$14,272,563	$151,988	$(10,360,963)	$697,739	$4,761,827

Balance at December 31, 2020	49,999,891	$500	$11,115,765	$151,988	$(4,964,711)	$588,540	$6,892,082
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	221,702	-	221,702
Foreign currency translation	-	-	-	-	-	(32,609)	(32,609)
Balance at March 31, 2021	49,999,891	500	11,208,650	151,988	(4,743,009)	555,931	7,174,060
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	246,685	-	246,685
Foreign currency translation	-	-	-	-	-	109,733	109,733
Balance at June 30, 2021	49,999,891	$500	$11,301,535	$151,988	$(4,496,324)	$665,664	$7,623,363

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,480,350)	$468,387
Adjustments required to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	57,219	10,870
Provision for bad debts	47,857	-
Operating lease expense	449,445	56,253
Stock-based compensation	185,770	185,770
Deferred tax	965	-
Changes in assets and liabilities:
Accounts receivable	(65,284)	-
Other receivables and prepaid expenses	92,619	(857)
Advances to suppliers	12,043	(113,556)
Inventory	(72,168)	(88,863)
Accounts payable	89,349	(5)
Unearned revenue	(10,099)	2,787
Taxes payable	(7,034)	(47,058)
Payment of lease liability	(418,711)	(56,253)
Accrued liabilities and other payables	346,883	22,326
Net cash (used in) provided by operating activities	(771,496)	439,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment for acquisition	-	(4,494,966)
Net cash used in investing activities	-	(4,494,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advance from related parties	779,015	(444,754)
Net cash provided by (used in) financing activities	779,015	(444,754)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(417,088)	71,849

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(409,569)	(4,428,070)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	8,600,853	7,676,689

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$8,191,284	$3,248,619

Supplemental Cash flow data:
Income tax paid	$-	$282,316
Interest paid	$-	$-

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2022 and December 31, 2021, the bad debt allowance was $249,711 and $213,787, respectively.

Inventories

Inventories mainly consists of health supplements, drugs, pharmaceutical and nutritional products, food and beverage, hotel supplies and consumables. Inventories are valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded no inventory impairment for the three and six months ended June 30, 2022 and 2021.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2022 and December 31, 2021, there were no significant impairments of its long-lived assets.

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

At June 30, 2022 and December 31, 2021, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Most of the advertisement contracts designated that the Company perform such advertising services for its clients through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, the Company determined that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly. Such advertising revenue amounted to $0 and $802,817 for the three months ended June 30, 2022 and 2021, respectively. Such advertising revenue amounted to $0 and $1,297,681 for the six months ended June 30, 2022 and 2021, respectively.

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

Pharmacies

The Company’s retail drugstores (Aixintang Pharmacies) recognize revenue at the time the customer takes possession of the merchandise. For pharmacy sales, each prescription claim is its own arrangement with the customer and is a performance obligation. Aixintang Pharmacies generally receives payments from customers as it satisfies its performance obligations. The Company records a receivable when it has an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of VAT. All of Aixintang Pharmacies’ products sold in China are eligible for the PRC VAT of 0% as it qualifies as a small business.

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

During the three and six months ended June 30, 2022, the Company had no customer that accounted for over 10% of its total revenue.

During the three months ended June 30, 2021, the Company had two major customers accounted for over 10% of its total revenue.

Customer	Net sales for the three months ended June 30, 2021	% of total revenue
A(1)	$511,204	60%
B	291,613	34%

During the six months ended June 30, 2021, the Company had two major customers accounted for over 10% of its total revenue.

Customer	Net sales for the six months ended June 30, 2021	% of total revenue
A(1)	$1,006,068	65%
B	291,613	19%

During the three months ended June 30, 2022, the Company had one major supplier that accounted for over 10% of its total purchases.

Supplier	Net purchase for the three months ended June 30, 2022	% of total purchase
C(2)	$63,681	23%

During the six months ended June 30, 2022, the Company had one major supplier that accounted for over 10% of its total purchases.

Supplier	Net purchase for the six months ended June 30, 2022	% of total purchase
C(2)	$63,681	12%

During the three months ended June 30, 2021, the Company had one major supplier accounted for over 10% of its total purchase.

Supplier	Net purchase for the three months ended June 30, 2021	% of total purchase
A(1)	$3,940	91%

During the six months ended June 30, 2021, the Company had one major supplier accounted for over 10% of its total purchase.

Supplier	Net purchase for the six months ended June 30, 2021	% of total purchase
D	$232,516	97%

(1)	Represented advertising revenues from this customer during the three and six months ended June 30, 2021. The Company also purchased inventory from this customer in the three and six months ended June 30, 2021.
(2)	The Company purchased inventory from this supplier, Yunnan Runcansheng, in the three and six months ended June 30, 2022. In July 2022, the Company agreed to acquire all of the outstanding interest of Yunnan Runcansheng (see Note 18).

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of June 30, 2022 and December 31, 2021. Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

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

As of June 30, 2022 and December 31, 2021, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 consisted of net income (loss) and foreign currency translation adjustments.

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

As of June 30, 2022 and December 31, 2021, the Company did not have any potentially dilutive instruments.

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

The following table shows the Company’s operations by business segment for the three months ended June 30, 2022 and 2021. Revenues and expenses for the Pharmacies and Hotel segments commenced as of the respective dates of the completion of their acquisitions:

	For the Three Months Ended June 30,
	2022	2021
Net revenue
Advertising and products	$16,591	$852,768
Pharmacies	194,045	-
Hotel	210,251	-
Total revenues, net	$420,887	$852,768

Operating costs and expenses
Advertising and products
Cost of goods sold	$3,735	$25,021
Operating expenses	362,220	359,243
Pharmacies
Cost of goods sold	150,263	-
Operating expenses	153,842	-
Hotel
Hotel operating costs	418,100	-
Operating expenses	71,965	-
Total operating costs and expenses	$1,160,125	$384,264

(Loss) income from operations
Advertising and products	$(349,364)	$468,504
Pharmacies	(110,060)	-
Hotel	(279,814)	-
(Loss) income from operations	$(739,238)	$468,504

The following table shows the Company’s operations by business segment for the six months ended June 30, 2022 and 2021. Revenues and expenses for the Pharmacies and Hotel segments commenced as of the respective dates of the completion of their acquisitions:

	For the Six Months Ended June 30,
	2022	2021
Net revenue
Advertising and products	$32,689	$1,550,926
Pharmacies	352,939	-
Hotel	453,937	-
Total revenues, net	$839,565	$1,550,926

Operating costs and expenses
Advertising and products
Cost of goods sold	$8,418	$160,680
Operating expenses	660,261	699,572
Pharmacies
Cost of goods sold	270,104	-
Operating expenses	323,151	-
Hotel
Hotel operating costs	929,719	-
Operating expenses	159,304	-
Total operating costs and expenses	$2,350,957	$860,252

(Loss) income from operations
Advertising and products	$(635,990)	$690,674
Pharmacies	(240,316)	-
Hotel	(635,086)	-
(Loss) income from operations	$(1,511,392)	$690,674

Segment assets	As of June 30, 2022	As of December 31, 2021
Advertising and products	$8,459,975	$8,914,211
Pharmacies	767,817	931,706
Hotel	1,362,219	1,814,429
Total assets	$10,590,011	$11,660,346

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

3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Deposits	$16,153	$68,433
Prepaid expenses	3,489	50,221
Employees’ social insurance	10,768	13,839
Others	16,292	10,788
Total	$46,702	$143,281

4. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $143,421 and $162,969 as of June 30, 2022 and December 31, 2021, respectively. Advances to suppliers primarily include prepayments for products expected to be delivered subsequent to balance sheet dates.

5. INVENTORIES

Inventories consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Finished goods – health supplements	$67,997	$6,201
Drugs, pharmaceutical and nutritional products	132,684	122,966
Food and beverage, hotel supplies and consumables	91,237	104,287
Total	$291,918	$233,454

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Vehicles	$281,146	$295,502
Office furniture	61,140	64,263
Electronic equipment	21,220	22,304
Machinery	94,273	106,080
Leasehold improvements	244,081	256,548
Other	12,716	6,374
Total	714,576	751,071
Less: Accumulated depreciation	(492,618)	(460,923)
Property and equipment, net	$221,958	$290,148

Depreciation expense for the three months ended June 30, 2022 and 2021 was $26,947 and $3,645, respectively.

Depreciation expense for the six months ended June 30, 2022 and 2021 was $55,925 and $10,870, respectively.

7. INTANGIBLE ASSET, NET

Intangible asset consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Software	$7,513	$7,896
Less: Accumulated amortization	(6,919)	(5,956)
Intangible asset, net	$594	$1,940

Amortization expense for the three months ended June 30, 2022 and 2021 was $633 and $0.

Amortization expense for the six months ended June 30, 2022 and 2021 was $1,294 and $0.

8. TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Value-added	$87,150	$97,917
Income	104,094	109,396
City construction	6,788	7,018
Education	4,898	5,064
Other	11,831	13,242
Taxes payable	$214,761	$232,637

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accrued employees’ social insurance	$297,335	$327,735
Accrued payroll and commission	302,118	179,183
Accrued rent expense	109,957	29,000
Construction payable	106,095	111,807
Accrued professional fees	175,107	50,840
Deposit	11,644	12,239
Other payables	49,656	41,596
Total	$1,051,912	$752,400

10. LOAN FROM THIRD PARTIES

As of June 30, 2022 and December 31, 2021, the Company had advances from former shareholders and unrelated third parties of Aixin Shangyan Hotel in an aggregate amount of $89,578 and $94,153, respectively. There was no written agreement, and these loans are payable on demand and bear no interest.

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

The Company also has operating leases for other sales locations under various operating lease arrangements. The leases have remaining lease terms of approximately 0.17 to 3.95 years.

Aixin Shangyan Hotel leases its hotel premises under an operating lease arrangement. The lease has a remaining lease term of approximately 1.5 years.

Aixintang Pharmacies lease retail pharmacy stores under operating lease arrangements, with remaining lease terms of 0.87 to 4.17 years.

Balance sheet information related to the Company’s leases is presented below:

	June 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$1,444,683	$2,049,775

Operating lease liabilities – current	$799,839	$848,230
Operating lease liability – non-current	614,791	1,138,710
Total operating lease liabilities	$1,414,630	$1,986,940

The following provides details of the Company’s lease expenses:

	Three Months Ended June 30,
	2022	2021
Operating lease expenses	$220,203	$14,953

	Six Months Ended June 30,
	2022	2021
Operating lease expenses	$449,445	$56,253

Other information related to leases is presented below:

	Six Months Ended June 30,
	2022	2021
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$418,711	56,253

Weighted Average Remaining Lease Term:
Operating leases	1.91 years	2.66 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2022 (excluding the six months ended June 30, 2022)	$418,055
2023	847,673
2024	131,146
2025	54,778
2026	23,100
Total lease payments	1,474,752
Less: imputed interest	(60,122)
Total lease liabilities	1,414,630
Less: current portion	(799,839)
Lease liabilities – non-current portion	$614,791

12. RELATED PARTY TRANSACTIONS

Advance to related parties

Advance to related parties consisted of the following as of the periods indicated:

	June 30, 2022	December 31, 2021
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$8,875	$4,583
Sichuan Aixin Investment Co., Ltd.	150	4,237
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	27,303	-
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	34,068
Chengdu Lisheng Huiren Tang Pharmacy Co., Ltd.	11,978	10,235
Total	$82,374	$19,055

Advance from related parties

Advance from related parties consisted of the following as of the periods indicated:

	June 30, 2022	December 31, 2021
Quanzhong Lin	$2,317,265	$1,822,705
Yirong Shen	92,564	97,292
Branch manager	-	1,667
Chengdu Aixin E-Commerce Company Ltd.	14,631	15,378
Chengdu Aixin International travel service Co, Ltd	6,678	2,388
Aixin Life Beauty	-	7,724
Total	$2,431,138	$1,947,154

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

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for an office. The lease term was for three years expiring in May 2017 with an option to renew. The monthly rent was RMB 5,000 ($789), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease until May 28, 2023 with monthly rent of RMB 5,000 ($789), payable quarterly. The future annual minimum lease payment at June 30, 2022 is $8,211 for the year ended June 30, 2023.

13. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the three and six months ended June 30, 2022 and 2021, and recorded income tax provision for the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three and six months ended June 30, 2022 and 2021, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

As of June 30, 2022 and December 31, 2021, the Company had 49,999,891 common shares issued and outstanding.

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

For the three months ended June 30, 2022 and 2021, stock-based compensation expenses were $92,885 each. For the six months ended June 30, 2022 and 2021, stock-based compensation expenses were $185,770 each. As of June 30, 2022, unrecognized compensation expenses related to these stock awards are $858,437. These expenses are expected to be recognized over 3 years.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the three and six months ended June 30, 2022 and 2021, the Company make $0 and $0 contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the three and six months ended June 30, 2022 and 2021.

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

In November 2021, the Company and Mr. Quanzhong Lin agreed that Mr. Lin shall assume any losses arising from this legal proceeding. As such, the Company did not accrue contingent losses from this legal proceeding as of June 30, 2022.

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

The acquisitions will be accounted for as acquisitions of entities under common control under ASC 805-50-15-6, and the assets and liabilities acquired will be measured and recorded at the carrying amount under ASC 805-50-30-5. The following condensed unaudited pro forma consolidated results of operations for the Company, Aixin Shangyan Hotel and Aixintang Pharmacies for the three and six months ended June 30, 2021 present the results of operations of the Company, Aixin Shangyan Hotel and Aixintang Pharmacies as if the acquisitions occurred on January 1, 2021, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the Three Months Ended June 30, 2021
Revenue	$1,406,874
Operating costs and expenses	1,278,574
Income from operations	128,300
Other income	28,637
Income tax expense	218,052
Net loss	$(61,115)

For the Six Months Ended June 30, 2021
Revenue	$2,601,982
Operating costs and expenses	2,716,243
Loss from operations	(114,261)
Other income	51,174
Income tax expense	218,052
Net loss	$(281,139)

18. SUBSEQUENT EVENT

On July 19, 2022, the Company entered into an Equity Transfer Agreement (the “Transfer Agreement”) with Yunnan Shengshengyuan Technology Co., Ltd (“Shengshengyuan”) and Yun Chen (collectively “the Sellers”), who own 95% and 5% equity interest of Yunnan Runcangsheng Technology Co., Ltd (“Yunnan Runcangsheng”), respectively.

Under the terms of the Transfer Agreement, the Company agreed to purchase all of the outstanding equity interest of Yunnan Runcangsheng for an aggregate purchase price of RMB 45,082,600 or US$6.68 million based on an exchange rate of RMB / US$ 6.75 yuan per dollar on July 19, 2022. In addition to transferring their respective equity interest in Yunnan Runcangsheng by the Sellers, both Sellers agree to forgive any loans Yunnan Runcangsheng due to them.

If the audited net worth of Yunnan Runcangsheng as of December 31, 2021 is less than 97% of the initial net worth (net worth prior to the audit that were used to determine the equity transfer price), then the equity transfer price shall be reduced by an amount equal to the initial net worth minus the audited net worth.

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

Overview

We are focused on the consumer healthcare market in China. We market and sell premium-quality healthcare, nutritional products and supplements. We also provide advertising and marketing services to clients which engage us to distribute their products. We offer our products and those of our clients through our pharmacies and sales offices, and through exhibition events we organize and sponsor, and person-to-person marketing. Our marketing business mainly focuses on proactively approaching customers such as by hosting events for clients, which we believe is ideally suited to marketing our products and those of our clients for which we perform advertising services because sales of healthcare, nutritional products and supplements are strengthened by ongoing personal contact and support, coaching and education among the Company and our clients towards how to achieve a healthy and active lifestyle.

In September 2021, we completed the acquisition of nine pharmacies located in Chengdu by acquiring the entities which owned the pharmacies for an aggregate purchase price of RMB 34,635,845, or approximately US$5.31 million.

In July 2021, we completed the acquisition of Aixin Shangyan Hotel. Shangyan Hotel Company owns and operates a hotel located in the Jinniu District, Chengdu City. The hotel covers more than 8,000 square meters and has a large restaurant that can accommodate 600 people, 6 luxury dining rooms, a 200 square meter music tea house, 13 private tea rooms, 108 guest rooms and other supporting facilities. We acquired the hotel through an acquisition of the outstanding equity of Aixin Shangyan Hotel for a purchase price of RMB 7,598,887, or approximately $1.16 million.

In July 2022, we entered in an Equity Transfer Agreement (the “Transfer Agreement”) with Yunnan Sheng Shengyan Technology Co., Ltd. and Chen Yun (collectively, the “Sellers”), the holders of all of the outstanding equity of Yunnan Runcansheng Technology Co., Ltd (“Yunnan Runcansheng’).

Pursuant to the Transfer Agreement, we have agreed to purchase all of the outstanding equity of Yunnan Runcansheng from the Sellers for RMB 45,082,600 (approximately USD$6.68 million), subject to adjustment as provided in the Equity Transfer Agreement. Upon execution of the Transfer Agreement, we paid the Sellers a deposit of 5,000,000 RMB which is refundable under certain conditions as provided in the Transfer Agreement. In addition to payment of the deposit, upon signing of the Transfer Agreement we deposited 15,000,000 RMB (approximately USD$2.3 million) in a bank account controlled by us which is not to be used by us until completion of the registration of the transfer of the equity of Yunnan Runcansheng to us in accordance with applicable regulations or the termination of the Transfer Agreement by either us or the Sellers.

Yunnan Runcangsheng. was established in April, 2020, and is headquartered in Luquan Yi and Miao Autonomous County, Kunming City, Yunnan Province. It is focused on promoting a healthy lifestyle through the use of foods believed to promote well-being, health foods, modernized versions of traditional Chinese medical products and plant extracts. Yunnan Runcangsheng cultivates many of the raw materials used in its products, compounds the materials into easy to transport and use pre-packaged foods and distributes the products at the wholesale level. As life-styles in China evolve, work pressures increase and the ingestion of meats and other western style foods increases, Yunnan Runcangsheng seeks to design and market products intended to combat the increase in obesity, hypertension, insomnia and physical ailments associated with such changes. The acquisition of Yunnan Runcangsheng will enable us to operate as a vertically integrated company, capable of formulating the kinds of health foods and other nutritional products and supplements suitable for our clients and marketing those products through our distribution channels.

In March 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic and national, provincial and local authorities in China, including those whose jurisdictions include Chengdu, where our offices, hotel and pharmacies are located, adopted various regulations and orders, including “shelter in place” rules, restrictions on travel, mandates on the number of people that may gather in one location and closing non-essential businesses. Many of these measures have been relaxed from time to time in various localities due to the decrease in the prevalence of COVID-19. However, beginning in the second half of 2021 and continuing to date, the number of COVID-19 cases has fluctuated and increased again in many cities of China, including Sichuan Province, where we are located. As a result, the authorities in Chengdu from time to time have reinstituted short-term lockdowns and restrictions on travel and the number of people that could gather at any location. During the three and six months ended June 30, 2022, all of our operations were materially adversely impacted by the measures and restrictions taken to limit the spread of the disease in China and Sichuan Province. We implemented procedures to promote employee and customer safety. These measures will not significantly increase our operating costs. However, we cannot predict with certainty what measures may be taken by the authorities in Chengdu, our suppliers and customers and the impact these measures may have on our financial results for 2022.

Our acquisitions of pharmacies, the hotel and Yunnan Runcangsheng should serve to offset the impact which the restrictions imposed in response to COVID-19 have had on our traditional direct marketing business. Nevertheless, there is no assurance that the acquisitions of these businesses will enable us to return to profitable operations in the immediate future.

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

Results of Operations

Three Months ended June 30, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended June 30,
	2022		2021
	$	% of Revenue	$	% of Revenue
Revenue	$420,887	100%	$852,768	100%
Operating costs and expenses	1,160,125	276%	384,264	45%
Income (loss) from operations	(739,238)	(176)%	468,504	55%
Non-operating income (expenses), net	11,442	3%	(3,767)	(0.4)%
Income (loss) before income tax	(727,796)	(173)%	464,737	55%
Income tax expense	473	0.1%	218,052	26%
Net income (loss)	$(728,269)	(173)%	$246,685	29%

The following table shows our operations by business segment for the three Months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,
	2022	2021
Net revenue
Advertising and products	$16,591	$852,768
Pharmacies	194,045	-
Hotel	210,251	-
Total revenues, net	$420,887	$852,768

Operating costs and expenses
Advertising and products
Cost of goods sold	$3,735	$25,021
Operating expenses	362,219	359,243
Pharmacies
Cost of goods sold	150,263	-
Operating expenses	153,842	-
Hotel
Hotel operating costs	418,100	-
Operating expenses	71,966	-
Total operating costs and expenses	$1,160,125	$384,264

Income (loss) from operations
Advertising and products	$(349,363)	$468,504
Pharmacies	(110,060)	-
Hotel	(279,815)	-
Income (loss) from operations	$(739,238)	$468,504

Revenue

Revenue was $420,887 in the three months ending June 30, 2022, compared to $852,768 in the same period of 2021, a decrease of $431,881 or 51%. The decrease in revenue was mainly due to decreases in direct sales of our nutritional products and advertising revenues as due to COVID-19 restrictions, we were not able to host the types of events at which we market nutritional products, partly offset by revenues from our pharmacies and hotel which we did not own in the second quarter of 2021. For three months ended of June 30, 2022, we had $0 advertising revenue and $210,636 product revenues (of which $16,591 were from direct sales and $194,045 represented sales at our pharmacies), and hotel revenue of $210,251. For three months ended June 30, 2021, we had $802,817 of advertising revenue and $49,951 of product revenue from our direct sales activities and no revenues from our pharmacies and hotel as the acquisitions were not completed until the third quarter of 2021.

Operation Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $153,998 for the three months ended June 30, 2022, compared to $25,021 for the three months ended June 30, 2021, an increase of $128,977 or 515%. The increase in our cost of goods sold is attributable to pharmacy product sales partly offset by decreased direct product sales. The cost of goods sold for our direct product sales as a percentage of sales was 27% in 2022, compared to 50% for 2021. The cost of goods sold for products sold through our pharmacies as a percentage of pharmacy product sales was 77% in 2022, and no comparable costs were incurred in the three months ended June 30, 2021 as the acquisition was completed in the third quarter of 2021.

Hotel Operating Costs

Hotel operating costs were $418,100 for the three months ended June 30, 2022. There were no comparable costs in the three months ended June 30, 2021 as the acquisition was completed in the third quarter of 2021.

Operating Expenses

Operating costs and expenses were $588,027 for the three months ended June 30, 2022, compared to $359,243 for the same period of 2021, an increase of $228,784 or 64%. The increase in operating expenses was mainly due to the inclusion of the operating expenses of our pharmacies and hotel.

Income (loss) from Operations

Loss from operations was $739,238 in the three months ended June 30, 2022, compared to income of $468,504 in the same period of 2021, a decrease of $1,207,742 or 258%. The decrease in our income from operations for 2022 was due to the loss incurred from our direct sales activities and the inclusion of the losses incurred by our pharmacies and hotel. All of our operations and in particular our direct marketing activities were materially adversely impacted by travel and work restrictions and limits on the number of people that might gather in one place, imposed on a temporary basis in China and Chengdu to limit the spread of COVID-19.

Non-operating Income (Expenses)

Non-operating income was $11,442 for the three months ended June 30, 2022, compared to non-operating expenses of $3,767 for the three months ended June 30, 2021. For the three months ended June 30, 2022, we had interest income of $1,284 and other income of $10,221, partly offset by other expenses of $63. For the three months ended June 30, 2021, we had interest income of $1,271 and other income of $1, partly offset by other expense $5,039.

Income tax expense

Income tax expense was $473 and $218,052 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $217,579 or 100% for the three months ended June 30, 2022 compared with the same period of 2021.

Net Income (Loss)

Our net loss for the three months ended June 30, 2022 was $728,269, compared to net income of $246,685 in the same period of 2021, a decrease of $974,954 or 395%. The decrease income in the three months ended June 30, 2022 was mainly due to decreased sales and increased operating costs and expense as explained above.

Six Months ended June 30, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Six Months Ended June 30,
	2022		2021
	$	% of Revenue	$	% of Revenue
Revenue	$839,565	100%	$1,550,926	100%
Operating costs and expenses	2,350,957	280%	860,252	55%
Income (loss) from operations	(1,511,392)	(180)%	690,674	45%
Non-operating income (expenses), net	32,007	4%	(4,235)	(0.3)%
Income (loss) before income tax	(1,479,385)	(176)%	686,439	44%
Income tax expense	965	-%	218,052	14%
Net income (loss)	$(1,480,350)	(176)%	$468,387	30%

The following table shows our operations by business segment for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30,
	2022	2021
Net revenue
Advertising and products	$32,689	$1,550,926
Pharmacies	352,939	-
Hotel	453,937	-
Total revenues, net	$839,565	$1,550,926

Operating costs and expenses
Advertising and products
Cost of goods sold	$8,418	$160,680
Operating expenses	660,261	699,572
Pharmacies
Cost of goods sold	270,104	-
Operating expenses	323,151	-
Hotel
Hotel operating costs	929,719	-
Operating expenses	159,304	-
Total operating costs and expenses	$2,350,957	$860,252

(Loss) income from operations
Advertising and products	$(635,990)	$690,674
Pharmacies	(240,316)	-
Hotel	(635,086)	-
(Loss) income from operations	$(1,511,392)	$690,674

Revenue

Revenue was $839,565 in the six months ending June 30, 2022, compared to $1,550,926 in the same period of 2021, a decrease of $711,361 or 46%. The decrease in revenue was mainly due to decreases in direct sales of our nutritional products and advertising revenues as due to COVID-19 restrictions we were not able to host the types of events at which we market nutritional products, which were partly offset by revenues from our pharmacies and hotel which we did not own in the first half year of 2021. For the six months ended of June 30, 2022, we had $0 advertising revenue and $385,628 product revenues (of which $32,689 were from direct sales and $352,939 represented sales at our pharmacies), and hotel revenue of $453,937. For the six months ended June 30, 2021, we had $1,297,681 of advertising revenue and $253,245 of product revenue from our direct sales activities and no revenues from our pharmacies and hotel as the acquisitions were not completed until the third quarter of 2021.

Operation Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $278,522 for the six months ended June 30, 2022, compared to $160,680 for the six months ended June 30, 2021, an increase of $117,842 or 73%. The increase in our cost of goods sold is attributable to pharmacy products sales partly offset by decrease in direct product sales. The cost of goods sold for our direct product sales as a percentage of sales was 26% in 2022, compared to 63% for 2021. The cost of goods sold for products sold through our pharmacies as a percentage of pharmacy product sales was 77% in 2022, and no comparable costs were incurred in the six months ended June 30, 2021 as the acquisition was completed in the third quarter of 2021.

Hotel Operating Costs

Hotel operating costs were $929,719 for the six months ended June 30, 2022. There were no comparable costs in the six months ended June 30, 2021 as the acquisition was completed in the third quarter of 2021.

Operating Expenses

Operating costs and expenses were $1,142,716 for the six months ended June 30, 2022, compared to $699,572 for the same period of 2021, an increase of $443,144 or 63%. The increase in operating expenses was mainly due to the inclusion of the operating expenses of our pharmacies and hotel.

Income (loss) from Operations

Loss from operations was $1,511,392 in the six months ended June 30, 2022, compared to income of $690,674 in the same period of 2021, a decrease of $2,202,066 or 319%. The decrease in our income from operations for 2022 was due to the loss incurred from our direct sales activities and the inclusion of the losses incurred by our pharmacies and hotel. All of our operations and in particular our direct marketing activities were materially adversely impacted by travel and work restrictions and limits on the number of people that might gather in one place imposed on a temporary basis in China and Chengdu to limit the spread of COVID-19.

Non-operating Income (Expense)

Non-operating income was $32,007 for the six months ended June 30, 2022, compared to non-operating expense of $4,235 for the six months ended June 30, 2021. For the six months ended June 30, 2022, we had interest income of $2,612 and other income of $29,655, partly offset by other expenses of $260. For the six months ended June 30, 2021, we had interest income of $2,489 and other income of $161, partly offset by other expenses of $6,885.

Income tax expense

Income tax expense was $965 and $218,052 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $217,087 or 100% for the six months ended June 30, 2022 compared with the same period of 2021.

Net Income (Loss)

Our net loss for the six months ended June 30, 2022 was $1,480,350, compared to net income of $468,387 in the same period of 2021, a decrease of $1,948,737 or 416%. The decrease in the six months ended June 30, 2022 was mainly due to decreased sales and increased operating costs and expense as explained above.

Liquidity and Capital Resources

During the six months ended of June 30, 2022, we used $771,496 in operations. As of June 30, 2022, cash and cash equivalents were $8,129,696 (excluding $61,588 of restricted cash), compared to $8,556,642 (excluding $44,211 of restricted cash) as of December 31, 2021. At June 30, 2022, we had working capital of $3,602,854 compared to $4,753,390 at December 31, 2021.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six Months ended June 30, 2022 and 2021, respectively.

	June 30, 2022	June 30, 2021
Net cash (used in) provided by operating activities	$(771,496)	$439,801
Net cash (used in) provided by investing activities	$-	$(4,494,966)
Net cash (used in) provided by financing activities	$779,015	$(444,754)

Net cash provided by (used in) operating activities

For the six months ended June 30, 2022, net cash used in operating activities was $771,496. This reflects our net loss of $1,480,350, adjusted by non-cash related expenses including depreciation and amortization expense of $57,219, the change in deferred tax of $965, bad debt expense of $47,857, operating lease expense of $449,445 and stock-based compensation of $185,770, and then decreased by changes in working capital of $32,402. The cash outflow from changes in working capital mainly resulted from an increase in accounts receivable of $65,284, payments of lease liabilities of $418,711, a change in inventory of $72,168, unearned revenue of $10,099 and taxes payable of $7,034, which was partly offset by cash inflow from accrued liability and other payables of $346,883, other receivable and prepaid expense of $92,619, accounts payable of $89,349 and advances to suppliers of $12,043.

For the six months ended June 30, 2021, net cash provided by operating activities was $439,801. This was primarily due to our net income of $468,387, adjusted by non-cash related expenses including depreciation of $10,870, operating lease expense of $56,253 and stock-based compensation of $185,770, and then decreased by changes in working capital of $281,479. The cash outflow from changes in working capital mainly resulted from inventory purchase of $88,863; payment of advances to suppliers of $113,556; payment of lease liability of $56,253 and tax payments of $47,058, which was partly offset by cash inflow from accrued liability and other payables of $22,326 and unearned revenue of $2,787.

Net cash provided by (used in) investing activities

For the six months ended June 30, 2022 and 2021, net cash used in investing activities was $0 and $4,494,966, respectively. For the six months ended June 30, 2021, net cash used in investing activities was $4,494,966, mainly for the prepayment for the acquisition of a hotel and pharmacies from our major shareholder.

Net cash provided by (used in) financing activities

For the six months ended June 30, 2022, net cash provided by financing activities were increased advances from related parties of $779,015.

For the six months ended June 30, 2021, net cash used in financing activities were net repayments to advances from related parties of $444,754.

Of the $8,129,696 in cash and cash equivalents on hand as of June 30, 2022, we anticipate using approximately $7 million to complete the acquisition of Yunnan Runcangsheng. Should we continue to incur operating losses and incur negative cash flow after completing such acquisition, we may have to seek to raise capital. We may also have to raise additional financing as our working capital requirements are expected to increase in line with the growth of our business as a result of our acquisition of Yunnan Runcangsheng. In the past we have funded our operations through the proceeds from private placements of equity and advances from our principal shareholder. Should we require capital to fund our business, we intend to finance our business by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders and could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Our ability to obtain funds through the issuance of debt or equity is dependent upon the state of the financial markets at such time as we may seek to raise funds. The state of the capital market markets may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as COVID-19 and the war in the Ukraine, increases in inflation and other risks detailed in our 2021 Annual Report on Form 10K.

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

Contractual Obligations

We have no long-term fixed contractual obligations or commitments other than our agreement to acquire Yunnan Runcangsheng.

Contingencies

Our operations are conducted in the PRC and are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments in China and foreign currency exchange rates. Our results may be adversely affected by changes in PRC government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad and rates and methods of taxation, among other things. In particular, China continues to maintain a zero COVID-19 policy which has caused government agencies from time to time to impose strict lockdowns and limits on the number of people that may gather in one place at any time. Certain of these measures have had a material adverse impact on our business and may continue to do so is they are imposed in the future.

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

Accounts Receivable

We maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2022 and December 31, 2021, the bad debt allowance was $249,711 and $213,787, respectively.

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

Most of the advertisement contracts designated that we perform advertising services for the client through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, we determined that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly. Such advertising revenue amounted to $0 and $802,817 for the three months ended June 30, 2022 and 2021, respectively. Such advertising revenue amounted to $0 and $1,297,681 for the six months ended June 30, 2022 and 2021, respectively.

A smaller proportion of our advertising revenue is generated from services to clients through exhibition events, conferences, and person-to-person marketing, and our compensation is based on the number of products sold. Such advertising revenue amounted to $0 and $0 for the three and six months ended June 30, 2022 and 2021, respectively.

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

We use FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the three and six months ended June 30, 2022 and 2021 consisted of net loss and foreign currency translation adjustments.

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

At June 30, 2022, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at June 30, 2022, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017 as filed with the SEC on January 16, 2019).

3.4	Bylaws of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

10.1	Equity Transfer Agreement among the Company, Chen Yun and Yunnan Sheng Shengyuan Technology Co., Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 26,2022)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIXIN LIFE INTERNATIONAL, INC.

Dated: August 15, 2022	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

