Form 10-Q
period 2022-09-30
AiXin Life International, Inc.
filed 2022-11-14
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of November 11, 2022, there were outstanding 49,999,891 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

September 30, 2022

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

PART I - FINANCIAL INFORMATION

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)

Assets
Current assets
Cash and equivalents	$5,298,503	$8,556,642
Restricted cash	80,303	44,211
Accounts receivable, net	196,376	45,923
Other receivables and prepaid expenses	162,640	143,281
Advances to suppliers	137,362	162,969
Inventory, net	857,754	233,454
Advances to related parties	92,642	19,055
Total current assets	6,825,580	9,205,535
Property and equipment, net	1,910,691	290,148
Intangible asset, net	1,393	1,940
Goodwill, net	-	-
Deferred tax asset	15,522	18,795
Security deposit	84,347	94,153
Operating lease right-of-use assets	1,173,616	2,049,775
Total assets	$10,011,149	$11,660,346

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$507,993	$406,163
Accounts payable-related party	160,911	-
Unearned revenue	153,163	171,408
Taxes payable	55,942	232,637
Accrued liabilities and other payables	5,903,738	752,400
Government grant	921,473	-
Loan from third parties	84,347	94,153
Operating lease liabilities	772,632	848,230
Advance from related parties	726,650	1,947,154
Total current liabilities	9,286,849	4,452,145
Operating lease liabilities - non-current	382,152	1,138,710
Total liabilities	9,669,001	5,590,855

Stockholders’ equity
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 49,999,891 shares issued and outstanding as of September 30, 2022 and December 31, 2021	500	500
Additional paid in capital	14,365,448	14,086,793
Statutory reserve	151,988	151,988
Accumulated deficit	(14,734,474)	(8,880,613)
Accumulated other comprehensive income	558,686	710,823
Total stockholders’ equity	342,148	6,069,491

Total liabilities and stockholders’ equity	$10,011,149	$11,660,346

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Sales revenue:
Products	$503,062	$204,593	$888,690	$457,838
Advertising	-	445,215	-	1,742,896
Room revenues	71,562	68,559	166,278	68,559
Food and beverage revenues	64,321	71,015	356,840	71,015
Others	33,841	23,528	100,543	23,528
Total revenue, net	672,786	812,910	1,512,351	2,363,836

Operating costs and expenses
Cost of goods sold	215,383	130,938	493,905	291,618
Hotel operating costs	404,322	320,305	1,334,041	320,305
Selling	193,820	156,587	583,438	250,468
General and administrative	232,642	187,820	752,113	607,741
Provision for bad debts	67,638	17,884	115,495	17,884
Stock-based compensation	92,885	92,885	278,655	278,655
Total operating costs and expenses	1,206,690	906,419	3,557,647	1,766,671

(Loss) income from operations	(533,904)	(93,509)	(2,045,296)	597,165

Non-operating income (expenses)
Interest income	1,024	599	3,636	3,088
Impairment loss	(3,823,770)	-	(3,823,770)	-
Other income	12,134	22,067	41,789	22,228
Other expenses	(29,317)	(1,167)	(29,577)	(8,052)
Total non-operating income (expenses), net	(3,839,929)	21,499	(3,807,922)	17,264

(Loss) income before income tax	(4,373,833)	(72,010)	(5,853,218)	614,429

Income tax expense (benefit)	(322)	74,094	643	292,146

Net (loss) income	(4,373,511)	(146,104)	(5,853,861)	322,283

Other comprehensive items
Foreign currency translation (loss) gain	(139,053)	6,638	(152,137)	83,762

Comprehensive (loss) income	$(4,512,564)	$(139,466)	$(6,005,998)	$406,045

(Loss) income per share - basic and diluted	$(0.087)	$(0.003)	$(0.117)	$0.006

Weighted average shares outstanding	49,999,891	49,999,891	49,999,891	49,999,891

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total

Balance at December 31, 2021	49,999,891	$500	$14,086,793	$151,988	$(8,880,613)	$710,823	$6,069,491
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(752,081)	-	(752,081)
Foreign currency translation	-	-	-	-	-	31,864	31,864
Balance at March 31, 2022	49,999,891	500	14,179,678	151,988	(9,632,694)	742,687	5,442,159
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(728,269)	-	(728,269)
Foreign currency translation	-	-	-	-	-	(44,948)	(44,948)
Balance at June 30, 2022	49,999,891	500	14,272,563	151,988	(10,360,963)	697,739	4,761,827
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(4,373,511)	-	(4,373,511)
Foreign currency translation	-	-	-	-	-	(139,053)	(139,053)
Balance at September 30, 2022	49,999,891	$500	$14,365,448	$151,988	$(14,734,474)	$558,686	$342,148

Balance at December 31, 2020	49,999,891	$500	$11,115,765	$151,988	$(4,964,711)	$588,540	$6,892,082
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	221,702	-	221,702
Foreign currency translation	-	-	-	-	-	(32,609)	(32,609)
Balance at March 31, 2021	49,999,891	500	11,208,650	151,988	(4,743,009)	555,931	7,174,060
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	246,685	-	246,685
Foreign currency translation	-	-	-	-	-	109,733	109,733
Balance at June 30, 2021	49,999,891	500	11,301,535	151,988	(4,496,324)	665,664	7,623,363
Acquisition of subsidiaries	-	-	(4,257,275)	-	(3,648,666)	-	(7,905,941)
Debt forgiven by major shareholder	-	-	2,448,654	-	-	-	2,448,654
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net income	-	-	-	-	(146,104)	-	(146,104)
Foreign currency translation	-	-	-	-	-	6,638	6,638
Balance at September 30, 2021	49,999,891	$500	$9,585,799	$151,988	$(8,291,094)	$672,302	$2,119,495

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,853,861)	$322,283
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	82,921	21,910
Provision for bad debts	115,495	17,883
Operating lease expense	632,496	217,642
Stock based compensation	278,655	278,655
Deferred tax	1,419	-
Impairment loss	3,823,770	-
Changes in assets and liabilities:
Accounts receivable	(126,720)	(12,806)
Accounts receivable-related party	-	13,618
Other receivables and prepaid expenses	100,801	22,975
Advances to suppliers	13,038	(116,795)
Inventory	(192,791)	(18,728)
Accounts payable	58,507	(748)
Accounts payable-related party	143,242	-
Unearned revenue	(9,444)	13,136
Taxes payable	(187,009)	46,672
Payment of lease liability	(525,979)	(217,642)
Accrued liabilities and other payables	232,910	(41,986)
Net cash (used in) provided by operating activities	(1,412,550)	546,069

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired at acquisition of subsidiaries	446,381	87,448
Purchase of property and equipment	(52,485)	-
Payment for acquisition	-	(4,497,972)
Net cash provided by (used in) investing activities	393,896	(4,410,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advance from related parties	(1,525,860)	(592,814)
Net cash used in financing activities	(1,525,860)	(592,814)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(677,533)	78,415

NET DECREASE IN CASH AND RESTRICTED CASH	(3,222,047)	(4,378,854)

CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	8,600,853	7,676,689

CASH AND RESTRICTED CASH, END OF PERIOD	$5,378,806	$3,297,835

Supplemental Cash flow data:
Income tax paid	$72,495	$282,319
Interest paid	$-	$-

Non-cash investing and financing activities:
Accrual of unpaid investment in subsidiary	$3,907,139	$-
Investment in subsidiary paid by shareholder on behalf of the Company	$734,290	$-

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

On July 19, 2022, HK Aixin entered into an Equity Transfer Agreement with Yunnan Shengshengyuan Technology Co., Ltd, and Yun Chen (the “Sellers”), the shareholders of Yunnan Runcangsheng Technology Company Ltd. (“Runcangsheng”). Yunnan Shengshengyuan owns in excess of 95% of the outstanding equity of Runcangsheng. The remaining equity interest is owned by Yun Chen. Pursuant to the Transfer Agreement, HK Aixin agreed to purchase all of the outstanding equity of Runcangsheng for an aggregate purchase price of $4,418,095 (RMB 31,557,820), adjusted by $116,802 the amount equal to the initial net worth minus the audited net worth. In addition to transferring their respective equity interest in Runcangsheng by the Sellers, both Sellers agree to forgive any loans Runcangsheng due to them. The acquisition was completed on September 30, 2022 (see Note 17).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of AiXinZhonghong, Aixin Shangyan Hotel, Aixintang Pharmacies and Runcangsheng is the Chinese Renminbi (“RMB”). The accompanying consolidated financial statements are translated from RMB and presented in U.S. dollars (“USD”).

The consolidated financial statements include the accounts of the Company and its current wholly owned subsidiaries, AiXin HK, AiXinZhonghong, Aixin Shangyan Hotel, Aixintang Pharmacies and Runcangsheng. Intercompany transactions and accounts were eliminated in consolidation.

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

Restricted Cash

The restricted cash reflects the temporary freeze of bank accounts of Aixintang Pharmacy Co., Ltd. (“Aixintang Pharmacy”) and its branches by the court during the appeal of a judgement against Aixintang Pharmacy (see Note 16 – litigation).

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2022 and December 31, 2021, the bad debt allowance was $483,346 and $213,787, respectively.

Inventories

Inventories mainly consists of health supplements, drugs, pharmaceutical and nutritional products, food and beverage, hotel supplies and consumables. Inventories are valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. Management periodically evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. The balance of reserve for inventory valuation as of September 30, 2022 and December 31, 2021 was $19,641 and $0, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2022 and December 31, 2021, there were no significant impairments of its long-lived assets.

Goodwill

The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. In testing goodwill for impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs a two-step impairment test. The Company tests goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions.

The Company completed the required testing of goodwill for impairment as of September 30, 2022, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

The goodwill write-down was reflected as a impairment loss, $3,823,770, in non-operating expenses in the statement of operation and comprehensive income(loss).

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

At September 30, 2022 and December 31, 2021, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Most of the advertisement contracts designated that the Company perform such advertising services for its clients through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, the Company determined that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly. Such advertising revenue amounted to $0 and $445,215 for the three months ended September 30, 2022 and 2021, respectively. Such advertising revenue amounted to $0 and $1,742,896 for the nine months ended September 30, 2022 and 2021, respectively.

All of the advertising revenue is subject to the PRC VAT of 6%. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China.

Product Revenue

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

Manufacture and Sale

The Company’s new subsidiary Runcangsheng recognizes revenue at the time products are shipped as this satisfies its performance obligations. The Company records a receivable for the sales when it has an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 13% unless it is a qualified small subject to exemption.

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

During the three and nine months ended September 30, 2022, the Company had no customer that accounted for over 10% of its total revenue.

During the three months ended September 30, 2021, the Company had two major customers that accounted for over 10% of its total revenue.

Customer	Total revenue for the three months ended September 30, 2021	% of total revenue
A(1)	$146,140	18%
B	299,076	37%

During the nine months ended September 30, 2021, the Company had two major customers that accounted for over 10% of its total revenue.

Customer	Total revenue for the nine months ended September 30, 2021	% of total revenue
A(1)	$1,152,208	49%
B	590,688	25%

During the three months ended September 30, 2022, the Company had one major supplier that accounted for over 10% of its total purchases.

Supplier	Net purchases for the three months ended September 30, 2022	% of total purchase
C(2)	$88,948	35%

During the nine months ended September 30, 2022, the Company had one major supplier that accounted for over 10% of its total purchases.

Supplier	Net purchases for the nine months ended September 30, 2022	% of total purchase
C(2)	$152,629	20%

During the three months ended September 30, 2021, the Company had no supplier that accounted for over 10% of its total purchase.

During the nine months ended September 30, 2021, the Company had one major supplier accounted for over 10% of its total purchase.

Supplier	Net purchases for the nine months ended September 30, 2021	% of total purchase
D	$232,584	69%

(1)	Represented advertising revenues from this customer during the three and nine months ended September 30, 2021. The Company also purchased inventory from this customer in the three and nine months ended September 30, 2021.
(2)	The Company purchased inventory from this supplier, Runcansheng, in the three and nine months ended September 30, 2022. The Company acquired all of the outstanding equity of Runcangsheng on September 30, 2022 (see Note 17).

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of September 30, 2022 and December 31, 2021. Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

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

As of September 30, 2022 and December 31, 2021, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 consisted of net income (loss) and foreign currency translation adjustments.

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

As of September 30, 2022 and December 31, 2021, the Company did not have any potentially dilutive instruments.

Stock-Based Compensation

The Company periodically grants stock options, warrants and stock awards to employees and non-employees in non-capital raising transactions as compensation for services rendered. The Company accounts for stock option, stock warrant and stock award grants to employees based on the authoritative guidance provided by the FASB where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option, stock warrant and stock award grants to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is determined based upon the measurement date at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the employees and non-employees, option, warrant and award grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

The Company manages its business as four operating segments, advertising and products, pharmacies, hotels, and manufacture and sale, all of which are located in the PRC. All of its revenues are derived in the PRC. All long-lived assets are located in PRC.

The following table shows the Company’s operations by business segment for the three months ended September 30, 2022 and 2021. Revenues and expenses for the Pharmacies and Hotel segments commenced as of the respective dates of the completion of their acquisitions:

	For the Three Months Ended September 30,
	2022	2021
Net revenue
Advertising and products	$338,327	$509,861
Pharmacies	164,735	139,947
Hotel	169,724	163,102
Total revenues, net	$672,786	$812,910

Operating costs and expenses
Advertising and products
Cost of goods sold	$90,391	$38,461
Operating expenses	301,624	267,331
Pharmacies
Cost of goods sold	124,992	92,477
Operating expenses	144,164	124,138
Hotel
Hotel operating costs	404,322	320,305
Operating expenses	141,197	63,707
Total operating costs and expenses	$1,206,690	$906,419

(Loss) income from operations
Advertising and products	$(53,688)	$204,069
Pharmacies	(104,421)	(76,668)
Hotel	(375,795)	(220,910)
(Loss) income from operations	$(533,904)	$(93,509)

The following table shows the Company’s operations by business segment for the nine months ended September 30, 2022 and 2021. Revenues and expenses for the Pharmacies and Hotel segments commenced as of the respective dates of the completion of their acquisitions:

	For the Nine Months Ended September 30,
	2022	2021
Net revenue
Advertising and products	$371,016	$2,060,787
Pharmacies	517,674	139,947
Hotel	623,661	163,102
Total revenues, net	$1,512,351	$2,363,836

Operating costs and expenses
Advertising and products
Cost of goods sold	$98,809	$199,141
Operating expenses	961,885	966,903
Pharmacies
Cost of goods sold	395,096	92,477
Operating expenses	467,315	124,138
Hotel
Hotel operating costs	1,334,041	320,305
Operating expenses	300,501	63,707
Total operating costs and expenses	$3,557,647	$1,766,671

(Loss) income from operations
Advertising and products	$(689,678)	$894,743
Pharmacies	(344,737)	(76,668)
Hotel	(1,010,881)	(220,910)
(Loss) income from operations	$(2,045,296)	$597,165

Segment assets	As of September 30, 2022	As of December 31, 2021
Advertising and products	$5,309,901	$8,914,211
Pharmacies	719,589	931,706
Hotel	1,108,839	1,814,429
Manufacture and sale	2,872,820	-
Total assets	$10,011,149	$11,660,346

As the acquisition of Runcangsheng was consummated on September 30, 2022 (see Note 17), the revenues and operating results of the manufacture and sale segment will be included in the financial statements of the Company beginning on October 1, 2022.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated financial statements presentation or disclosures.

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

3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Deposits	$14,928	$68,433
Prepaid expenses	122,150	50,221
Employees’ social insurance	10,584	13,839
Others	14,978	10,788
Total	$162,640	$143,281

4. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $137,362 and $162,969 as of September 30, 2022 and December 31, 2021, respectively. Advances to suppliers primarily include prepayments for products expected to be delivered subsequent to balance sheet dates.

5. INVENTORIES

Inventories consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Raw material	$152,140	$-
Work in process	4,600	-
Finished goods-health supplements	183,148	6,201
Drugs, pharmaceutical and nutritional products	454,165	122,966
Food and beverage, hotel supplies and consumables	83,342	104,287
Total	$877,395	$233,454
Less: inventory allowance	19,641	-
Total inventories, net	$857,754	$233,454

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Vehicles	$413,857	$295,502
Office furniture	80,039	64,263
Electronic equipment	19,980	22,304
Machinery	1,104,495	106,080
Leasehold improvements	1,104,450	256,548
Other	16,955	6,374
Total	2,739,776	751,071
Less: Accumulated depreciation	(829,085)	(460,923)
Property and equipment, net	$1,910,691	$290,148

Depreciation expense for the three months ended September 30, 2022 and 2021 was $25,111 and $10,608, respectively.

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $81,036 and $21,478, respectively.

7. INTANGIBLE ASSET, NET

Intangible asset consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Software	$8,479	$7,896
Less: Accumulated amortization	(7,086)	(5,956)
Intangible asset, net	$1,393	$1,940

Amortization expense for the three months ended September 30, 2022 and 2021 was $591and $432.

Amortization expense for the nine months ended September 30, 2022 and 2021 was $1,885 and $432.

8. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Value-added	$12,979	$97,917
Income	29,979	109,396
City construction	1,760	7,018
Education	1,479	5,064
Other	9,745	13,242
Taxes payable	$55,942	$232,637

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accrued employees’ social insurance	$258,094	$327,735
Accrued payroll and commission	264,613	179,183
Accrued rent expense	11,625	29,000
Construction payable	1,463,969	111,807
Payable for equipment purchase	20,051	-
Accrued professional fees	206,427	50,840
Deposit	11,668	12,239
Other payables	44,998	41,596
Acquisition payable (see Note 17)	3,622,293	-
Total	$5,903,738	$752,400

10. LOAN FROM THIRD PARTIES

As of September 30, 2022 and December 31, 2021, the Company had advances from former shareholders and unrelated third parties in an aggregate amount of $84,347 and $94,153, respectively. There was no written agreement, and these loans are payable on demand and bear no interest.

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

The Company also has operating leases for other sales locations under various operating lease arrangements. The leases have remaining lease terms of approximately 0.19 to 3.69 years.

Aixin Shangyan Hotel leases its hotel premises under an operating lease arrangement. The lease has a remaining lease term of approximately 1.25 years.

Aixintang Pharmacies lease retail pharmacy stores under operating lease arrangements, with remaining lease terms of 0.62 to 3.92 years.

Balance sheet information related to the Company’s leases is presented below:

	September 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$1,173,616	$2,049,775

Operating lease liabilities – current	$772,632	$848,230
Operating lease liability – non-current	382,152	1,138,710
Total operating lease liabilities	$1,154,784	$1,986,940

The following provides details of the Company’s lease expenses:

	Three Months Ended September 30,
	2022	2021
Operating lease expenses	$183,051	$161,389

	Nine Months Ended September 30,
	2022	2021
Operating lease expenses	$632,496	$217,642

Other information related to leases is presented below:

	Nine Months Ended September 30,
	2022	2021
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$525,979	$217,642

Weighted Average Remaining Lease Term:
Operating leases	1.65 years	2.42 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2022 (excluding the nine months ended September 30, 2022)	$215,864
2023	782,260
2024	123,488
2025	51,579
2026	21,751
Total lease payments	1,194,942
Less: imputed interest	(40,158)
Total lease liabilities	1,154,784
Less: current portion	(772,632)
Lease liabilities – non-current portion	$382,152

12. RELATED PARTY TRANSACTIONS

Account payables to related parties

As of September 30, 2022 and December 31, 2021, the Company had accounts payable to related party in the amount of $160,911 and $0, respectively, which was for the purchase of raw materials from Luquan Shengcaofeng Biotechnology Co., Ltd. (“Shengcaofeng”), an affiliate entity of Runcangsheng.

Advance to related parties

Advance to related parties consisted of the following as of the periods indicated:

	September 30, 2022	December 31, 2021
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$13,240	$4,583
Sichuan Aixin Investment Co., Ltd.	142	4,237
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	27,250	-
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	40,222	-
Chengdu Lisheng Huiren Tang Pharmacy Co., Ltd.	11,788	10,235
Total	$92,642	$19,055

Advance from related parties

Advance from related parties consisted of the following as of the periods indicated:

	September 30, 2022	December 31, 2021
Quanzhong Lin	$619,359	$1,822,705
Yirong Shen	87,158	97,292
Branch manager	-	1,667
Chengdu Aixin E-Commerce Company Ltd.	13,777	15,378
Chengdu Aixin International travel service Co, Ltd	6,356	2,388
Aixin Life Beauty	-	7,724
Total	$726,650	$1,947,154

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

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for an office. The lease term was for three years expiring in May 2017 with an option to renew. The monthly rent was RMB 5,000 ($757), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease until May 28, 2023 with monthly rent of RMB 5,000 ($757), payable quarterly. The future annual minimum lease payment at September 30, 2022 is $6,056 for the year ended September 30, 2023.

13. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the three and nine months ended September 30, 2022 and 2021, and recorded income tax provision for the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three and nine months ended September 30, 2022 and 2021, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

As of September 30, 2022 and December 31, 2021, the Company had 49,999,891 common shares issued and outstanding.

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

For the three months ended September 30, 2022 and 2021, stock-based compensation expenses were $92,885 each. For the nine months ended September 30, 2022 and 2021, stock-based compensation expenses were $278,655 each. As of September 30, 2022, unrecognized compensation expenses related to these stock awards are $765,552. These expenses are expected to be recognized over 3 years.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the three and nine months ended September 30, 2022 and 2021, the Company make $0 and $0 contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the three and nine months ended September 30, 2022 and 2021.

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

In November 2021, the Company and Mr. Quanzhong Lin agreed that Mr. Lin shall assume any losses arising from this legal proceeding. As such, the Company did not accrue contingent losses from this legal proceeding as of September 30, 2022.

The Company believes that current pending litigation will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

17. ACQUISITIONS OF SUBSIDIARIES

Aixin Shangyan Hotel and Aixintang Pharmaciess

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

Runcangsheng

On July 19, 2022, the Company entered into an Equity Transfer Agreement with Yunnan Shengshengyuan Technology Co., Ltd (“Shengshengyuan”) and Yun Chen (collectively “the Sellers”), who own 95% and 5% equity interest of Yunnan Runcangsheng Technology Co., Ltd (“Runcangsheng”), respectively.

Under the terms of the Transfer Agreement, the Company agreed to purchase all of the outstanding equity interest of Yunnan Runcangsheng for an aggregate purchase price of RMB 31,557,820 or $4,418,095, adjusted by $116,802, the amount equal to the initial net worth estimate minus the audited net worth of Runcangsheng as of December 31, 2021. In addition to transferring their respective equity interest in Runcangsheng, both Sellers agree to forgive any loans due to them from Runcangsheng. The acquisition was completed on September 30, 2022. As of September 30, 2022, a major shareholder of the Company has paid $679,000 on behalf of the Company for the acquisition of Runcangsheng, and the remaining unpaid balance of $3,622,293 was included in accrued liabilities and other payables.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. Goodwill as a result of the acquisition of Runcangsheng is calculated as follows:

Total purchase considerations	$4,301,293
Estimated fair value of assets acquired:
Cash	$446,381
Accounts receivable	144,813
Accounts receivable-related party	133,011
Advance to suppliers	3,455
Other receivables and prepaid expense	127,909
Inventory	469,594
Property and equipment	1,677,272
Intangible assets	1,406
Operating lease right-of-use assets	1,990
Total assets acquired	3,005,831
Estimated fair value of liabilities assumed:
Accounts payable	(89,801)
Accounts payable-related party	(160,911)
Advance from customers	(4,790)
Government grant	(921,473)
Taxes payable	(21,156)
Operating lease liability	(15,182)
Accrued liabilities and other payables	(1,314,995)
Total liabilities assumed	(2,528,308)
Total net assets acquired	477,523
Goodwill as a result of the acquisition	$3,823,770

During the nine months ended September 30, 2022, the Company has recorded goodwill impairment in full amount.

The following condensed unaudited pro forma consolidated results of operations for the Company, Runcangsheng, Aixin Shangyan Hotel and Aixintang Pharmacies for the nine months ended September 30, 2022 and 2021 present the results of operations of the Company, Runcangsheng, Aixin Shangyan Hotel, and Aixintang Pharmacies as if the acquisitions occurred on January 1, 2022 and 2021, respectively.

The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the Nine Months Ended September 30, 2022
Revenue	$1,854,617
Operating costs and expenses	3,826,342
Loss from operations	(1,971,725)
Other income	25,313
Income tax expense	643
Net loss	$(1,947,055)

For the Nine Months Ended September 30, 2021
Revenue	$3,869,889
Operating costs and expenses	4,240,635
Loss from operations	(370,746)
Other income	82,950
Income tax expense	292,146
Net loss	$(579,942)

18. SUBSEQUENT EVENT

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has no material subsequent events need to be disclosed.

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

In July 2022, we entered in an Equity Transfer Agreement (the “Transfer Agreement”) with Yunnan Sheng Shengyan Technology Co., Ltd. and Chen Yun (collectively, the “Sellers”), the holders of all of the outstanding equity of Yunnan Runcansheng Technology Co., Ltd (“Runcansheng”). Pursuant to the Transfer Agreement, on September 30, 2022, we acquired all of the outstanding equity of Runcansheng from the Sellers for RMB 31,557,820 (approximately USD$4.4 million), reduced by $116,802 the excess of the estimated net worth of Runcangsheng over its audited net worth as of December 31, 2021. In addition to transferring their respective equity interest in Runcangsheng, both Sellers agree to forgive any loans due to them from Runcangsheng (see Note 17).

Runcangsheng. was established in April, 2020, and is headquartered in Luquan Yi and Miao Autonomous County, Kunming City, Yunnan Province. It is focused on promoting a healthy lifestyle through the use of foods believed to promote well-being, health foods, modernized versions of traditional Chinese medical products and plant extracts. Runcangsheng cultivates many of the raw materials used in its products, compounds the materials into easy to transport and use pre-packaged foods and distributes the products at the wholesale level. As life-styles in China evolve, work pressures increase and the ingestion of meats and other western style foods increases, Runcangsheng seeks to design and market products intended to combat the increase in obesity, hypertension, insomnia and physical ailments associated with such changes. The acquisition of Runcangsheng will enable us to operate as a vertically integrated company, capable of formulating the kinds of health foods and other nutritional products and supplements suitable for our clients and marketing those products through our distribution channels.

In March 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic and national, provincial and local authorities in China, including those whose jurisdictions include Chengdu, where our offices, hotel and pharmacies are located, adopted various regulations and orders, including “shelter in place” rules, restrictions on travel, mandates on the number of people that may gather in one location and closing non-essential businesses. Many of these measures have been relaxed from time to time in various localities due to the decrease in the prevalence of COVID-19. However, beginning in the second half of 2021 and continuing to date, the number of COVID-19 cases has fluctuated and increased again in many cities of China, including Sichuan Province, where we are located. As a result, the authorities in Chengdu from time to time have reinstituted short-term lockdowns and restrictions on travel and the number of people that could gather at any location. During the three and nine months ended September 30, 2022, all of our operations were materially adversely impacted by the measures and restrictions taken to limit the spread of the disease in China and Sichuan Province. We implemented procedures to promote employee and customer safety. These measures will not significantly increase our operating costs. However, we cannot predict with certainty what measures may be taken by the authorities in Chengdu, our suppliers and customers and the impact these measures may have on our financial results for 2022.

Our acquisitions of pharmacies, the hotel and Runcangsheng should serve to offset the impact which the restrictions imposed in response to COVID-19 have had on our traditional direct marketing business. Nevertheless, there is no assurance that the acquisitions of these businesses will enable us to return to profitable operations in the immediate future.

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

Results of Operations

Three Months ended September 30, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended September 30,
	2022		2021
	$	% of Revenue	$	% of Revenue
Revenue	$672,786	100%	$812,910	100%
Operating costs and expenses	1,206,690	179%	906,419	112%
Income (loss) from operations	(533,904)	(79)%	(93,509)	(12)%
Non-operating income (expenses), net	(3,839,929)	(571)%	21,499	3%
Income (loss) before income tax	(4,373,833)	(650)%	(72,010)	(9)%
Income tax expense (benefit)	(322)	(0.05)%	74,094	9%
Net loss	$(4,373,511)	(650)%	$(146,104)	(18)%

The following table shows our operations by business segment for the three Months ended September 30, 2022 and 2021. As the acquisition of Runcangsheng was consummated on September 30, 2022 (see Note 17), the revenues and operating results of the manufacture and sale segment will be included in the financial statements of the Company beginning on October 1, 2022.

	For the Three Months Ended September 30,
	2022	2021
Net revenue
Advertising and products	$338,327	$509,861
Pharmacies	164,735	139,947
Hotel	169,724	163,102
Total revenues, net	$672,786	$812,910

Operating costs and expenses
Advertising and products
Cost of goods sold	$90,391	$38,461
Operating expenses	301,624	267,331
Pharmacies
Cost of goods sold	124,992	92,477
Operating expenses	144,164	124,138
Hotel
Hotel operating costs	404,322	320,305
Operating expenses	141,197	63,707
Total operating costs and expenses	$1,206,690	$906,419

Income (loss) from operations
Advertising and products	$(53,688)	$204,069
Pharmacies	(104,421)	(76,668)
Hotel	(375,795)	(220,910)
Income (loss) from operations	$(533,904)	$(93,509)

Revenue

Revenue was $672,786 in the three months ending September 30, 2022, compared to $812,910 in the same period of 2021, a decrease of $140,124 or 17%. The decrease in revenue was mainly due to decrease in advertising revenues as due to COVID-19 restrictions, we were not able to host the types of events at which we market nutritional products, partly offset by the increase in revenues from our pharmacies and hotel which we did not own until August 2021. For three months ended of September 30, 2022, we had $0 advertising revenue and $503,062 product revenues (of which $338,327 were from direct sales and $164,735 represented sales at our pharmacies), and hotel revenue of $169,724. For three months ended September 30, 2021, we had $445,215 of advertising revenue and $204,593 product revenues (of which $64,646 were from direct sales and $139,947 represented sales at our pharmacies), and hotel revenue of $163,102.

Operation Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $215,383 for the three months ended September 30, 2022, compared to $130,938 for the three months ended September 30, 2021, an increase of $84,445 or 64%. The increase in our cost of goods sold is attributable to increase in pharmacy product sales and product sales. The cost of goods sold for our direct product sales as a percentage of sales was 27% in 2022, compared to 8% for 2021. The cost of goods sold for products sold through our pharmacies as a percentage of pharmacy product sales was 76% in 2022, compared to 66% for 2021.

Hotel Operating Costs

Hotel operating costs were $404,322 for the three months ended September 30, 2022, compared to $320,305 for 2021.

Operating Expenses

Operating costs and expenses were $586,985 for the three months ended September 30, 2022, compared to $455,176 for the same period of 2021, an increase of $131,809 or 29%. The increase in operating expenses was mainly due to the inclusion of the operating expenses of our pharmacies and hotel, we completed the acquisition of pharmacies and hotel in August 2021.

Income (Loss) from Operations

Loss from operations was $533,904 in the three months ended September 30, 2022, compared to $93,509 in the same period of 2021, an increase of $440,395 or 471%. The increase in our loss from operations for 2022 was primarily due to the decrease of advertising revenue. All of our operations and in particular our direct marketing activities were materially adversely impacted by travel and work restrictions and limits on the number of people that might gather in one place, imposed on a temporary basis in China and Chengdu to limit the spread of COVID-19.

Non-Operating Income (Expenses)

Non-operating expense was $3,839,929 for the three months ended September 30, 2022, compared to non-operating income of $21,499 for the three months ended September 30, 2021. For the three months ended September 30, 2022, we had impairment loss of $3,823,770 and other expenses of $29,317, partly offset by interest income of $1,024 and other income of $12,134. For the three months ended September 30, 2021, we had interest income $599 and other income $22,067 and other expenses of $1,167.

Income Tax Expense (Benefit)

Income tax benefit was $322 and expense of $74,094 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $74,416 or 100% for the three months ended September 30, 2022 compared with the same period of 2021.

Net Income (Loss)

Our net loss for the three months ended September 30, 2022 was $4,373,511, compared to $146,104 in the same period of 2021, an increase of $4,227,407 or 2893%. The increased loss in the three months ended September 30, 2022 was mainly due to decreased sales revenue, increased operating costs and expense, and impairment loss in 2022 as explained above.

Nine Months ended September 30, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Nine Months Ended September 30,
	2022		2021
	$	% of Revenue	$	% of Revenue
Revenue	$1,512,351	100%	$2,363,836	100%
Operating costs and expenses	3,557,647	235%	1,766,671	75%
Income (loss) from operations	(2,045,296)	(135)%	597,165	25%
Non-operating income (expenses), net	(3,807,922)	(252)%	17,264	1%
Income (loss) before income tax	(5,853,218)	(387)%	614,429	26%
Income tax expense	643	0.04%	292,146	12%
Net income (loss)	$(5,853,861)	(387)%	$322,283	14%

The following table shows our operations by business segment for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30,
	2022	2021
Net revenue
Advertising and products	$371,016	$2,060,787
Pharmacies	517,674	139,947
Hotel	623,661	163,102
Total revenues, net	$1,512,351	$2,363,836

Operating costs and expenses
Advertising and products
Cost of goods sold	$98,809	$199,141
Operating expenses	961,885	966,903
Pharmacies
Cost of goods sold	395,096	92,477
Operating expenses	467,315	124,138
Hotel
Hotel operating costs	1,334,041	320,305
Operating expenses	300,501	63,707
Total operating costs and expenses	$3,557,647	$1,766,671

(Loss) income from operations
Advertising and products	$(689,678)	$894,743
Pharmacies	(344,737)	(76,668)
Hotel	(1,010,881)	(220,910)
(Loss) income from operations	$(2,045,296)	$597,165

Revenue

Revenue was $1,512,351 in the nine months ending September 30, 2022, compared to $2,363,836 in the same period of 2021, a decrease of $851,485 or 36%. The decrease in revenue was mainly due to decreases in advertising revenues as due to COVID-19 restrictions we were not able to host the types of events at which we market nutritional products, which were partly offset by revenues from our pharmacies and hotel which we did not own in the first seven months of 2021. For the nine months ended of September 30, 2022, we had $0 advertising revenue and $888,690 product revenues (of which $371,016 were from direct sales and $517,674 represented sales at our pharmacies), and hotel revenue of $623,661. For the nine months ended September 30, 2021, we had $1,742,896 of advertising revenue and $457,838 of product revenue (of which $317,891 were from direct sales and $139,947 represented sales at our pharmacies), and hotel revenue of $163,102.

Operation Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $493,905 for the nine months ended September 30, 2022, compared to $291,618 for the nine months ended September 30, 2021, an increase of $202,287 or 69%. The increase in our cost of goods sold is attributable to increase of pharmacy products sales and direct product sales. The cost of goods sold for our direct product sales as a percentage of sales was 27% in 2022, compared to 63% for 2021. The cost of goods sold for products sold through our pharmacies as a percentage of pharmacy product sales was 76% in 2022, compared to 66% 2021.

Hotel Operating Costs

Hotel operating costs were $1,334,041 for the nine months ended September 30, 2022. compared to $320,305 for the same period of 2021.

Operating Expenses

Operating costs and expenses were $1,729,701 for the nine months ended September 30, 2022, compared to $1,154,748 for the same period of 2021, an increase of $574,953 or 50%. The increase in operating expenses was mainly due to the inclusion of the operating expenses of our pharmacies and hotel. We did not complete the acquisition of pharmacies and hotel until August 2021.

Income (Loss) from Operations

Loss from operations was $2,045,296 in the nine months ended September 30, 2022, compared to income of $597,165 in the same period of 2021, a decrease of $2,642,461 or 443%. The decrease in our income from operations for 2022 was due to the loss incurred from our direct sales activities and the inclusion of the losses incurred by our pharmacies and hotel. We didn’t complete the acquisition of pharmacies and hotel until August 2021. All of our operations and in particular our direct marketing activities were materially adversely impacted by travel and work restrictions and limits on the number of people that might gather in one place imposed on a temporary basis in China and Chengdu to limit the spread of COVID-19.

Non-Operating Income (Expense)

Non-operating expense was $3,807,922 for the nine months ended September 30, 2022, compared to non-operating income of $17,264 for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, we had impairment loss of $3,823,770 and other expenses of $29,577, partly offset by interest income of $3,636 and other income of $41,789. For the nine months ended September 30, 2021, we had interest income $3,088 and other income $22,228 and other expenses of $8,052.

Income Tax Expense

Income tax expense was $643 and $292,146 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $291,503 or 100% for the nine months ended September 30, 2022 compared with the same period of 2021.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2022 was $5,853,861, compared to net income of $322,283 in the same period of 2021, a decrease of $6,176,144 or 1,916%. The decrease in the nine months ended September 30, 2022 was mainly due to decreased sales revenue, increased operating costs and expense, and impairment loss in 2022 as explained above.

Liquidity and Capital Resources

During the nine months ended of September 30, 2022, we used $1,412,550 in operations. As of September 30, 2022, cash and cash equivalents were $5,298,503 (excluding $80,303 of restricted cash), compared to $8,556,642 (excluding $44,211 of restricted cash) as of December 31, 2021. At September 30, 2022, we had a working capital deficit of $2,461,269 compared to working capital of $4,753,390 at December 31, 2021.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2022 and 2021, respectively.

	September 30, 2022	September 30, 2021
Net cash (used in) provided by operating activities	$(1,412,550)	$546,069
Net cash (used in) provided by investing activities	$393,896	$(4,410,524)
Net cash (used in) provided by financing activities	$(1,525,860)	$(592,814)

Net cash provided by (used in) operating activities

For the nine months ended September 30, 2022, net cash used in operating activities was $1,412,550. This reflects our net loss of $5,853,861, increased by non-cash related expenses including depreciation and amortization expense of $82,921, the change in deferred tax of $1,419, bad debt expense of $115,495, operating lease expense of $632,496, stock-based compensation of $278,655, and impairment loss of 3,823,770, less changes in working capital of $493,445. The cash outflow from changes in working capital mainly resulted from an increase in accounts receivable of $126,720, payments of lease liabilities of $525,979, a change in inventory of $192,791, unearned revenue of $9,444 and taxes payable of $187,009, which was partly offset by cash inflows from accrued liabilities and other payables of $232,910, other receivable and prepaid expense of $100,801, accounts payable of $201,749, and advances to suppliers of $13,038.

For the nine months ended September 30, 2021, net cash provided by operating activities was $546,069. This was primarily due to our net income of $322,283, increased by non-cash related expenses including depreciation of $21,910, provision for bad debt of $17,883, operating lease expense of $217,642 and stock-based compensation of $278,655, less changes in working capital of $312,304. The cash outflow from changes in working capital mainly resulted from inventory purchases of $18,728, advances to suppliers of $116,795, and payments of accrued liabilities $41,986, and payments of lease liabilities of $217,642, partly offset by cash inflows from other receivables and prepaid expenses of $22,975, unearned revenue of $13,136 and an increase in taxes payable outstanding of $46,672.

Net cash provided by (used in) investing activities

For the nine months ended September 30, 2022, net cash provided by investing activities was $393,896, mainly as a result of cash acquired in connection with the acquisition of subsidiaries of $446,381, partly offset by purchases of property and equipment of $52,485.

For the nine months ended September 30, 2021, net cash used in investing activities was $4,410,524, mainly for the acquisition of a hotel and pharmacies from our major shareholder.

Net cash provided by (used in) financing activities

For the nine months ended September 30, 2022, net cash used in by financing activities was $1,525,860 as a result of payments made against advances from related parties of $1,525,860.

For the nine months ended September 30, 2021, net cash used in financing activities was $592,814 as a result of payments made against advances from related parties.

Of the $5,298,503 in cash and cash equivalents on hand as of September 30, 2022, we anticipate using approximately $4.3 million to complete the acquisition of Runcangsheng. Should we continue to incur operating losses and incur negative cash flow after completing such acquisition, we may have to seek to raise capital. We may also have to raise additional financing as our working capital requirements are expected to increase in line with the growth of our business as a result of our acquisition of Runcangsheng. In the past we have funded our operations through the proceeds from private placements of equity and advances from our principal shareholder. Should we require capital to fund our business, we intend to finance our business by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders and could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Contractual Obligations

We have no long-term fixed contractual obligations or commitments other than our agreement to acquire Runcangsheng.

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

Accounts Receivable

We maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2022 and December 31, 2021, the bad debt allowance was $484,346 and $213,787, respectively.

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

Most of the advertisement contracts designated that we perform advertising services for the client through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, we determined that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly. Such advertising revenue amounted to $0 and $445,215 for the three months ended September 30, 2022 and 2021, respectively. Such advertising revenue amounted to $0 and $1,742,896 for the nine months ended September30, 2022 and 2021, respectively.

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

Manufacture and Sale

The Company’s new subsidiary Runcangsheng recognizes revenue at the time products are shipped as this satisfies its performance obligations. The Company records a receivable for the sales when it has an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 13% unless it is a qualified small subject to exemption.

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

We use FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the three and nine months ended September 30, 2022 and 2021 consisted of net loss and foreign currency translation adjustments.

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

At September 30, 2022, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at June 30, 2022, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

3.4	Articles of Amendment to Articles of Incorporation (incorporated by reference to Appendix A to the 14C Information Schedule filed with the SEC on August 24, 2020).

3.5	Bylaws of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

10.1	Equity Transfer Agreement among the Company, Chen Yun and Yunnan Sheng Shengyuan Technology Co., Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 26,2022)

10.2	English Translation of Supplementary Agreement to Equity Transfer Agreement among the Company, Yunnan Sheng Shengyan Technology Co., Ltd. And Chen Yun. (Incorporated by reference to Report on Form 8-K/A filed October 10, 2022).

10.3	English Translation of Supplementary 2 Agreement to Equity Transfer Agreement among the Company, Yunnan Sheng Shengyan Technology Co., Ltd. And Chen Yun. (Incorporated by reference to Report on Form 8-K/A filed October 27, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIXIN LIFE INTERNATIONAL, INC.

Dated: November 14, 2022	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

