Form 10-K
period 2022-12-31
AiXin Life International, Inc.
filed 2023-05-01
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

86-313-6732526

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of The Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on Which Registered
Common Stock, $0.00001 Par Value	AIXN	OTCQX

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

As of June 30, 2022, the aggregate market value of our common stock held by non-affiliates was $104,887,460 based on 26,221,865 shares of outstanding common stock held by non-affiliates, and a price of $4.00 per share, which was the last reported sale price of our common stock on OTC Market on that date.

As of April 24, 2023, we had outstanding 24,999,945 shares of common stock.

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

REVERSE STOCK SPLITS

We effected a 1 for 4 reverse split of our common stock October 27, 2020. As a result of the reverse split and the elimination of fractional shares, the number of shares of our common stock outstanding was reduced from 200,000,000 to 49,999891. On February 17, 2023, we effected a 1-for-2 reverse split of our shares of common stock reducing the number of shares of our outstanding common stock to 29,999,945. Except as otherwise indicated, all share and per share numbers contained herein including those set forth in the financial statements beginning on page F-1, have been adjusted to give effect to the 1for 4 and 1-for-2 reverse stock splits.

PART I

Item	1 Business.

Overview

We are a Colorado holding company and conduct substantially all of our operations through our operating companies established in the PRC. Our focus is on providing health and wellness products to the growing middle class in China. We currently develop, manufacture, market and sell premium-quality healthcare, nutritional products and wellness supplements, including herbs and greens, traditional Chinese remedies, functional products, such as weight management products, probiotics, foods and drinks. We also provide advertising and marketing services to clients which engage us to market and distribute their products. We offer our products and those of clients for which we provide marketing services, through a diversified, omni-channel business model which generates revenues through retail and wholesale product sales, through company-owned pharmacies, direct marketing and e-commerce.

Through our subsidiary, AixinZhonghong, we offer nutritional products through a direct marketing team, at large scale entertainment style events which we organizes for the benefit of our clients and more recently, through e-commerce. AixinZhonghong also provides marketing and distribution services to other manufacturers and suppliers of healthcare products. We have a proactive approach to marketing, reaching out to customers to provide information as to how to live a healthy lifestyle. We believe this approach is ideally suited to marketing health and wellness products as sales of these products are strengthened by ongoing personal contact and support, coaching and education of clients, as to the benefits of a healthy and active lifestyle.

In June 2021, we acquired nine retail pharmacies in Chengdu. We utilize these pharmacies to distribute our health and wellness products and serve as learning centers for our clients along with their traditional business. W have recently added four additional pharmacies and now operate thirteen pharmacies. We intend to seek to continue to expand our chain of pharmacies and to use these outlets as part of our overall marketing strategy. As part of our marketing efforts, we will educate the employees at our pharmacies as to the benefits of our health and wellness products so they can closely work with our clients.

In September 2022, we acquired Yunnan Runcangsheng which engages in the research, development, manufacture and wholesale distribution of health and wellness products. Yunnan Runcangsheng operates a 13,000 square meter production facility, including, R&D centers, extraction facilities, preparation workshops and a warehouse. Yunnan Runcangsheng has more than 30 brand names under which it distributes products and maintains and operates planting facilities where it grows some of the key ingredients used in its products. Many of the products it has developed are specifically targeted to alleviate ailments associated with the increasingly competitive and pressured lifestyle of Chinese people, such as hypertension and obesity, which result from a more pressured yet sedentary lifestyle, symptoms associated with changing eating habits and the presence of environmental toxins that are becoming more widespread through the use of western style pesticides and fertilizers. When we entered into the agreement to acquire Yunnan Runcangsheng we began to distribute its products through our distribution channels and continue to do so.

In addition to our acquisitions in the health and nutritional sector, we operate the Shangyan Hotel located in the Jinniu District, Chengdu City. While we will continue the hotel’s principal business, we intend to use the hotel to host events at which we educate our team members and customers as to the benefits of a healthy lifestyle, introduce new products and offer our complete product line for sale.

We intend to look for additional opportunities to profit from the growing healthcare market in China. Though currently we are not party to any agreements, we will explore, among other opportunities, expanding our product line through internal research and acquiring complementary products from third parties, acquiring additional pharmacies and other retail outlets and operating nursing homes and possibly clinics which provide medical care to clients.

Business Objectives

Key elements of our strategy are detailed below:

Leading brand of nutritional supplements. Our primary goal is to develop recognized brand names with a reputation as a provider of quality health and wellness products which deliver demonstrable benefits to our customers. Our objective is to provide members of the growing Chinese middle class with the information necessary to maintain a healthy lifestyle and to offer them a broad and deep mix of products whether the customer is looking to treat a specific health-related issue, maintain their overall wellness or improve their performance. Our premium, value-added offerings will include both proprietary branded products and other branded products provided by third parties to meet needs not met by our in-house products.

Product development and innovation. With the acquisition of Yunnan Runcangsheng we now have the facilities and, more importantly, knowledgeable, experienced personnel, to develop high-quality, innovative health foods and nutritional supplements hat will be offered by our direct marketing team and available through our company-owned pharmacies, our website and, as demand grows other, select marketplaces and wholesale partners. To the extent desirable we will grow some of the key ingredients in our products. When we choose to use ingredients of third parties, they will be rigorously tested before they are added to our products, undergoing multiple quality checks to ensure that they meet our high standards for purity, composition and absence of contaminants.

We believe our capability to innovate and respond to customer needs by designing new products gives us a significant competitive advantage. At Yunnan Runcangsheng we directly employ scientists, nutritionists, formulators, and quality control experts who work at our research and manufacturing facilities.

A differentiated customer experience. One of the key differentiators to our marketing strategy is the continued development of well-trained team members that work closely with customers. We will provide our team members with training and education focused on the benefits of a healthy lifestyle, the advantages of our products and solution-based selling. We will also maintain and make available to our team members data bases of our customers purchasing patterns. With their knowledge of the available products our team members can engage customers in conversation, access the customer’s purchasing history through our data base, share product information and testimonials and recommend solutions and help customers add complimentary products and build wellness regimens. We operate in a highly personalized, aspirational sector and believe that health food and nutritional supplement consumer often desires and seeks out product expertise and knowledgeable customer service.

We have developed loyalty programs to reward customers and incentivize them to introduce our products to their friends. A number of our customers in fact act as independent marketers, buying products from us and distributing them to others at a profit. We intend to continue to use loyalty programs to develop and maintain a large and loyal customer base, provide targeted offers and information, and connect with our customers on a regular basis. We will harness data generated by these programs to better understand customers’ buying behaviors and needs, so we can deliver a more rewarding experience, encourage our customers to introduce our products to their friends and make well-informed decisions about the direction of our business.

As we grow and develop our customer base, we can use our hotel as a site for educational seminars, conferences and marketing events featuring well known experts in the wellness sector. These events can be used to increase customer loyalty and to educate our team members as to the benefits of a healthy life style and our products so they can better serve our customers by guiding them to products that meet their needs.

Omni-channel development. We believe our diversified, omni-channel model, which includes company-owned offices open to clients, pharmacies, direct marketing by our team members, individually and at large scale company sponsored marketing events, wholesale locations and e-commerce channels, can differentiate us from many of our competitors, particularly those that rely exclusively on online marketing efforts. Our strategy is to give consumers a seamless, integrated experience across digital, mobile and in-store channels and in every interaction with us and our products.

Through our website and in conversations with our well-trained team members, customers can research our products and purchase them online or at one of our local pharmacies or sales offices. We believe our physical store base provides a competitive advantage, allowing customers to experience our products and get expert advice from our team members.

Our omni-channel model can enhance the customer experience and increase the value of a customer to us and we will implement strategies to blend our digital, online and in-store platforms, always stressing the availability and benefits of a conversation with one of our team members. These initiatives will include increased cross-channel marketing, online and in-store subscription services, giving customers the option of picking up online purchases at our stores, delivering products purchased via e-commerce directly from stores, and providing educational content, information and advice online, at our pharmacies or through a personal visit by one of our team members.

Vertical Integration. We believe that our multi-channel distribution model, combined with our research, development and manufacturing capabilities offers us a unique advantage over our competitors. The daily feedback received from interactions between our team members and customers will be monitored to recognize what our customers want and rapidly develop products to meet their desires. Instead of simply responding to trends in the market, we will seek to bring new topical products to the market before they are generally available.

Products

Our pharmacies offer a wide variety of personal healthcare products and traditional Chinese remedies in addition to our health and wellness products. They began to carry the products developed by Yunnan Runcanscheng prior to completion of that acquisition.

Marketing

Our target customer is the growing population of middle- and upper-class Chinese who are willing to devote increasing amounts to healthcare products as their incomes grow. We believe that as this group grows, becomes more affluent and adopts a more western sedentary life-style and diet, it will experience obesity, hypertension, heart disease, back pain and some of the negative symptoms common in developed countries. Our marketing efforts include proactively approaching these customers through person-to-person marketing and by hosting educational and informative events, which we believe is ideally suited to marketing our products and those of our clients for which we perform advertising services because sales of health and wellness products and supplements are strengthened by ongoing personal contact and support, coaching and education towards how to achieve a healthy and active lifestyle.

We currently market our products through our pharmacies, at large scale marketing events which feature popular local entertainers, at our offices which customers are encouraged to use for social gatherings, at wholesale and online. Key to our marketing efforts are the members of our marketing team who make themselves available to individual customers and work with such customers to develop a healthy well balanced dietary regimen. As part of our educational efforts, we distribute informational videos to our clients on-line and make multiple posts on social media daily. Off-line, in addition to distributing products through our pharmacies, we utilize person-to-person marketing to promote and sell products. These personal marketing efforts include hosting educational events and allowing customers to utilize our facilities for social gatherings.

In addition to our marketing efforts, through our loyalty program we encourage our customers to distribute our products to others. Our program for increasing the number of clients interested in reselling the products we offer and for developing new clients who demonstrate the ability to sell our products to others, is to provide them with compensation, in the form of quantity purchase discounts and other incentives, such as free meals, travel or vacations.

We offer our clients a customer satisfaction guarantee. Our sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As an alternative to returning a product, customers can exchange a product for another of the same value.

Manufacturing

As a result of the acquisition of Yunnan Runcangsheng, we now have a 13,000 sq. meter manufacturing center inclusive of office space, R&D centers, extraction workshops, preparation workshops, traditional Chinese medicine decoction pieces workshops and storage areas. The activities include research and development, extraction and intensive processing of traditional Chinese medicines and processing to incorporate active ingredients into tablets, capsules, granules and pills according to market demand and product attributes. The facility was designed and constructed and is operated in compliance with applicable national health food and pharmaceutical standards (GMP), and has achieved ISO quality system certification and HACCP food safety system certification.

Raw Materials

The raw materials used in products we manufacture are generally readily available, subject to fluctuations in price due to supply and demand issues. We do not look to enter into long term contracts with any of our suppliers as the materials we need shifts as demand for our products changes.

Intellectual Property

We believe that we need to develop well recognized brand names and, when possible, obtain patents covering products we develop, their formulae or the processes by which they are manufactured. Runcangsheng has received patents on certain manufacturing processes and has used multiple brand names for its products. Given the early stage of Runcangsheng’s development and our limited historical operations, our products and brand names have yet to achieve the widespread recognition we envision. See, “Risk Factors – Risks Associated with Our Company -, Our ability to adequately protect our trade names, trademarks and patents could have an impact on our brand images and ability to penetrate new markets.”

Competition

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

Employees

As of April 1, 2023, we had approximately 163 employees and there was no labor union established by our employees. The following table sets out a breakdown of the number of employees by function as of April 1, 2023:

Function	Number of employees
Administration	26
Finance	15
Manufacturing	43
Marketing (sales)	72
R&D	4
Procurement	3

We believe that we maintain a good working relationship with our employees, and to date we have not experienced any significant labor disputes.

Government Regulations

We are subject to numerous regulations applicable to businesses generally, including regulations relating to working conditions, employee compensation and the maintenance of welfare plans, environmental regulation and truth in advertising. In addition, the manufacture and distribution of nutritional products is subject to many laws, governmental regulations, administrative determinations and guidance. Such laws, regulations and other constraints exist at the national, provincial and local levels, including regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of products; (2) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by manufacturers and distributors of the products we offer, for which we may be held responsible; and (3) taxes. As a distributor, we are subject to only a portion of these laws and regulations. We believe that we are fully compliant with those applicable to our activities.

Prior to commencing manufacture or distribution of a product, the manufacturer or distributor may be required to obtain an approval, license or certification from the national, provincial or local government in China. Although we attempt to determine whether all regulatory requirements have been met, we cannot monitor the manufacture of products we acquire for distribution from third parties and cannot be certain that all applicable regulations are satisfied. Moreover, even if we were to determine that a manufacturer or distributor had the requisite license or certification at the beginning of a relationship, we might not become aware if it were to forfeit any regulatory approvals or fail to adhere to applicable requirements.

Dietary supplements are subject to regulation by the China Food and Drug Administration. China has highly restrictive nutritional supplement product regulations. Products marketed as “health foods” are subject to extensive laboratory and clinical analysis by government authorities, and the product registration process in China generally takes one to two years but, may be substantially longer. We market both “health foods” and “general foods.” For products we distribute on behalf of or acquired from others, we are not in a position to obtain any required license, though we may be held liable if we were to distribute a product which had not been properly tested and registered with the authorities. There is some risk associated with the common practice in China of marketing a product as a “general food” while seeking “health food” classification. If government officials feel the categorization of a product distributed by us is inconsistent with product claims, ingredients or function, this could end or limit our ability to market such products.

As the middle class has grown, the number of manufacturers and distributors of nutritional supplements in China has dramatically increased. Many of these have often ignored applicable laws and distributed adulterated or inferior products. We believe this has created a marketing opportunity which we have tried to exploit as a trusted source of products on which our clients can rely. To the extent our reputation results from reviewing and testing products prior to distributing them, and then distributing only products determined to be safe, it is incumbent upon us to ensure that the manufacturers and distributors upon which we rely are trustworthy. A failure by any of these third parties could cause substantial damage to our reputation, business and financial results.

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

Under PRC regulations, “direct selling” refers to a type of business mode in which a company recruits door-to-door salesmen to sell products directly to ultimate consumers outside the companies’ fixed places of business. Businesses engaged in “direct selling” are required to obtain a license from the PRC government. “Multi-level marketing” refers to marketing, promotional and sales activities whereby organizers or operators take in new members and compensate each member based upon the number of new members introduced by such member, directly or indirectly, or based upon the level of sales generated by the members introduced by such member. The regulations also prohibit an organizer from requiring new members to deposit a sum of money as a condition to membership or requiring that members recruit additional members to establish a multi-level relationship. PRC regulations distinguish direct selling from multi-level marketing in that all direct sellers are normally trained by the direct selling company and any direct seller is not allowed to develop new followers or form multiple levels.

We do not engage in direct selling or multi-level marketing since (i) we do not pay salaries or commissions to our member distributors, who decide as a matter of personal preference whether to introduce our products to relatives or friends based on their own personal experience of usage and/or trust of our company’s products; (ii) we do not require individuals to deposit a sum of money to become a member; and (iii) we do not pay members to recruit individuals to join in or to form a multi-level relationship.

Properties

We currently operate 13 retail pharmacies in Chengdu. The pharmacies are operated subject to short term leases at market rate rents. In addition to the pharmacies, we maintain our administrative offices in Chengdu.

Yunnan Runcangsheng operates a 13,000 square meter production facility, including, R&D centers, extraction facilities, preparation workshops and a warehouse. Yunnan Runcangsheng has more than 30 brand names under which it distributes products and maintains and operates planting facilities where it grows some of the key ingredients used in its products. Runcangsheng acquired the right to use the production facility pursuant to a Development Agreement with the People’s Government of Luquan Li and Miao Autonomous County. The Development Agreement grants Ruuncangsheng the rights to use the facility for a period of five years ending November 25, 2025, provided Runcangsheng invests certain amounts in the development of the property and its business, including the construction of office space, manufacturing facilities and workshops. The governmental authorities appear to be satisfied with the progress Runcangsheng has made in the development of the property to date and have not expressed any intent to terminate the Agreement.

The Shangyan Hotel covers more than 8,000 square meters and has a large restaurant that can accommodate 600 people, 6 luxury dining rooms, a 200 square meter music tea house, 13 private tea rooms, 108 guest rooms and other supporting facilities. The hotel is conveniently located, connected to the express ring line of Chengdu and the Chengdu bus system, within a 30-minute drive to Shuangliu International Airport. The hotel is equipped with all modern facilities, including central air conditioning and each guest room features luxury bedding, high-speed internet, a safe for valuables and minibar. To accommodate businesses, the banquet hall is equipped with advanced audio-visual equipment and dedicated high-speed wireless Internet to facilitate large group presentations. The staff includes a professional banquet team to ensure the success of any private function or business gathering. A full range of catering services, including Chinese-style boutique Sichuan cuisine are provided in a stylish environment. The hotel is leased pursuant to an agreement which expires at the end of 2023 at an annual rent of approximately RMB4,600,000 (USD $650,000).

Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

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

Risks Associated with Our Company

We operate in a highly competitive industry and our failure to compete effectively could adversely affect our market share, revenues and growth prospects.

The market for health and wellness products is large, highly fragmented and intensely competitive. Current and prospective participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, online merchants, mail-order companies and a variety of other smaller participants. The market is also highly sensitive to the introduction of new products, which may rapidly gain consumer acceptance. We compete for sales with heavily advertised brands manufactured by large pharmaceutical and food companies, as well as other brands, some of which have greater market presence, name recognition and financial, marketing and other resources, including some competitors that may spend more aggressively on advertising and promotional activities than we do. Further, the ability of consumers to compare prices on a real-time basis through the use of smartphones and digital technology puts additional pressure on us to maintain competitive pricing. Many factors affect the extent to which competition could affect our results, including as it relates to pricing, quality, assortment, marketing, promotions and advertising, service, locations, capital expenditures, category share and reputation, any of which could have a material effect on our results of operations.

We have a limited operating history on which to judge our performance and assess our prospects for future success.

We first entered the health and wellness business in December 2017. Consequently, we have a limited operating history on which to evaluate our prospects in the health and wellness industry.

Our recently completed acquisition is subject to uncertainties and risks.

We recently completed a significant acquisition. There is no assurance that we will realize the benefits anticipated from our acquisition of Yunnan Runcangsheng. The process of combining the operations of Yunnan Runcangsheng with our existing operations could have a material adverse effect on us and our financial condition.

Our future expansion plans are subject to uncertainties and risks.

We intend to seek to expand our operations through internal growth and acquisitions. The implementation of such plan requires us to integrate any newly acquired business and its management teams. If we fail to effectively and efficiently implement our plan for acquisitions, we may not be successful in achieving profitable results. Even if we effectively and efficiently implement our future plans, there may be other unexpected events or factors that prevent us from achieving success. Our management has limited experience in effecting a rapid expansion and in managing larger operations. Our business, financial condition, results of operations and growth prospects may be materially and adversely affected if our future expansion plans fail to achieve positive results.

Failure to effectively anticipate consumer preferences could negatively impact the demand for our products and our ability to generate revenues and the market price of our common stock.

Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demand, consumer preferences, and shopping patterns regarding health and wellness products. Consumer preferences cannot be predicted with certainty and are subject to continual change and evolution. Additionally, our customers may have expectations about how they shop in stores or through e-Commerce or more generally engage with businesses across different channels or media (through online and other digital or mobile channels or particular forms of social media), which may change over time which may make it more difficult for us to adapt to rapid changes in consumer preferences.

Resources devoted to product innovation may not yield new products that achieve commercial success.

Our ability to develop new and innovative products or identify and acquire new and innovative products from third-party vendors, depends on, among other factors, our ability to understand evolving market trends and translate our insights into identifying, and then designing and manufacturing or otherwise obtaining, commercially successful new products. The health and wellness industry is characterized by rapid and frequent changes in demand for products. The development of new and innovative products requires significant investment. The process entails considerable uncertainty. Products may appear promising in development but may fail to achieve commercial success. There is no guarantee that our development teams will be able to successfully respond to competitive products that could render some of our offerings obsolete.

If we do not successfully develop and maintain a robust omni-channel experience for our customers, our business and results of operations could be materially and adversely affected.

Omni-channel retailing where customers are accessed through various coordinated channels, is rapidly evolving, and we must keep pace with changing customer expectations and new developments. The growing middle class in China is increasingly seeking relevant information regarding healthy lifestyles and products that promote a healthy life. In addition, customers are increasingly shopping for products online instead of in traditional brick-and-mortar shopping centers and retail locations. We anticipate the need to continue making investments in technology and to provide ready means for our customers to access the information and products they want in a comfortable environment. If we are unable to make, improve, or develop relevant channels to interact with customers in a timely manner, our ability to compete and our business and results of operations could be materially and adversely affected. In addition, if our e-commerce businesses or our other customer-facing technology systems do not function as designed or we are unable to effectively blend our digital, online and in-store platforms, we may experience a loss of customer confidence, lost sales, or data security breaches, any of which could materially and adversely affect our business and results of operations.

We may incur material product liability claims, or experience product recalls, which could increase our costs and adversely affect our sales and margin, reputation, revenues and operating income.

As a retailer, distributor and manufacturer of products for human consumption, we are subject to product liability claims if the use of our products is alleged to result in injury. The products that we sell could contain contaminated substances, and some of the products we sell contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

Third-party manufacturers produce many of the products we sell. We rely on these manufacturers to ensure the integrity of their ingredients and formulations. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. We may be unable to adequately protect ourselves against claims with respect to products manufactured by a third-party.

Our ability to adequately protect our trade names, trademarks and patents could have an impact on our brand images and ability to penetrate new markets.

We believe that our trade names and trademarks and patents are important assets and an essential element of our strategy. The laws of the PRC may not protect proprietary rights to the same extent as the laws of the U.S. Claims that others are infringing our intellectual property would be costly and would divert the attention of management and key personnel. Our failure to successfully protect our trademarks could diminish the value and effectiveness of our past and future marketing efforts and could cause customer confusion. This could in turn adversely affect our revenues, profitability and the market price of our common stock.

Unfavorable publicity about us or consumer perception of our products, the ingredients they contain and any similar products distributed by other companies could have a material adverse effect on our reputation, the demand for our products and our ability to generate revenues and the market price of our common stock.

We are highly dependent upon consumer perception of the safety and quality of our products and the ingredients they contain. Consumer perception of products and their ingredients can be significantly influenced by scientific research, national media attention and other publicity, including social media. Adverse publicity, whether or not accurate, that associates consumption of our products or the ingredients they contain or similar products distributed by other companies with illness or other adverse effects, that questions the benefits of our or similar products, or that claims that such products are ineffective could have a material adverse effect on our reputation, the demand for our products, our ability to generate revenues and the market price of our common stock.

We depend on the services of key executives and other skilled professionals and our ability to attract, train and retain highly qualified associates. Any failure to attract or retain such individuals could affect our business strategy and adversely impact our performance and results of operations.

Our senior executives are instrumental in setting our strategic direction, operating our business, identifying, recruiting and training personnel, identifying opportunities, designing new products and arranging necessary financing. In addition, other key employees below the executive level, with deep knowledge of our business, are critical to the execution and success of our strategy. We must attract, train and retain a growing number of qualified individuals.

Losing the services of any of these groups of individuals could adversely affect our business and we may be unable to identify candidates of sufficient experience and capabilities in a timely fashion or at all, which could negatively impact our business and operations. Further, our ability to control labor and benefit costs is subject to numerous external factors, including regulatory changes, prevailing wage rates, and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these store and field associates and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain qualified store and field associates in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Compliance with new and existing laws and governmental regulations could increase our costs significantly and adversely affect our results of operations.

The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products are subject to numerous Chinese laws and regulations as well as laws and regulations imposed by provincial and local governments and agencies. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. Governing agencies may take enforcement action against any adulterated or misbranded health and wellness product or dietary supplement on the market. If we violate applicable regulatory requirements, we may be subject to enforcement actions against us, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. The government may not accept the evidence of safety for any new product or ingredient we may wish to market, may determine that a particular product or ingredient presents an unacceptable health risk and may determine that a particular claim or statement of efficacy or nutritional value that we use to support the marketing of a product is not substantiated, or is an unauthorized version of a “health claim.” Any of these actions could prevent us from marketing particular products or making certain claims or statements with respect to those products. Any product recalls or removals could also lead to an increased risk of litigation and liability, substantial costs, and reduced growth prospects.

A significant disruption to our timely receipt of raw materials and inventory could adversely impact sales and operations or increase our transportation costs, which would decrease our profits.

Unexpected delays in the deliveries of raw materials from our vendors or increases in transportation costs could significantly decrease our ability to make sales and earn profits. We must maintain sufficient levels of raw materials and inventories to operate our business successfully. However, we also must guard against accumulating excess inventory. If we fail to anticipate accurately either the market for the merchandise we offer or our customers’ purchasing habits, we may be forced to rely on markdowns or promotional sales to dispose of excess or slow moving inventory, which could have a material adverse effect on our business, financial condition, and results of operations.

Natural disasters (whether or not caused by climate change), unusually adverse weather conditions, pandemic outbreaks and terrorist acts in China and the response of the Chinese governments to such occurrences, could impair our ability to purchase, receive or replenish inventory or raw materials or cause customer traffic to decline, all of which could result in lost sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods and earthquakes (whether or not caused by climate change), unusually adverse weather conditions, pandemic outbreaks (including the recent outbreak of the coronavirus, or COVID-19) or terrorist acts in China and the response of the Chinese government to such occurrences, could adversely affect our operations and financial performance. To the extent these events result in the closure of one or more of our pharmacies, manufacturing facility or our corporate headquarters, or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through lost sales. Such events could also cause a disruption in travel making it difficult for consumers to order our products, such as has happened as a result of recent lock-downs in Chengdu. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some suppliers, the temporary disruption in the transport of goods, the temporary reduction in the availability of products in our stores, expiration of inventory and disruption to our information systems.

Our insurance may not be sufficient.

We carry insurance that we consider adequate in regard to the nature of the covered risks and the costs of coverage. We are not fully insured against all possible risks, nor are all such risks insurable.

Our business depends on the continued contributions made by Mr. Quanzhong Lin, our key executive officer. The loss of his services may result in a severe impediment to our business.

Our success is dependent upon the continued contributions made by our CEO and President, Mr. Quanzhong Lin. The Company has no “Key Man” insurance to cover the resulting losses in the event that any of our officer or directors should die or resign.

If Mr. Lin cannot serve the Company or is no longer willing to do so, the Company may not be able to find alternatives in a timely manner or at all. This would likely result in a severe damage to our business operations and would have an adverse material impact on our financial position and operational results. To continue as a viable operation, the Company may have to recruit and train replacement personnel at a higher cost.

Our key executive does not devote his full business time to our operations.

Our President and Chief Executive Officer, Mr. Quanzhong Lin, is involved in a number of businesses and does not devote all of his working time to our business. Our positive reputation in Chengdu is derived from the standing of Mr. Lin in the Chengdu business community. If Mr. Lin does not devote sufficient time to our business, our operations could suffer which would have an adverse material impact on our financial position and operational results.

Some of the other businesses engaged in by Mr. Lin could be deemed competitive with aspects of our business. Should such other businesses prove more successful than ours, Mr. Lin could choose to focus his attention on such businesses which could cause him to fail to devote sufficient attention to our business and our operations could suffer and our financial conditions and results of operations may be materially and adversely affected

Our principal shareholder is not familiar with American business practices.

Mr. Quanzhong Lin, our principal shareholder, is a citizen of the PRC and an active entrepreneur in Chengdu. Mr. Lin is not familiar with American business practices and is heavily influenced by the business culture in the PRC. There is a certain level of respect and prestige associated with being the Chinese principal of a company which is publicly traded in the U.S. Mr. Lin’s motivation for causing the business of AiXinZhongdong to become a part of a U.S. publicly-traded company may differ from those of American entrepreneurs and his values may cause him to operate the business differently than would an American entrepreneur which could have a material adverse effect on our results of operations, financial condition and cash flows

Failure to make adequate contributions to various employee benefits plans as required by PRC regulations may subject us to penalties.

Companies operating in China are required to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentage of salaries, including bonuses and allowances, of employees up to a maximum amount specified by the local government from time to time at locations where they operate their businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. Employers that fail to make adequate social insurance and housing provident fund contributions may be subject to late payment fees, fines and sanctions. If the relevant PRC authorities determine that we need to make supplemental contributions or that we are subject to late payment fees, fines or other legal sanctions, such as order of timely rectification, in relation to our failure to make social insurance and housing fund contributions in full for our employees, our business and financial condition may be adversely affected.

Our common stock may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors. The delisting of our common stock or the threat of their being delisted, may materially and adversely affect the value of your investment.

The HFCAA was enacted on December 18, 2020. The HFCAA, as amended, states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for two consecutive years beginning in 2021, the SEC shall prohibit the securities of such company from being traded on a national securities exchange or in the over the counter trading market in the U.S.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong. On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol, or the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the Protocol, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. Notwithstanding the foregoing, if the PCAOB is not able to inspect and investigate completely our auditor’s work papers in China, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA and the Nasdaq may determine to delist our securities if the PCAOB determines that it cannot inspect or investigate completely our auditor under the HFCAA.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection

Further, new laws and regulations or changes in laws and regulations in both the United States and China could affect our ability to list our common stock on Nasdaq, which could materially impair the market for and market price of our common stock.

We are exposed to liabilities relating to environmental protection and safety laws and regulations.

Our operations are subject to comprehensive and frequently changing laws and regulations relating to environmental protection and health and safety. The discharge of waste and pollutants from our manufacturing operations into the environment may give rise to liabilities that may require us to incur costs to remedy such discharge. If we violate such laws or regulations, we may be required to implement corrective actions and could be subject to civil or criminal fines or penalties or other sanctions.

However, we cannot assure you that any environmental laws adopted in the future will not materially increase our operating costs and other expenses. We cannot assure you that we will not have to make significant capital or operating expenditures in the future in order to comply with existing or new laws and regulations or that we will comply with applicable environmental laws at all times. Such violations or liability could have a material adverse effect on our business, financial condition and results of operations.

We may require additional financing and our operations could be curtailed if we are unable to obtain required additional financing when needed.

We may need to obtain additional debt or equity financing to fund the immediate development of Yunnan Runcangsheng and future capital expenditures. The issuance of additional equity may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

●	limit our ability to pay dividends or require us to seek consent for the payment of dividends;

●	increase our vulnerability to general adverse economic and industry conditions;

●	require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

●	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

General Risks Associated with Business Operations in China

The PRC government has significant oversight and discretion over the conduct of a PRC company’s business operations and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of our securities to significantly decline or become worthless, as the government deems appropriate to further regulatory, political and societal goals.

The PRC government may intervene or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock. We cannot rule out the possibility that the PRC government will release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company. Furthermore, the PRC government has also recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies. Any such action, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or in extreme cases, become worthless.

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity (“VIE”) structures, adopting new measures to extend the scope of cybersecurity reviews, adopting new measures regarding the release of sensitive information overseas, and expanding anti-monopoly enforcement efforts. These statements and regulatory actions have yet to have an impact on our daily business operations, the ability to accept foreign investments or list our securities on a U.S. or other foreign exchange. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC.

On December 28, 2019, the newly amended Securities Law of the PRC (the “PRC Securities Law”) was promulgated, which became effective on March 1, 2020. According to Article 177 of the PRC Securities Law (“Article 177”), the securities regulatory authority of the State Council may establish a regulatory cooperation mechanism with securities regulatory authorities of another country or region for the implementation of cross-border supervision and administration. Article 177 further provides that overseas securities regulatory authorities shall not engage in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and that no Chinese entities or individuals shall provide documents and information in connection with securities business activities to any organizations and/or persons aboard without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this prospectus, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

Article 177 is only applicable where the activities of overseas authorities constitute a direct investigation or evidence collection by such authorities within the territory of the PRC. In the event that the U.S. securities regulatory agencies carry out an investigation on us such as an enforcement action by the Department of Justice, the SEC or other authorities, such agencies’ activities will constitute conducting an investigation or collecting evidence directly within the territory of the PRC and accordingly fall within the scope of Article 177. In that case, the U.S. securities regulatory agencies may have to consider establishing cross-border cooperation with the securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or establishing a regulatory cooperation mechanism with the securities regulatory authority of the PRC. However, there is no assurance that the U.S. securities regulatory agencies will succeed in establishing such cross-border cooperation in this particular case and/or establish such cooperation in a timely manner.

Furthermore, as the date of this prospectus, there have not been implementing rules or regulations regarding the application of Article 177, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from Nasdaq or other applicable trading market within the US.

The CSRC has released the Trial Measures requiring Chinese domestic companies to complete filings with the CSRC if they complete an overseas offering and listing of their securities.

On February 17, 2023, the CSRC released the Trial Measures, regulations for the filing-based administration of direct and indirect overseas securities offerings and listings by companies incorporated in Mainland China. The regulations are effective March 31, 2023. We anticipate that as a domestic Chinese operating company with securities listed in the U. S., we will be required to make filings pursuant to the Trial Measures. Any filings we make in accordance with the Trial Measures will provide the Chinese Government with information regarding our operations. Reviewing information we provide may cause the PRC government to exert oversight and control over our operations, securities offerings and other capital markets activities. Any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or in extreme cases, become worthless.

The CSRC has released Provisions on Strengthening the Confidentiality and Archives Administration Related to the Overseas Securities Offering and Listing by Domestic Enterprises which may limit the activities of or disclosures made by companies in the PRC which, directly or indirectly, list their securities overseas.

On February 24, 2023, the CSRC, together with other PRC government authorities, released the Confidentiality and Archives Provisions, which went into effect March 31, 2023. The Confidentiality and Archives Provisions require, among other items, that PRC domestic enterprises seeking to offer and list securities in overseas markets, establish an archival system which will maintain the confidentiality of information in accordance with applicable laws and regulations. Further, if a PRC domestic enterprise plans, directly or indirectly, to release documents or provide material that contain state secrets or government work secrets, or that will jeopardize national security or the public interest, it must strictly comply with all relevant governmental procedures and obtain approval of the appropriate regulatory before doing so. Although we are subject to the Confidentiality and Archives Provisions, we believe that none of the documents or materials we intend to provide to parties outside of the PRC contains materials that would require us to make any filing or obtain any approval of a Chinese regulatory authority. Nevertheless, the determination of whether information contains state secrets, government work secrets or jeopardizes national security or the public interest is subjective and any failure or perceived failure by us or our subsidiaries to comply with the Confidentiality and Archives Provisions could cause us to be referred for criminal investigation and held liable for such violations by the authorities in China. Further, PRC regulatory authorities could use these regulations to limit our disclosures or interfere with our operations. Any determination that we have violated the Confidentiality and Archives Provisions or use of these provisions to limit our disclosures could cause the value of our common stock to significantly decline in value or become worthless.

You may have difficulty in effecting service of legal process or bringing actions in China against us or our management based on foreign laws.

We conduct our operations in China through wholly owned subsidiariesp and most of our assets are and will be located outside the United States. Almost all of our operations will be conducted in China. In addition, nearly all of our officers and directors are PRC nationals and residents of China and all of their assets are located outside the United States. As a result, it may be difficult for you to effect service of process upon us or our directors and officers inside China or to bring actions against us or our management in China.

Shareholder claims that are common in the United States, including securities law class actions and fraud claims, generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. According to Article 177 of the PRC Securities Law which became effective in March 2020, no overseas securities regulator is allowed to directly conduct an investigation or evidence collection activities within the territory of the PRC. Accordingly, without the consent of the competent PRC securities regulators and relevant authorities, no organization or individual may provide the documents and materials relating to securities business activities to overseas parties outside of the PRC.

You may have difficulty in enforcing foreign judgements in China against us or our management named in the prospectus.

China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions. Even judgements from countries that have an enforcement treaty with China are often not enforceable in China. Therefore, recognition and enforcement in China of judgments of a court in any non-PRC jurisdiction in relation to any matter not subject to a binding arbitration provision may be difficult or impossible. It may also be difficult for you to enforce U.S. courts judgments based on violations of the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, since most of them are residents of the PRC and those who are not residents of the PRC reside outside of the United States for all or a significant portion of time. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of U.S. courts.

Foreign exchange fluctuations may affect our business and our reported financial results.

The functional currency utilized by our PRC subsidiaries is the RMB and our financial results are reported in U.S. Dollars. Therefore, foreign exchange fluctuations may influence our business and our reported financial results in unpredictable ways. Therefore, foreign exchange fluctuations will impact the reporting of our financial results and significant fluctuations in the value of the RMB relative to the U.S. Dollar may materially and adversely affect our financial results as reported in our filings with the SEC.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. In fiscal year 2021 and 2022 the value of the Renminbi appreciated by approximately 7.4% and 3.2% against the U.S. dollar. It is difficult to predict how market forces or PRC or U.S. government policy, may impact the exchange rate between the Renminbi and the U.S. dollar in the future.

A substantial percentage of our revenues and costs are denominated in Renminbi, and a significant portion of our assets are also denominated in Renminbi. We rely on dividends, loans and other distributions on equity paid by our operating subsidiaries in China to pay any expenses incurred outside of China. Any significant fluctuations in the value of the Renminbi may materially and adversely affect our liquidity and cash flows. Appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount we would receive. Conversely, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive.

Inflation could pose a risk to our business.

A change in the rate of inflation could influence the profits that we generate from our business. When the rate of inflation rises, the operational costs of running our company would increase, such as labor costs, raw materials and public utilities, affecting our ability to provide our services at competitive prices. An increase in the rate of inflation would force our clients to search for other service providers, causing us to lose business and revenue.

Changes in the policies, regulations, rules and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the central government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. Changes in policies, regulations, rules and the enforcement of laws by the PRC government, which changes may be quick with little advance notice, could adversely affect our interests by. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social environment.

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

Most of our operations are conducted in the PRC and are governed by PRC laws, rules and regulations. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degree of interpretation by PRC regulatory agencies and courts. In particular, because many laws, rules and regulations are relatively new, and because of the limited number of published decisions and the non-precedential nature of these decisions, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. Therefore, it is possible that our operations may be found not to be in full compliance with relevant laws and regulations. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

Administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. It may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business, financial condition and results of operations.

PRC regulations regarding acquisitions impose significant regulatory approval and review requirements, which could make it more difficult for us to pursue growth through acquisitions.

Under the PRC Anti-Monopoly Law, companies undertaking acquisitions relating to businesses in China must notify the anti-monopoly enforcement agency in advance of any transaction where the parties’ revenues in the China market exceed certain thresholds and the buyer would obtain control of, or decisive influence over, the other party. In addition, on August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the State-Owned Assets Supervision and Administration Commission, the State Administration of Taxation, the SAIC, the China Securities Regulatory Commission, or the CSRC, and the State Administration of Foreign Exchange, or SAFE, jointly adopted Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which came into effect on September 8, 2006 and was amended on June 22, 2009. Under the M&A Rules, the approval of MOFCOM must be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire domestic companies affiliated with such PRC enterprises or residents. Applicable PRC laws, rules and regulations also require certain merger and acquisition transactions to be subject to security review.

Our business may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection.

Our business may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may adopt other rules and regulations in the future. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the Cyberspace Administration of China (“CAC”). Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear.

On December 28, 2021, twelve Chinese government agencies jointly promulgated the Measures for Cybersecurity Review, which became effective February 15, 2022, set forth the cybersecurity review mechanism for critical information infrastructure operators, and provided that critical information infrastructure operators who intend to purchase internet products and services that affect or may affect national security shall be subject to a cybersecurity review. On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Data Security Law, which took effect in September 2021. The Data Security Law provides for a security review procedure for data activities that may affect national security. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which requires operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the CAC. Furthermore, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which was available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision of overseas listings by China-based companies. As these laws, opinions and the draft measures were recently issued, official guidance and interpretation of these remain unclear in several respects at this time, and the PRC government authorities have wide discretion in the interpretation and enforcement of these laws, opinions and draft measures. Therefore, it is uncertain whether the future regulatory changes would impose additional restrictions on our business

The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data. The costs of compliance with, and other burdens imposed by, PRC Cybersecurity Law, Data Security Law and any other cybersecurity and related laws may limit the utility of our internet sales channel of distribution and could have an adverse impact on our business. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

We currently are not subject to the cybersecurity review by the CAC because: (i) we do not possess a large amount of personal information in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the Draft Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Draft Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to shut down our website, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

PRC regulations relating to investments in offshore companies by PRC residents may subject our PRC-resident beneficial owners or our PRC Subsidiaries to liability or penalties, limit our ability to inject capital into our PRC Subsidiaries or limit our PRC Subsidiaries’ ability to increase their registered capital or distribute profits.

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75.” SAFE Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as changes in capital contributed by PRC individuals, share transfers or exchanges, mergers, divisions or other material events. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC Subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC Subsidiaries. Moreover, failure to comply with the various SAFE registration requirements could result in liability under PRC law for evasion of foreign exchange controls.

As we have little control over the registration procedures, we cannot assure you of the outcome of such registration, and we cannot assure you that any of our shareholders who are PRC residents will submit the required registration or amend or update their registration as required under Circular 37 and the Notice of the State Administration of Foreign Exchange on Further Simplifying and Improving the Foreign Exchange Administration Policies for Direct Investment [Hui Fa (2015) No.13] issued by SAFE with effect from June 1, 2015, or SAFE Notice 13, in a timely manner or at all. In addition, we may not be aware of the identities of all of our beneficial owners who are PRC residents. We do not have control over our beneficial owners and cannot assure you that all of our PRC-resident beneficial owners will comply with SAFE Circular 37 and subsequent implementation rules. The failure of our current and future beneficial owners who are PRC residents to register or amend their SAFE registrations in a timely manner pursuant to SAFE Circular 37 and subsequent implementation rules, may subject the beneficial owners or our PRC Subsidiaries to fines and legal sanctions. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Pursuant to SAFE Notice 13, entities and individuals are required to apply for foreign exchange registration of foreign direct investment and overseas direct investment, including those required under the SAFE Circular 37, with designated domestic banks, instead of SAFE. The designated domestic banks will directly review the applications and conduct the registration.

Furthermore, since it is unclear how the new SAFE regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant PRC government authorities, we cannot predict how these regulations will affect our business operations or future strategy. Failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our PRC Subsidiaries and limit our PRC Subsidiaries’ ability to distribute dividends to our company. These risks may have a material adverse effect on our business, financial condition and results of operations.

We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income.

Under the PRC Enterprise Income Tax Law and its implementing rules, enterprises established under the laws of jurisdictions outside of China with “de facto management bodies” located in China may be considered PRC tax resident enterprises for tax purposes and may be subject to the PRC enterprise income tax at the rate of 25% on their global income. “De facto management body” refers to a managing body that exercises substantive and overall management and control over the production and business, personnel, accounting books and assets of an enterprise. The State Administration of Taxation issued the Notice Regarding the Determination of Chinese-Controlled Offshore-Incorporated Enterprises as PRC Tax Resident Enterprises on the basis of de facto management bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in China. Although Circular 82 only applies to offshore enterprises controlled by PRC enterprises, not those controlled by foreign enterprises or individuals, the determining criteria set forth in Circular 82 may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises. If AiXin Colorado and AiXin BVI, were to be considered a PRC resident enterprise, we would be subject to PRC enterprise income tax at the rate of 25% on our global income. In such case, our profitability and cash flow may be materially reduced as a result of our global income being taxed under the Enterprise Income Tax Law. We believe that none of our entities outside of China is a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.”

Restrictions on currency exchange may limit our ability to utilize our PRC revenue effectively.

We conduct substantially all of our operations through the operating companies established in the PRC. Substantially all of our revenue is denominated in Renminbi. The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but requires approval from or registration with appropriate government authorities or designated banks under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries. Currently, one of our PRC subsidiaries may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant PRC governmental authorities or the local bank may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions.

Since 2016, PRC governmental authorities have imposed more stringent restrictions on outbound capital flows, including heightened scrutiny over “irrational” overseas investments for certain industries, as well as over four kinds of “abnormal” offshore investments. On January 26, 2017, SAFE promulgated the Circular on Further Improving Reform of Foreign Exchange Administration and Optimizing Genuineness and Compliance Verification, which tightened the authenticity and compliance verification of cross-border transactions and cross-border capital flow, including requiring banks to verify board resolutions, tax filing forms and audited financial statements before wiring foreign invested enterprises’ foreign exchange dividend distribution of over US$50,000. In addition, the Outbound Investment Sensitive Industry Catalogue (2018) lists certain sensitive industries that are subject to NDRC pre-approval requirements prior to remitting investment funds offshore, which subjects us to increased approval requirements and restrictions should we have overseas investments. Since a significant amount of our PRC revenue is denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC, make investments, service any debt we may incur outside of China or pay dividends in foreign currencies to our shareholders.

Risks Relating to Our Holding Company Structure

Substantial uncertainties exist with respect to the interpretation and implementation of the newly enacted Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

On March 15, 2019, the PRC National People’s Congress approved the Foreign Investment Law, which came into effect on January 1, 2020 and replaced existing laws regulating foreign investment in the PRC and become the legal foundation for foreign investment in the PRC. Meanwhile, the Implementation Regulation of the Foreign Investment Law and the Measures for Reporting of Information on Foreign Investment came into effect as of January 1, 2020, which clarified and elaborated the relevant provisions of the Foreign Investment Law. The Foreign Investment Law sets out the basic regulatory framework for foreign investments and proposes to implement a system of pre-entry national treatment with a restricted list for foreign investments, pursuant to which (i) foreign entities and individuals are prohibited from investing in the areas that are not open to foreign investments, (ii) foreign investments in the restricted industries must satisfy certain requirements under the law, and (iii) foreign investments in business sectors outside of the restricted list will be treated equally with domestic investments. The Foreign Investment Law also sets forth necessary mechanisms to facilitate, protect and manage foreign investments and proposes to establish a foreign investment information reporting system, through which foreign investors or foreign-invested enterprises are required to submit initial report, report of changes, report of deregistration and annual report relating to their investments to the Ministry of Commerce, or MOFCOM, or its local branches.

Although our operating structure is legal and permissible under the current Chinese law and regulations, including the Foreign Investment Law, Chinese regulatory authorities could disallow our operating structure, which would likely result in a material change in our operations and/or could cause the value of our common stock to significantly decline or become worthless.

We may rely on dividends and other distributions on equity paid by our PRC Subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC Subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.

We, Aixin Colorado, the Colorado holding company, relies on dividends and other distributions on equity paid by our PRC subsidiaries and loans between us and our PRC Subsidiaries to fund any cash and financing requirements we may have, including for the payment of dividends to our investors, the shareholders of AiXin Colorado. Any limitation on the ability of our PRC Subsidiaries to make payments to or transfer funds to us or our other PRC Subsidiaries could have a material and adverse effect on our ability to conduct our business and the ability of our PRC Subsidiaries to conduct their respective businesses. If our PRC Subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC Subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition each of our PRC Subsidiaries is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, each of our PRC subsidiaries may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund.

To the extent our cash or other assets is in one of our Chinese Operating Companies or AiXin HK, the funds or assets may not be available to fund operations or for use outside of mainland China or Hong Kong including for the payment of dividends to the shareholders of AiXin Colorado, due to interventions by the governments of PRC or Hong Kong, or the imposition of restrictions and limitations on the ability of the PRC Subsidiaries to use such cash or assets imposed by the government of mainland China or Hong Kong.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated.

Risks Related to our Common Stock

The market price of our shares is likely to be highly volatile, which could result in substantial losses to investors.

The trading price of our common stock may be volatile and could fluctuate widely due to factors beyond our control. This may happen because of the broad market and industry factors, like the performance and fluctuation of the market prices of other companies with business operations located mainly in China that have listed their securities in the United States. The securities of some companies with operations in China and securities listed in the United States have experienced significant volatility.

In addition to market and industry factors, the trading price and volume of our common stock may be highly volatile due to factors specific to our operations. Further, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies.

The sale or availability for sale of substantial amounts of our common stock could adversely affect its market price.

Sales of substantial amounts of our common stock in the public market or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings. Shares held by our existing shareholders may be sold in the public market in the future subject to the restrictions in Rule 144 under the Securities Act and the applicable lock-up agreements. We cannot predict what effect, if any, market sales of securities held by our significant shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our common stock.

Because we do not expect to pay dividends in the foreseeable future, you must rely on price appreciation of our common stock for return on your investment.

To date, we have not paid dividends on our common stock. We currently intend to retain all of our available funds and any future earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for dividend income.

Our CEO has substantial influence over our company. His interests may not be aligned with the interests of our other shareholders, and he could prevent or cause a change of control or other transactions.

Quanzhong Lin, our Chairman of the Board of Directors and Chief Executive Officer, beneficially owns an aggregate of 58% of our outstanding common stock. Accordingly, Mr. Lin could have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, the appointment of directors and other significant corporate actions. Mr. Lin will also have the power to prevent or cause a change in control. Without the consent of Mr. Lin, we may be prevented from entering into transactions that could be beneficial to us or our minority shareholders. In addition, Mr. Lin could violate his fiduciary duties by diverting business opportunities from us to himself or others. The interests of Mr. Lin may differ from the interests of our other shareholders. The concentration in the ownership of our common stock shares may cause a material decline in the value of our common stock.

Item 1B.	Unresolved Staff Comments

No disclosure is required pursuant to this item.

Item 2	Properties.

We currently operate 13 retail pharmacies in Chengdu. The pharmacies are operated subject to short term leases at market rate rents. In addition to the pharmacies, we maintain our administrative offices in Chengdu.

Yunnan Runcangsheng operates a 13,000 square meter production facility, including, R&D centers, extraction facilities, preparation workshops and a warehouse. Yunnan Runcangsheng operates planting facilities where it grows some of the key ingredients used in its products. Runcangsheng acquired the right to use the production facility pursuant to a Development Agreement with the People’s Government of Luquan Li and Miao Autonomous County. The Development Agreement grants Ruuncangsheng the rights to use the facility for a period of five years ending November 25, 2025, provided Runcangsheng invests certain amounts in the development of the property and its business, including the construction of office space, manufacturing facilities and workshops. The governmental authorities appear to be satisfied with the progress Runcangsheng has made in the development of the property to date and have not expressed any intent to terminate the Agreement.

The Shangyan Hotel covers more than 8,000 square meters and has a large restaurant that can accommodate 600 people, 6 luxury dining rooms, a 200 square meter music tea house, 13 private tea rooms, 108 guest rooms and other supporting facilities. The hotel is conveniently located, connected to the express ring line of Chengdu and the Chengdu bus system, within a 30-minute drive to Shuangliu International Airport. The hotel is equipped with all modern facilities, including central air conditioning and each guest room features luxury bedding, high-speed internet, a safe for valuables and minibar. To accommodate businesses, the banquet hall is equipped with advanced audio-visual equipment and dedicated high-speed wireless Internet to facilitate large group presentations. The staff includes a professional banquet team to ensure the success of any private function or business gathering. A full range of catering services, including Chinese-style boutique Sichuan cuisine are provided in a stylish environment. The hotel is leased pursuant to an agreement which expires at the end of 2023 at an annual rent of approximately RMB4,600,000 (USD $650,000).

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

Market Information

Our common stock is quoted on OTCQX Best Market tier of the OTC Markets (www.otcmarkets.com) under the symbol “AIXN.” From February 6, 2019 until January 22, 2021, our common stock was quoted on the OTCQB under the symbol “AIXN.” There exists only a limited trading market for our common stock on the OTCQX Best Market with limited or no volume. The below table indicates, with respect to our common stock, the range of high and low trading prices for each full quarterly period within the two most recent fiscal years. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year ended December 31, 2022	Low	High
First Quarter	$2.40	$8.20
Second Quarter	2.49	4.38
Third Quarter	3.01	4.00
Fourth Quarter	3.05	6.45

Year ended December 31, 2021	Low	High
First Quarter	$4.80	$6.13
Second Quarter	7.00	7.00
Third Quarter	4.00	6.79
Fourth Quarter	4.40	6.98

Holders

As of April 20, 2023, we had 635 record holders of our common stock.

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

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2022.

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

On January 10, 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”) pursuant to which we registered up to 625,000 shares of our common stock for issuance and delivery to employees, directors and consultants of the Company as additional incentives to attract and retain the best available personnel.

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

Recent Sales of Unregistered Equity Securities

During 2022 and 2021, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our consolidated audited financial statements and related notes thereto and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains forward-looking statements. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this report.

Corporate History

We (“AiXin Life” or “AiXin Colorado”) were incorporated under the laws of the State of Colorado on December 30, 1987. In December 2017, we completed a “reverse” acquisition whereby we acquired all of the outstanding shares of AiXin (BVI) International Group Co., Ltd. a British Virgin Islands corporation (“AiXin BVI”). As a result, AiXin BVI became our wholly-owned subsidiary, and through AiXin BVI we now own all of the outstanding shares of HK AiXin International Group Co., Limited, a Hong Kong limited company (“AiXin HK”), which in turn owns all of the outstanding shares of Chengdu AiXinZhonghong Biological Technology Co., Ltd., a Chinese limited company (“AiXinZhonghong”), which began distributing nutritional products in 2013.

In September 2021, we completed the acquisition of nine pharmacies located in Chengdu by acquiring the entities which owned the pharmacies for an aggregate purchase price of RMB 34,635,845, or approximately US$5.31 million. Since that time, the number of our pharmacies has increased to 13.

In July 2022, we entered in an Equity Transfer Agreement (the “Transfer Agreement”) to acquire all of the outstanding equity of Yunnan Runcansheng Technology Co., Ltd (“Runcansheng”) based in Yunnan Province. Pursuant to the Transfer Agreement, on September 30, 2022, we acquired all of the outstanding equity of Runcansheng for RMB 31,557,820 (approximately USD$4.4 million), reduced by $116,802 the excess of the estimated net worth of Runcangsheng over its audited net worth as of December 31, 2021. In addition to transferring their respective equity interest in Runcangsheng, both Sellers agree to forgive any loans due to them from Runcangsheng. Runcangsheng operates a 13,000 square meter production facility, which houses R&D centers, extraction facilities, preparation workshops and a warehouse. Runcangsheng has more than 30 sub brands and operates planting facilities where it grows some of the key ingredients used in its products. Many of the products it has developed are specifically targeted to alleviate symptoms associated with the increasingly competitive and pressured lifestyle of the Chinese middle class.

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

In addition to our acquisitions in the health and nutritional sector, in July 2021, we completed the acquisition of Aixin Shangyan Hotel which owns and operates a hotel located in the Jinniu District, Chengdu City. The hotel covers more than 8,000 square meters and has a large restaurant that can accommodate 600 people, 6 luxury dining rooms, a 200 square meter music tea house, 13 private tea rooms, 108 guest rooms and other supporting facilities. We acquired the hotel through an acquisition of the outstanding equity of Aixin Shangyan Hotel for a purchase price of RMB 7,598,887, or approximately $1.16 million. We envision utilizing the hotel to conduct marketing events and seminars for our customers, and training sessions for our personnel at which we introduce new products and services intended to promote healthy living.

We intend to look for additional opportunities to profit from the growing healthcare market in China. Though currently we are not party to any agreements, we will explore, among other opportunities, expanding our product line through internal research and acquiring complementary products from third parties, acquiring additional pharmacies and other retail outlets and operating nursing homes and possibly clinics which provide medical care to clients.

Our Business

We are focused on providing health and wellness products to the growing middle class in China. We currently develop, manufacture, market and sell premium-quality healthcare, nutritional products and wellness supplements, including herbs and greens, traditional Chinese remedies, functional products, such as weight management tools, probiotics, foods and drinks. We also offer products purchased from third parties and provide advertising and marketing services to clients which engage us to market and distribute their products. We offer our products and those of clients for which we provide marketing services, through a diversified, omni-channel business model which generates revenues through retail and wholesale product sales, through company-owned pharmacies, direct marketing and e-commerce. Our marketing approach emphasizes proactively approaching customers such as by hosting marketing events for clients, which we believe is ideally suited to marketing the products we offer because sales of healthcare, nutritional products and supplements are strengthened by ongoing personal contact and support, coaching and education among the Company and our clients towards how to achieve a healthy and active lifestyle.

We believe the competitive strengths that will enable us to grow in the health and wellness market include our ability to design and manufacture products that are responsive to consumers’ needs as the life style of China’s middle class evolves, our coordinated omni-channel distribution network where we enable consumers to obtain the information they need to improve their lifestyle on our website, at our pharmacies and through individual meetings with our team members.

Our ability to operate profitably and generate positive cash flow will be determined by our ability to attract a large and loyal customer base and provide the information and products they need cost effectively. Our revenue will largely be determined by our ability to achieve and maintain a strong brand name and company image, the volume of products we sell and the prices we can charge for such products, which will require that we compete effectively. Our costs will largely be determined by the cost of raw materials and acquired inventory, the labor used to design and manufacture products, and the costs incurred to deliver these products to the consumer.

In March 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic and national, provincial and local authorities in China, including those whose jurisdictions include Chengdu, where our offices, hotel and pharmacies are located, adopted various regulations and orders, including “shelter in place” rules, restrictions on travel, mandates on the number of people that may gather in one location and closing non-essential businesses. Many of these measures have been relaxed from time to time in various localities due to the decrease in the prevalence of COVID-19 in China. Due to China’s enforcement of its zero-tolerance policy, Chengdu had been subject to shelter in place rules, lockdowns, restrictions on travel and other measures which have negatively impacted our business operations. In particular, lockdowns, limitations on travel and limits on the number of people that may gather in one location negatively impact our marketing efforts. China recently moved away from its reliance upon a “zero-tolerance” policy, it has been reported that the number of COVID-19 cases in China has surged after the government abandoned its zero-tolerance policy. It is likely that this sudden increase in COVID cases will cause many individuals to voluntarily restrict their travel which could adversely impact many industries in China, including us. Moreover, the perception that Covid-19 and other infectious diseases are on the rise, may make some potential customers reluctant to attend large gatherings or meet with members of our sales team which could limit our sales growth. We have implemented procedures to promote employee and customer safety. These measures will not significantly increase our operating costs. However, we cannot predict with certainty what measures may be taken by our suppliers and customers and the impact these measures may have on our financial results for 2022.

We intend to build a reputation as a provider of premium health and wellness products that seeks to improve our customers health and well-being. Our objective is to offer a broad and deep mix of products for consumers interested in living well, whether they are looking to treat a health-related issue or simply maintain their overall wellness, Our premium, value-added offerings include both proprietary products developed and manufactured by us as well as products acquired from or sold on behalf of third parties. We believe our range of products and ability to develop new products, combined with the customer support and service we offer, differentiate us and allow us to effectively compete against food, drug and mass channel players, specialty stores, independent vitamin, supplement and natural food shops and online retailers. There is no assurance that we will achieve our business objectives.

Results of Operations

Years ended December 31, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Years Ended December 31,
	2022		2021
	$	% of Revenue	$	% of Revenue
Revenue	$2,708,560	100%	$3,066,233	100%
Operating costs and expenses	5,278,019	195%	3,093,171	101%
Loss from operations	(2,569,459)	(95)%	(26,938)	(1)%
Non-operating income (expenses), net	(3,798,689)	(140)%	34,023	1%
Income (loss) before income tax	(6,368,148)	(235)%	7,085	(0.2)%
Income tax expense	1,097	0.04%	274,321	(9)%
Net loss	$(6,369,245)	(235)%	$(267,236)	(9)%

The following table shows our operations by business segment for the years ended December 31, 2022 and 2021.

	For the Years Ended December 31,
	2022	2021
Net revenue
Advertising and products	$823,930	$2,406,988
Pharmacies	789,347	280,447
Hotel	856,884	378,798
Manufacture and Sale	238,399	-
Total revenues, net	$2,708,560	$3,066,233

Operating costs and expenses
Advertising and products
Cost of goods sold	$171,345	$316,750
Operating expenses	1,526,246	1,344,543
Pharmacies
Cost of goods sold	578,092	218,735
Operating expenses	622,835	252,513
Hotel
Hotel operating costs	1,739,948	744,594
Operating expenses	310,902	216,036
Manufacture and Sale
Cost of goods sold	353,723	-
Operating expenses	(25,072)	-
Total operating costs and expenses	$5,278,019	$3,093,171

(Loss) income from operations
Advertising and products	$(873,661)	$745,695
Pharmacies	(411,580)	(190,801)
Hotel	(1,193,966)	(581,832)
Manufacture and Sale	(90,252)	-
Loss from operations	$(2,569,459)	$(26,938)

Revenue

Revenue was $2,708,560 for the year ending December 31, 2022, compared to $3,066,233 in the same period of 2021, a decrease of $357,673 or 12%. The decrease in revenue was mainly due to the absence of advertising revenues as due to COVID-19 restrictions we were not able to host the types of events at which we market nutritional products, which were partly offset by revenues from our pharmacies, hotel and manufacturing operations. Revenues and expenses as a result of the acquisition of our pharmacies, hotel and Runcangsheng began to be included in our financial results from their respective dates of acquisition. For the year ended of December 31, 2022, we had $0 advertising revenue and $1,851,676 product revenues (of which $823,930 were from direct sales, $789,347 represented sales at our pharmacies, $238,399 represented sales from our newly acquired entity Runcangsheng), and hotel revenue of $856,884. For 2021, we had advertising and product revenues of $2,406,988, pharmacies revenue of $280,447, and hotel revenue of $378,798. We completed the acquisition of our hotel in August 2021, our pharmacies in September 2021 and Runcangsheng in September 2022.

Operation Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $1,103,160 for the year ended December 31, 2022, compared to $535,485 for the year ended December 31, 2021, an increase of $567,675 or 106%. The increase in our cost of goods sold is attributable to an increase of pharmacy products sales, sales from our acquisition of Runcangsheng, and direct product sales as opposed to advertising revenues for which there is no cost of goods. The cost of goods sold for our direct product sales as a percentage of sales was 21% in 2022, compared to 69% for 2021. The cost of goods sold for products sold through our pharmacies as a percentage of pharmacy product sales was 73% in 2022, compared to 78% in 2021.

Hotel Operating Costs

Hotel operating costs were $1,739,948 for the year ended December 31, 2022. compared to $744,594 for the same period of 2021. The increase in hotel operating costs in 2022 was mainly due to the increased revenue as a result of increased activity at our hotel and the inclusion of the results of operations of the hotel for all of 2022 as opposed to the months beginning in August 2021.

Operating Expenses

Operating expenses were $2,434,911 for the year ended December 31, 2022, compared to $1,813,092 for the same period of 2021, an increase of $621,819 or 34%. The increase in operating expenses was mainly due to the inclusion of the operating expenses of our pharmacies and hotel.

Loss from Operations

Loss from operations was $2,569,459 in the year ended December 31, 2022, compared to $26,938 in the same period of 2021, an increase of $2,542,521 or 9,438%. The increase in our loss from operations for 2022 was due to the losses incurred by each of our revenue streams. All of our operations and in particular our direct marketing activities and hotel business were materially adversely impacted by travel and work restrictions and limits on the number of people that might gather in one place imposed on a temporary basis in China and Chengdu to limit the spread of COVID-19.

Non-Operating Income (Expense)

Non-operating expense was $3,798,689 for the year ended December 31, 2022, compared to non-operating income of $34,023 for the year ended December 31, 2021. For the year ended December 31, 2022, we had an impairment loss of goodwill of $3,823,770 arising from the acquisition of Runcangsheng, and other expenses of $31,651,partly offset by interest income of $4,876 and other income of $51,856. For the year ended December 31, 2021, we had interest income of $4,113 and other income of $63,064 and other expenses of $33,154.

Income Tax Expense

Income tax expense was $1,097 and $274,321 for the years ended December 31, 2022 and 2021, respectively, a decrease of $273,224 or 100% for the year ended December 31, 2022 compared with 2021.

Net Loss

Our net loss for the year ended December 31, 2022 was $6,369,245, compared to $267,236 in 2021, an increase of $6,102,009 or 2,283%. The increased net loss in the year ended December 31, 2022 was mainly due to decreased sales revenue, increased operating costs and expense, and an impairment loss in 2022 as explained above. The impairment loss was the result of our decision to write-off the entire amount of the goodwill resulting from the acquisition of Runcangsheng as the company was in the development stage and will need additional capital to achieve its business goals.

Liquidity and Capital Resources

During the year ended of December 31, 2022, we used $1,624,565 in operations. As of December 31, 2022, cash and cash equivalents were $510,128 (excluding $109,772 of restricted cash), compared to $8,556,642 (excluding $44,211 of restricted cash) as of December 31, 2021. At December 31, 2022, we had a working capital deficit of $3,346,358 compared to working capital of $4,753,390 at December 31, 2021.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2022 and 2021, respectively.

	December 31, 2022	December 31, 2021
Net cash used in operating activities	$(1,624,565)	$(57,804)
Net cash used in investing activities	$(3,522,369)	$(4,431,513)
Net cash (used in) provided by financing activities	$(2,389,593)	$5,221,864

Net cash used in operating activities

For the year ended December 31, 2022, net cash used in operating activities was $1,624,565. This reflects our net loss of $6,369,245, increased by non-cash related expenses including depreciation and amortization expense of $185,565, the change in deferred tax of $1,858, operating lease expense of $837,425, stock-based compensation of $371,540, inventory impairment of $54,899 and an impairment loss of goodwill of $3,823,770, less changes in working capital of $576,330. The cash outflow from changes in working capital mainly resulted from an increase in outstanding accounts receivable of $425,961, payments of lease liabilities of $710,865, a change in accounts payable of $71,153, unearned revenue of $24,401 and taxes payable of $137,711, which was partly offset by cash inflows from accrued liabilities and other payables of $289,868, other receivable and prepaid expense of $109,439, inventory of $150,872, accounts payable to related party of $140,608, and advances to suppliers of $103,016.

For the year ended December 31, 2021, net cash used in operating activities was $57,804. This reflects our net loss of $267,236, adjusted by non-cash related expenses including depreciation and amortization expense of $96,106, operating lease expense of $411,607 and stock-based compensation of $371,540, and then decreased by change in deferred tax of $18,570, and changes in working capital of $651,251. The cash outflow from changes in working capital mainly resulted from unearned revenue of $122,897, payments of taxes payable of $57,467, payments of lease liabilities of $473,508 and payments of accrued liabilities of $142,027, partly offset by cash inflow from other receivables and prepaid expenses $94,992 and inventory of $69,738.

Net cash used in investing activities

For the year ended December 31, 2022, net cash used in investing activities was $3,522,369, mainly as a result of $3,812,027 paid for the acquisition of Runcangsheng, and purchases of property and equipment of $156,723, partly offset by cash acquired in connection with the acquisition of Runcangsheng of $446,381.

For the year ended December 31, 2021, net cash used in investing activities was $4,431,513, mainly for the acquisition of our hotel and pharmacies of $4,517,620, partly offset by cash acquired in connection with the acquisitions of $87,448.

Net cash provided by (used in) financing activities

For the year ended December 31, 2022, net cash used in financing activities was $2,389,593 as a result of payments made against advances from related parties of $2,389,593.

For the year ended December 31, 2021, net cash provided by financing activities reflected a capital contribution of $4,386,070 and the proceeds from advances from related parties of $1,204,442, partially offset by the repayment of loans from third parties of $368,648.

We substantially depleted our available cash and working capital during 2022 supporting our operations and completing the acquisition of Runcangsheng. It is likely that Runcangsheng will require additional capital to achieve its short term operational goals and long range business plans. Further, we may need additional capital to maintain our other businesses. We may also have to raise additional financing as our working capital requirements are expected to increase in line with the growth of our business as a result of our acquisition of Runcangsheng. In the past we have funded our operations through the proceeds from private placements of equity and advances from our principal shareholder. Should we require capital to fund our business, we intend to finance our business by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders and could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

We are subject to all of the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy. Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of our business model is unproven. We may never ever achieve profitable operations. Our future operating results depend on many factors, including demand for our services, the level of competition, and the ability of our officers to manage our business and growth. As a result of the emerging nature of the market in which we compete, we may incur operating losses until such time as we can develop a substantial and stable revenue base. Additional development expenses may delay or negatively impact the ability of the Company to generate profits. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve or sustain profitability, or continue as a going concern.

Our ability to obtain funds through the issuance of debt or equity is dependent upon the state of the financial markets at such time as we may seek to raise funds. The state of the capital market markets may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as COVID-19 and the war in the Ukraine, increases in inflation and other risks detailed herein.

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

Contractual Obligations

We have no long-term fixed contractual obligations or commitments other than our operating lease commitment detailed in Note 11.

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

Accounts Receivable

We maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2022 and 2021, the bad debt allowance was $272,500 and $213,787, respectively.

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

Most of the advertisement contracts designated that we perform advertising services for the client through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, we determined that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly. Such advertising revenue amounted to $0 and $1,944,811 for the years ended December 31, 2022 and 2021, respectively.

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

Product sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of our products sold in China are subject to the PRC VAT of 13% since April 1, 2019. This VAT may be offset by VAT paid by for raw materials and other materials purchased in China. We record VAT payables and VAT receivables net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as we act as an agent for the government.

Pharmacies

Our retail drugstores recognize revenue at the time the customer takes possession of the merchandise. For pharmacy sales, each prescription claim is its own arrangement with the customer and is a performance obligation. We generally receive payment from pharmacy customers as we satisfy our performance obligation. We record a receivable when we have an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of VAT. All of the products sold in our pharmacies are exempt from VAT as the pharmacies qualify for a small business exemption.

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

Manufacture and Sale

The Company’s new subsidiary Runcangsheng recognizes revenue at the time products are shipped as this satisfies its performance obligation. The Company records a receivable for the sales when it has an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 13% unless it is a qualified small subject to exemption.

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

At December 31, 2022, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2022, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and knowledge of the regulations of the Securities and Exchange Commission, and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2022. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer have concluded that due to the absence of a financial staff with accounting and financial expertise and certain deficiencies in the design or operation of our internal control over financial reporting, our internal controls over financial reporting were not effective as of December 31, 2022.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter and fiscal year ended December 31, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

Item 9B.	Other Information

Not applicable

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

The following table sets forth the names and ages of all directors and executive officers as of the end of the last fiscal year and on the date of this report:

Name	Age	Position
Quanzhong Lin	43	Director, Chairman, President and Chief Executive Officer
Yao-Te Wang (1) (2) (3)	44	Director
Chang-Ping Lin (4)	44	Director
Christopher Lee (1) (2) (3)	50	Director
Huiliang Jiao (1) (2) (3) (4)	47	Director
Guolu Li (5)	55	Chief Financial Officer
Tianfeng Li (5)	35	Chief Financial Officer

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Mr. Jiao was appointed a Director on December 1, 2022 following the resignation of Chang-Ping Lin.
(5)	Tianfeng Li was appointed Chief Financial Officer on December 1, 2022, concurrent with the dismissal of Goulu Li.

Quanzhong Lin has served as a director, President and Chief Executive Officer of our company since February 2, 2017. Mr. Lin is a highly active entrepreneur in China, and currently serves as Chairman of AiXin Company Group, a diversified company which he founded in 2008. In addition to AiXin Company Group, Mr. Lin has founded a number of companies located in Chengdu City, Sichuan Province, China, engaged in various types of business, including pharmacies, retail outlets, hotel management services and global tourism.

In 2009, Mr. Lin founded QingBaiJiangJinWanXiang Daily Necessities store, predecessor to AixinZhonghong Biotechnology Co., Ltd. From 2010 to 2013, Mr. Lin opened branches in Xindu and Xinjin district, officially entering the Chengdu market.

In September 2013, Mr. Lin founded Chengdu AiXin E-Commerce Company Ltd., which in the following twelve months opened branches in cities and counties including Huayuan and Wenjiang district, and Mianyang and Jianyang city. In April 2015, AiXin E-commerce Co., Ltd. changed its name to Chengdu AixinZhonghong Biotechnology Co., Ltd., whose shares became listed on the Shanghai Stock Exchange (Ticker Symbol: 207448) in October 2015; and during 2015, AixinZhonghong opened branches in Dujiangyan City, and Chongzhou City.

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

Huiliang Jiao was elected to the Board of Directors of our company on December 1, 2022. Mr. Jiao received his degree from China Pharmaceutical University in 1997 where he majored in Pharmacy. Mr. Jiao joined Yunnan Runcangsheng Technology Co., Ltd. in April 2020, most recently serving as Chief Executive Officer. Mr. Jiao served as the general manager of Yunnan Shengshengyuan Technology Co., Ltd. from June 2016 until he joined Runcangsheng. From January 2007 until May 2016, Mr. Jiao was the general manager of Yunnan Shengcaofeng Biotechnology Co., Ltd. Throughout his career Mr. Jiao has been involved in the research and development of new products intended to improve individuals’ health and well-being, with an emphasis on functional products comprised of natural plants, foods and supplements intended to address obesity and other chronic conditions. He was named as an inventor on more than forty patents relating to the composition and manufacture of health foods. In addition to the development of health foods, Mr. Jiao has participated in the design and maintenance of production systems intended to meet the latest manufacturing standards.

Tianfeng Li, became our Chief Financial Officer on December 1, 2022. Ms. Li also serves as Chief Financial Officer of the Company’s subsidiaries. Ms. Li has held various positions, most recently, Finance Manager, within the Finance Department of our subsidiary, Chengdu AiXin Pharmacy Co., Ltd., which she joined in May 2019. While serving at AiXin Pharmacy Ms. Li helped build the company’s finance team and established the development of its financial reporting and risk management systems. In addition, she presided over the preparation of the company’s financial statements, the completion of its annual audit, daily cash management, the preparation of the annual budget and the integration of newly acquired pharmacies. From May 2013 until joining AiXin Pharmacy in May 2019, Ms. Li served as the Finance Manager of Sichuan Jinxin Clean Energy Equipment Co., Ltd., where she was responsible for developing the company’s financial systems, preparing its budget and managing all aspects of cash management. At Sichuan Jinxin Clean Energy Equipment Co Ms. Li supervised a staff of five assistants. Ms. Li received a bachelor’s degree from The Open University of China in 2017, and has received a Certificate of Honor as an Intermediate Accountant.

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

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to, earned by or accrued for, our directors during the fiscal year ended December 31, 2022.

	DIRECTOR COMPENSATION
Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yao-Te Wang	$16,000	—	—	—	—	0	$16,000
Quanzhong Lin	$24,000	—	—	—	—	0	$24,000
Yuhua Zhu (1)	0	—	—	—	—	0	0
Chang-Ping Lin (1)	0	—	—	—	—	0	0
Christopher Lee	9,600						9,600
Huiliang Jiao	—	—	—	—	—	—

(1)	Mr. Zhu resigned from his position as a Director on February 5, 2021.
(2)	Mr. Lin resigned from his position as a Director on December 1, 2022.

Our Board of Directors has determined that Yao-Te Wang, Chang-Ping Lin, Christopher Lee and Huiliang Jiao are “independent directors” within the meaning of NASDAQ Marketplace Rule 5605(a)(2).

Board Meetings; Committees and Membership

Our Board of Directors did not meet in formal session during 2022, though it regularly took action by written consent after the directors consulted with each other as to the actions to be taken.

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

Audit Committee

Our Audit Committee consists of Messrs. Lee, Jiao and Wang, each of whom is independent. The Audit Committee assists the Board of Directors oversight of (i) the integrity of financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor and prepares the report that the SEC requires to be included in our annual proxy statement. The audit committee operates under a written charter. Mr. Lee is the Chairman of our audit committee.

The Board of Directors determined that Mr. Lee possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Each of Messrs. Lee, Jiao and Wang are members of the Nominating and Corporate Governance Committee. Mr. Wang serves as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter.

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

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers and general employees and other policies, and for providing assistance and recommendations with respect to our compensation policies and practices. Each of Messrs. Lee, Jiao and Wang are members of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Jiao is the Chairman of Compensation Committee.

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

Code of Ethics

We have adopted a Code of Ethical Business Conduct that applies to, among other persons, members of our board of directors, our Company’s officers including our Chief Executive Officer, employees, consultants and advisors. A copy of the Code of Ethics and Business Conduct was filed as an Exhibit to our report on Form 8-K filed on September 25, 2020, and is available on the SEC’s website, www.sec.gov.

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

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officers for the fiscal years ended December 31, 2022:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Quanzhong Lin, President (1)	2022	$20,822
	2021	$24,000	$	$
Guolu Li, Chief Financial Officer (2)	2022	$17,352	$	$
	2021	$18,750
Tiangfeng Li (2)	2022	$20,533

(1) Amounts attributed to Mr. Lin represent amounts paid as President and CEO of AiXinZhonghong.

(2) Mr. Li was dismissed from the position of Chief Financial officer on December 1, 2022 at which time Ms. Li became our Chief Financial Officer. Amounts paid to Ms. Li include compensation for services during 2022 prior to becoming Chief Financial Officer.

Neither Mr. Lin nor Ms. Li has an employment agreement with the Company.

Stock Option Plan; Pension, Profit-Sharing and Retirement Benefits

In 2019 we adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which authorizes the issuance of shares of common stock for grants of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock related awards and performance awards that may be settled in cash, stock, or other property. The 2019 Plan authorizes the issuance of up to 625,000 shares.

None of our executive officers or directors was granted any options or equity awards during 2022 or held any options or other equity awards as of the date hereof.

There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries.

In October 2019, we issued an aggregate of 293,750 shares to employees and contractors under the 2019 Equity Incentive Plan.

Outstanding Equity Awards

There are no outstanding equity awards granted pursuant to the 2019 Equity Incentive Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 20, 2023, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. There were 24,999,945 shares of our common stock outstanding as of April 12, 2023.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security which such person has the right to acquire sole or shared voting or investment power within sixty (60) days through the conversion or exercise of any convertible security, warrant, option, or other right. More than one (1) person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within sixty (60) days, by the sum of the number of shares outstanding as of such date including the number of such shares which such person has the right to acquire. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Name of Shareholder (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Directors and Executive Officers:

Quanzhong Lin, Chairman and CEO	14,534,676	58.14%

Yao-Te Wang, Director	1,884,336	7.54%

Christopher Lee, Director	0	-

Huiliang Jiao, Director	0	-

Tianfeng Li, CFO	0	-

All directors and executive officers as a group (five persons)	16,419,012	65.68%

(1)	The address of each beneficial owner is c/o AiXin Life International, Inc., Hongxing International Business Building 2, 14th FL, No. 69 Qingyun South Ave., Jinjiang District, Chengdu City, Sichuan Province, China

Item 13	Certain Relationships And Related Transactions, And Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2022, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Advance to/from related parties

As of December 31, 2022 and 2021, the Company had accounts payable in the amount of $165,958 and $0, respectively, due to Luquan Shengcaofeng Biotechnology Co., Ltd., an affiliate entity of Runcangsheng, a related party, for the purchase of raw materials.

From time to time we have advanced certain amounts to pharmacies owned by Quanzhong Lin. The amount due from each of such entities as of the end of 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$9,708	$4,583
Sichuan Aixin Investment Co., Ltd.	145	4,237
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	26,125	-
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	34,622	-
Chengdu Lisheng Huiren Tang Pharmacy Co., Ltd.	12,502	10,235
Total	$83,102	$19,055

From time to time we have received advances from certain affiliates. The amounts due to such individuals and entities as of the end of 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Quanzhong Lin	$140,644	$1,822,705
Yirong Shen	89,892	97,292
Branch Manager	-	1,667
Chengdu Aixin E-Commerce Company Ltd.	-	15,378
Chengdu Aixin International travel service Co, Ltd	6,346	2,388
Aixin Life Beauty	-	7,724
Total	$236,882	$1,947,154

All the entities in the above list are controlled by Quanzhong Lin. These advances to and from related parties were for working capital purposes, payable on demand, and bear no interest. Yirong Shen was a shareholder of Aixin Shangyan Hotel prior to the closing of Hotel Purchase Agreement and serves as the supervisor of Aixin Shangyan Hotel.

Acquisitions from a Major Shareholder

In September 2021, we completed the acquisition of nine pharmacies located in Chengdu by acquiring the entities which owned the pharmacies for an aggregate purchase price of RMB 34,635,845, or approximately US$5.31 million (“Transfer Price”). Our Chairman, Quanzhong Lin, was the principal shareholder of the entity which owned the pharmacies we acquired.

In July we completed the acquisition of AiXin Shangyan Hotel. Shangyan Hotel Company which owns and operates a hotel located in the Jinniu District, Chengdu City. The hotel covers more than 8,000 square meters and has a large restaurant that can accommodate 600 people, 6 luxury dining rooms, a 200 square meter music tea house, 13 private tea rooms, 108 guest rooms and other supporting facilities. We acquired the hotel through an acquisition of the outstanding equity of AiXin Shangyan Hotel of which Mr. Lin was the principal shareholder, for a purchase price of RMB 7,598,887, or approximately $1.16 million (“Transfer Price”).

In connection with the acquisitions of the pharmacies and hotel we made payments to Mr. Lin in the aggregate amount of $4.50 million.

Forgiveness of Loan; Contribution of Shares

On December 31, 2021, Mr. Lin forgave a loan previously made to the Company in the amount of $6,912,513. This was treated as a contribution to capital. On March 1, 2023, for no consideration other than the expenses to be incurred by the Company in connection with this offering, Mr. Lin agreed to contribute to the capital of the Company seven million shares of the common stock of the Company.

In May 2014, we entered a lease with Mr. Lin for use of an office. We renewed the lease until May 28, 2023, with monthly rent of RMB 5,000 ($766), payable quarterly.

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

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal years ended December 31, 2022 and December 31, 2021:

	Fiscal year ended December 31,
	2022	2021

Audit Fees	$310,000	$220,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$310,000	$220,000

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

Years Ended December 31, 2022 and 2021

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017 as filed with the SEC on January 16, 2018).

3.4*	Bylaws of the Registrant (incorporated by reference to Exhibit 3.6 to Amendment to Form S-1 filed with the SEC on January 17, 2023).

4.1	Description of Securities (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

10.1	2019 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on January 10, 2019).

10.2	Equity Transfer Agreement with Respect to Shangyan Hotel Company (Incorporated by reference to Report on Form 8-K dated May 25, 2021).

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2023	By:	/s/ Quanzhong Lin
Quanzhong Lin Chief Executive Officer (Principal Executive Officer

	By:	/s/ Tianfeng Li
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 28, 2023.

Signature	Title

/s/ Quanzhong Lin	Chief Executive Officer and a Director
Quanzhong Lin	(Principal Executive Officer)

/s/ Tianfeng Li	Chief Financial Officer
Tianfeng Li	(Principal Financial Officer)

/s/ Yao-Te Wang	Director
Yao-Te Wang

/s/ Chang-Ping Lin	Director
Hui;iang Jiao

Director
Christopher Lee

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AiXin Life International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AiXin Life International, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with generally accepted accounting principles in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company incurred recurring losses from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company’s products revenue is derived from the delivery of its products. The sale of products by the Company is considered complete when the products are delivered at that time the ownership and risk of loss have been transferred to the customer.

The Company considers the contracts with its customer contain one performance obligation, and the Company is entitled to the consideration when performance obligation is satisfied at a point in time. The amount of revenue to be recognized is determined by the contracts between the Company and its customer. The Company recognizes revenue when the product is delivered.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification and evaluation of the timing and amount of revenue recognition, is a critical audit matter, involved judgment exercised by management in identifying and evaluating the performance obligation. Auditor judgement is involved in performing our audit procedures to evaluate whether the timing and amount of revenue recognition was appropriately stated.

How the Critical Audit Matter Will Be Addressed in the Audit

Our audit procedures over determining the timing and amount of revenue recognition involved, among others, evaluation of management’s assessment in regard to the identification of performance obligation of revenue. We selected sales transactions and performed the following procedures:

- Evaluated the terms and conditions of each selected transaction and the appropriateness of the accounting treatment within the context of the five-step model prescribed by ASC 606, Revenue from Contracts with Customers, and evaluated whether management’s conclusions were appropriate.

- Tested the accuracy of management’s recognition of revenue for the performance obligation.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2019.

Diamond Bar, California

April 27, 2023

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$510,128	$8,556,642
Restricted cash	109,772	44,211
Accounts receivable, including related party, net	562,581	45,923
Other receivables and prepaid expenses	42,631	143,281
Advances to suppliers	168,523	162,969
Inventory	499,252	233,454
Advances to related parties	83,102	19,055
Total current assets	1,975,989	9,205,535

Property and equipment, net	1,971,793	290,148
Intangible asset, net	1,269	1,940
Deferred tax asset	15,556	18,795
Security deposit	86,992	94,153
Operating lease right-of-use assets	999,285	2,049,775
Goodwill, net	-	-
Total assets	$5,050,884	$11,660,346

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$398,469	$406,163
Accounts payable-related party	165,958	-
Unearned revenue	139,502	171,408
Taxes payable	104,100	232,637
Accrued liabilities and other payables	2,356,490	752,400
Government grant	950,371	-
Loan from third parties	86,992	94,153
Operating lease liabilities	883,583	848,230
Advance from related parties	236,882	1,947,154
Total current liabilities	5,322,347	4,452,145
Operating lease liabilities - non-current	194,725	1,138,710
Total liabilities	5,517,072	5,590,855

Stockholders’ equity (deficit)
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 24,999,842 shares issued and outstanding as of December 31, 2022 and 2021	250	250
Additional paid in capital	14,458,583	14,087,043
Statutory reserve	151,988	151,988
Accumulated deficit	(15,249,858)	(8,880,613)
Accumulated other comprehensive income	172,849	710,823
Total stockholders’ equity (deficit)	(466,188)	6,069,491

Total liabilities and stockholders’ equity (deficit)	$5,050,884	$11,660,346

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2022	2021

Sales revenue:
Products	$1,851,676	$742,624
Advertising	-	1,944,811
Room revenues	262,605	114,086
Food and beverage revenues	475,746	201,755
Others	118,533	62,957
Total revenue, net	2,708,560	3,066,233

Operating costs and expenses
Cost of goods sold	1,103,160	535,485
Hotel operating costs	1,739,948	744,594
Selling	787,637	470,798
General and administrative	1,395,008	1,033,830
(Reversal of) provision for bad debts	(119,274)	(63,076)
Stock-based compensation	371,540	371,540
Total operating costs and expenses	5,278,019	3,093,171

Loss from operations	(2,569,459)	(26,938)

Non-operating income (expenses)
Interest income	4,876	4,113
Impairment loss	(3,823,770)	-
Other income	51,856	63,064
Other expenses	(31,651)	(33,154)
Total non-operating income (expenses), net	(3,798,689)	34,023

(Loss) income before income tax	(6,368,148)	7,085

Income tax expense	1,097	274,321

Net loss	(6,369,245)	(267,236)

Other comprehensive items
Foreign currency translation (loss) gain	(537,974)	122,283

Comprehensive loss	$(6,907,219)	$(144,953)

Loss per share - basic and diluted	$(0.255)	$(0.011)

Weighted average shares outstanding - basic and diluted	24,999,842	24,999,842

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional			Accumulated other
	Shares	Amount	paid in capital	Statutory reserves	Accumulated deficit	comprehensive income	Total

Balance at December 31, 2020	24,999,842	$250	$11,116,015	$151,988	$(4,964,711)	$588,540	$6,892,082
Stock-based compensation	-	-	371,540	-	-	-	371,540
Acquisition of subsidiaries	-	-	(4,313,025)	-	(3,648,666)	-	(7,961,691)
Debt forgiven by major shareholder	-	-	6,912,513	-	-	-	6,912,513
Net loss	-	-	-	-	(267,236)	-	(267,236)
Foreign currency translation	-	-	-	-	-	122,283	122,283
Balance at December 31, 2021	24,999,842	250	14,087,043	151,988	(8,880,613)	710,823	6,069,491
Stock-based compensation	-	-	371,540	-	-	-	371,540
Net loss	-	-	-	-	(6,369,245)	-	(6,369,245)
Foreign currency translation	-	-	-	-	-	(537,974)	(537,974)
Balance at December 31, 2022	24,999,842	$250	$14,458,583	$151,988	$(15,249,858)	$172,849	$(466,188)

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,369,245)	$(267,236)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185,565	96,106
Provision for bad debt	45,953	-
Provision for inventory reserve	54,899	-
Operating lease expense	837,425	411,607
Stock-based compensation	371,540	371,540
Deferred tax	1,858	(18,570)
Impairment loss	3,823,770	-
Changes in assets and liabilities:
Accounts receivable	(425,961)	(7,731)
Accounts receivable - related parties	(42)	13,618
Other receivables and prepaid expenses	109,439	94,992
Advances to suppliers	103,016	1,372
Inventory	150,872	69,738
Accounts payable	(71,153)	(27,341)
Accounts payable - related party	140,608	-
Unearned revenue	(24,401)	(122,897)
Taxes payable	(137,711)	(57,467)
Payment of operating lease liabilities	(710,865)	(473,508)
Accrued liabilities and other payables	289,868	(142,027)
Net cash used in operating activities	(1,624,565)	(57,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition of subsidiaries	446,381	87,448
Purchase of property and equipment	(156,723)	(1,341)
Payment for acquisition of subsidiaries	(3,812,027)	(4,517,620)
Net cash used in investing activities	(3,522,369)	(4,431,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advance from related parties	(2,389,593)	1,204,442
Repayment of loan from third parties	-	(368,648)
Capital contribution	-	4,386,070
Net cash (used in) provided by financing activities	(2,389,593)	5,221,864

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(444,426)	191,617

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(7,980,953)	924,164

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	8,600,853	7,676,689

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$619,900	$8,600,853

Supplemental Cash flow data:
Income tax paid	$71,163	$404,276
Interest paid	$-	$-

Non-cash investing and financing activities
Capital contribution from forgiveness of related party loan	$-	$2,446,238

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Aixin Life International, Inc. (the “Company” or “Aixin Life” or “we”) was incorporated under the laws of the State of Colorado on December 30, 1987 under the name Mercari Communications Group, Ltd (“Mercari”). On February 2, 2017, Mr. Quanzhong Lin (Mr. Lin) purchased 3,690,176 shares of the Company’s common stock, 65.0% of its outstanding shares from China Concentric Capital Group for $300,000, pursuant to a Stock Purchase Agreement dated December 21, 2016, which resulted in a change in control of our company.

On December 12, 2017, the Company issued 28,419,075 shares of common stock to Mr. Lin, the sole stockholder of AiXin (BVI) International Group Co., Ltd. a British Virgin Islands corporation (“AiXin BVI”), for his shares of AiXin BVI, pursuant to a Share Exchange Agreement.

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

On July 19, 2022, HK Aixin entered into an Equity Transfer Agreement with Yunnan Shengshengyuan Technology Co., Ltd, (“Yunnan Shengshengyuan”) and Yun Chen (together, the “Sellers”), the shareholders of Yunnan Runcangsheng Technology Company Ltd. (“Runcangsheng”). Yunnan Shengshengyuan owns in excess of 95% of the outstanding equity of Runcangsheng. The remaining equity interest is owned by Yun Chen. Pursuant to the Transfer Agreement, HK Aixin agreed to purchase all of the outstanding equity of Runcangsheng for an aggregate purchase price of $4,418,095 (RMB 31,557,820), adjusted by $116,802 the amount equal to the initial net worth minus the audited net worth. In addition to transferring their respective equity interest in Runcangsheng by the Sellers, both Sellers agree to forgive any loans Runcangsheng due to them. The acquisition was completed on September 30, 2022 (see Note 17).

On February 17, 2023, the Company effected a 1 for 2 reverse stock split. As a result of the reverse split, every two shares of the Company’s issued and outstanding common stock will be automatically combined and converted into one issued and outstanding share of common stock, par value $0.0001 per share. The Company has approximately 24,999,842 shares of outstanding common stock after the effect of reverse stock split. All share and earnings per share information has been retroactively adjusted to reflect the reverse stock split.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

The Company has suffered losses from operations of $2,569,459, used net cash in operating activities of $1,624,565 for the year ended December 31, 2022, and has accumulated deficit of $15,249,858 as of December 31, 2022. These facts and conditions have raised substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2022, the Company’s cash and cash equivalents decreased from $8,556,642 to $510,128 mainly due to operating losses, and net cash used in investing and financing activities.

Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business. The plan includes:

● Gaining positive cash-inflow from operating activities through continuous cost reductions and the sales of higher margin products.

● Raising additional cash through loans from related parties and potential equity offerings

While the Company’s management believes that the measures described in the above liquidity plan will be adequate to satisfy its liquidity requirements for the twelve months after the date that the financial statements are issued, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on its business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Covid – 19; The Invasion of Ukraine

On March 11, 2020, the World Health Organization announced that infections caused by the corona virus disease of 2019 (“COVID-19”) had become pandemic. In furtherance of its zero tolerance policy, the Government of China has adopted various regulations and orders, including mandatory quarantines, limits on the number of people that may gather in one location, closing non-essential businesses and travel bans to limit the spread of the disease. Many of these measures have been relaxed from time to time in various localities. However, beginning in the second half of 2021 to the end of 2022, the rate of COVID-19 cases has fluctuated in China and has increased in many provinces and cities including in Sichuan Province, where the Company is located. As a result of such increases there have been periodic short-term lockdowns and restrictions on travel in Sichuan Province. All of the Company’s operations, in particular its direct sales business and hotel, have been adversely impacted by the travel and work restrictions imposed on a temporary basis in China and Chengdu to limit the spread of COVID-19. Since January 2023, China has dropped all COVID restrictions.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2022 and 2021, the bad debt allowance was $272,550 and $213,787, respectively.

The following table summarizes the activity related to the Company’s Accounts Receivable allowance for doubtful accounts for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021

Beginning balance	$213,787	$148,520
Additions*	196,164	124,242
Provisions for bad debt	45,953	-
Recoveries/Write offs	(165,227)	(63,076)
Effect of translation	(18,127)	4,101
Ending balance	$272,550	$213,787

*	Due to the acquisition of subsidiaries during the years ended December 31, 2022 and 2021

Inventories

Inventories mainly consists of health supplements, drugs, pharmaceutical and nutritional products, food and beverage, hotel supplies and consumables. Inventories are valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. Management periodically evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. The balance of reserve for inventory valuation as of December 31, 2022 and 2021 was $73,821 and $0, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2022 and 2021, there were no significant impairments of its long-lived assets.

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

The Company completed the required testing of goodwill for impairment as of December 31, 2022, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company anticipates future cash flows indicate that the recoverability of goodwill is not reasonably assured.

The goodwill write-down was reflected as an impairment loss, $3,823,770, in non-operating expenses in the statement of operation and comprehensive income(loss).

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

At December 31, 2022 and 2021, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Most of the advertisement contracts designated that the Company perform such advertising services for its clients through exhibition events, conferences, and person-to-person marketing during the contracted period, regardless of the number of such events. As such, the Company determined that the performance obligation is satisfied over time during the contracted period and revenue is recognized accordingly. Such advertising revenue amounted to $0 and $1,944,811 for the years ended December 31, 2022 and 2021, respectively.

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

Pharmacies

The Company’s retail drugstores (Aixintang Pharmacies) recognize revenue at the time the customer takes possession of the merchandise. For pharmacy sales, each prescription claim is its own arrangement with the customer and is a performance obligation. Aixintang Pharmacies generally receives payments from customers as it satisfies its performance obligation. The Company records a receivable when it has an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of VAT. All of Aixintang Pharmacies’ products sold in China are eligible for the PRC VAT of 0% as it qualifies as a small business.

Manufacture and Sale

The Company’s new subsidiary Runcangsheng recognizes revenue at the time products are shipped as this satisfies its performance obligation. The Company records a receivable for the sales when it has an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 13% unless it is a qualified small subject to exemption.

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

During the year ended December 31, 2022, the Company had no customer that accounted for over 10% of its total revenue.

During the year ended December 31, 2021, the Company had two major customers that accounted for over 10% of its total revenue.

Customer	Net sales for the year ended December 31, 2021	% of total revenue
A(1)	$1,286,792	42%
B	658,018	21%

During the year ended December 31, 2022, the Company had three major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the year ended December 31, 2022	% of total purchase
C	$189,150	14%
D (2)	149,806	11%

During the year ended December 31, 2021, the Company had one major supplier accounted for over 10% of its total purchase.

Supplier	Net purchases for the year ended December 31, 2021	% of total purchase
E	$233,187	40%

(1)	Represented advertising revenues from this customer during the year ended December 31, 2021. The Company also purchased inventory from this customer in year ended December 31, 2021.
(2)	The Company purchased inventory from this supplier, Runcansheng, in the year ended December 31, 2022. The Company acquired all of the outstanding equity of Runcangsheng on September 30, 2022 (see Note 17).

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of December 31, 2022 and 2021. Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

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

As of December 31, 2022 and 2021, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the year ended December 31, 2022 and 2021 consisted of net income (loss) and foreign currency translation adjustments.

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

As of December 31, 2022 and 2021, the Company did not have any potentially dilutive instruments.

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

The following table shows the Company’s operations by business segment for the year ended December 31, 2022 and 2021. Revenues and expenses for the Pharmacies, Hotel and Manufacture and sale segments commenced as of the respective dates of the completion of their acquisitions:

	For the Years Ended December 31,
	2022	2021
Net revenue
Advertising and products	$823,930	$2,406,988
Pharmacies	789,347	280,447
Hotel	856,884	378,798
Manufacture and sale	238,399	-
Total revenues, net	$2,708,560	$3,066,233

Operating costs and expenses
Advertising and products
Cost of goods sold	$171,345	$316,750
Operating expenses	1,526,246	1,344,543
Pharmacies
Cost of goods sold	578,092	218,735
Operating expenses	622,835	252,513
Hotel
Hotel operating costs	1,739,948	744,594
Operating expenses	310,902	216,036
Manufacture and sale
Cost of goods sold	353,723	-
Operating expense	(25,072)	-
Total operating costs and expenses	$5,278,019	$3,093,171

(Loss) income from operations
Advertising and products	$(873,661)	$745,695
Pharmacies	(411,580)	(190,801)
Hotel	(1,193,966)	(581,832)
Manufacture and Sale	(90,252)	-
(Loss) income from operations	$(2,569,459)	$(26,938)

Segment assets	As of December 31, 2022	As of December 31, 2021
Advertising and products	$410,754	$8,914,211
Pharmacies	758,675	931,706
Hotel	970,385	1,814,429
Manufacture and sale	2,911,070	-
Total assets	$5,050,884	$11,660,346

As the acquisition of Runcangsheng has been consummated as of December 31, 2022 (see Note 17), the revenues and operating results of the manufacture and sale segment will be included in the financial statements of the Company beginning on October 1, 2022.

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

3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deposits	$15,546	$68,433
Prepaid expenses	9,490	50,221
Employees’ social insurance	10,124	13,839
Others	7,471	10,788
Total	$42,631	$143,281

4. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $168,523 and $162,969 as of December 31, 2022 and 2021, respectively. Advances to suppliers primarily include prepayments for products and equipment expected to be delivered subsequent to balance sheet dates.

5. INVENTORIES

Inventories consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Raw material	$62,462	$-
Work in process	15,315	-
Finished goods-health supplements	521	6,201
Drugs, pharmaceutical and nutritional products	412,129	122,966
Food and beverage, hotel supplies and consumables	82,646	104,287
Total	$573,073	$233,454
Less: reserve for inventory	73,821	-
Total inventories, net	$499,252	$233,454

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Vehicles	$426,836	$295,502
Office furniture	82,549	64,263
Electronic equipment	20,607	22,304
Machinery	1,241,778	106,080
Leasehold improvements	1,139,087	256,548
Other	17,485	6,374
Total	2,928,342	751,071
Less: Accumulated depreciation	(956,549)	(460,923)
Property and equipment, net	$1,971,793	$290,148

Depreciation expense for the years ended December 31, 2022 and 2021 was $183,542 and $95,026, respectively.

7. INTANGIBLE ASSET, NET

Intangible asset consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Software	$8,564	$7,896
Less: Accumulated amortization	(7,295)	(5,956)
Intangible asset, net	$1,269	$1,940

Amortization expense for the years ended December 31, 2022 and 2021 was $2,023 and $1,080.

8. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Value-added	$56,806	$97,917
Income	30,919	109,396
City construction	3,746	7,018
Education	2,184	5,064
Other	10,445	13,242
Taxes payable	$104,100	$232,637

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Accrued employees’ social insurance	$270,349	$327,735
Accrued payroll and commission	307,331	179,183
Accrued rent expense	32,746	29,000
Construction payable	1,384,674	111,807
Payable for equipment purchase	32,278	-
Accrued professional fees	233,894	50,840
Deposit	11,308	12,239
Other payables	83,910	41,596
Total	$2,356,490	$752,400

10. LOAN FROM THIRD PARTIES

As of December 31, 2022 and 2021, the Company had advances from former shareholders and unrelated third parties in an aggregate amount of $86,992 and $94,153, respectively. There was no written agreement, and these loans are payable on demand and bear no interest.

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

The Company also has operating leases for other sales locations under various operating lease arrangements. The leases have remaining lease terms of approximately 0.41 to 3.44 years.

Aixin Shangyan Hotel leases its hotel premises under an operating lease arrangement. The lease has a remaining lease term of approximately 1.00 year.

Aixintang Pharmacies lease retail pharmacy stores under operating lease arrangements, with remaining lease terms of 0.37 to 3.67 years.

Balance sheet information related to the Company’s leases is presented below:

	December 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$999,285	$2,049,775

Operating lease liabilities – current	$883,583	$848,230
Operating lease liability – non-current	194,725	1,138,710
Total operating lease liabilities	$1,078,308	$1,986,940

The following provides details of the Company’s lease expenses:

	Years Ended December 31,
	2022	2021
Operating lease expenses	$837,425	$411,607

Other information related to leases is presented below:

	Years Ended December 31,
	2022	2021
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$710,865	$473,508

Weighted Average Remaining Lease Term:
Operating leases	1.45 years	2.32 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2023	$899,044
2024	127,361
2025	53,196
2026	22,433
Total lease payments	1,102,034
Less: imputed interest	(23,726)
Total lease liabilities	1,078,308
Less: current portion	(883,583)
Lease liabilities – non-current portion	$194,725

12. RELATED PARTY TRANSACTIONS

Account payables to related parties

As of December 31, 2022 and 2021, the Company had accounts payable to related party in the amount of $165,958 and $0, respectively, which was for the purchase of raw materials from Luquan Shengcaofeng Biotechnology Co., Ltd. (“Shengcaofeng”), an affiliate entity of Runcangsheng.

Advance to related parties

Advance to related parties consisted of the following as of the periods indicated:

	December 31, 2022	December 31, 2021
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$9,708	$4,583
Sichuan Aixin Investment Co., Ltd.	145	4,237
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	26,125	-
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	34,622	-
Chengdu Lisheng Huiren Tang Pharmacy Co., Ltd.	12,502	10,235
Total	$83,102	$19,055

Advance from related parties

Advance from related parties consisted of the following as of the periods indicated:

	December 31, 2022	December 31, 2021
Quanzhong Lin	$140,644	$1,822,705
Yirong Shen	89,892	97,292
Branch manager	-	1,667
Chengdu Aixin E-Commerce Company Ltd.	-	15,378
Chengdu Aixin International travel service Co, Ltd	6,346	2,388
Aixin Life Beauty	-	7,724
Total	$236,882	$1,947,154

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

Office lease from a Major Shareholder

In May 2014, the Company entered a lease with its major shareholder for an office. The lease term was for three years expiring in May 2017 with an option to renew. The monthly rent was RMB 5,000 ($725), the Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease until May 28, 2023 with monthly rent of RMB 5,000 ($725), payable quarterly. The future annual minimum lease payment at December 31, 2022 is $3,625 for the year ended December 31, 2023.

13. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the years ended December 31, 2022 and 2021, and recorded income tax provision for the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

The components of the provision for income taxes for the years ended December 31, 2022 and 2021 consisted of the following:

	For the Year Ended December 31,
	2022	2021
Current:
China	$(761)	$292,891
Total current	(761)	292,891
Deferred:
China	1,858	(18,570)
Total deferred	1,858	(18,570)
Total income tax expense	$1,097	$274,321

Deferred tax assets as of December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Accumulated amortization	$15,556	$18,795

The following table reconciles the statutory rates to the Company’s effective tax rate for years ended December 31, 2022 and 2021:

	2022	2021
Statutory U.S. federal income tax rate	(21.0)%	21.0%
Foreign tax rate differential	(3.8)%	216.5%
Change in valuation allowances	25.0%	3,634.4%
Other	(0.2)%	-%
Effective combined tax rate	0.0%	3,871.9%

As of December 31, 2022, the Company had approximately $4,139,357 net operating loss carry-forwards available to offset future taxable income in China primarily from Aixin Shangyan Hotel and Aixintang Pharmacies. The Company’s net operating loss carry-forwards begins to expire in 2023. After consideration of all information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets resulted from net operating loss carry-forwards due to the Company’s net loss, and established a full valuation allowance of deferred tax assets resulted from net operating loss carry-forwards.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the years ended December 31, 2022 and 2021, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

14. STOCKHOLDERS’ EQUITY

On August 17, 2020, by unanimous written consent in lieu of a meeting, the Board adopted resolutions authorizing a one (1)-for-four (4) reverse stock. The reverse stock split became effective on October 27, 2020. According to the Articles of Amendment, the Company is authorized to issue 20,000,000 shares of blank check preferred stock at $0.001 par value and 500,000,000 shares of common stock at $.00001 par value per share

Pursuant to resolutions adopted by the Board of Directors and the holders of a majority of the outstanding shares of common stock of AiXin Life International, Inc. on January 6, 2023, the Company filed an amendment to its Articles of Incorporation with respect to a proposed 1 for 2 “reverse” split of our common stock (the “Amendment”). Completion of the proposed reverse stock split was to be effected on a date determined by our Board of Directors only upon receipt of notice from the Financial Industry Regulatory Authority (“FINRA”) that it would process the proposed reverse stock split. The Company received notice from FINRA and its common stock began trading on a post-split basis on February 17, 2023.

As a result of the reverse split, every two shares of the Company’s issued and outstanding common stock will be automatically combined and converted into one issued and outstanding share of common stock. The Company has approximately 24,999,842 shares of outstanding common stock after the effect of reverse stock split.

All share and earnings per share information has been retroactively adjusted to reflect the reverse stock split.

As of December 31, 2022 and 2021, the Company had 24,999,842 common shares issued and outstanding.

Stock Awards Issued for Services

On October 22, 2019, the Company granted and issued 18,750 shares to its employees and contractors under its 2019 Equity Incentive Plan. The stock awards were valued at $337,500 based on the post-split closing price of $18 on the grant date.

On October 24, 2019, the Company granted and issued 275,000 shares to its employees and contractors under its 2019 Equity Incentive Plan. The stock awards were valued at $1,520,200 based on the post-split closing price of $5.528 on the grant date.

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

For the years ended December 31, 2022 and 2021, stock-based compensation expenses were $371,540 each. As of December 31, 2022, unrecognized compensation expenses related to these stock awards are $672,667. These expenses are expected to be recognized over 2 years.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the years ended December 31, 2022 and 2021, the Company make $0 and $0 contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the years ended December 31, 2022 and 2021.

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

In November 2021, the Company and Mr. Quanzhong Lin agreed that Mr. Lin shall assume any losses arising from this legal proceeding. As such, the Company did not accrue contingent losses from this legal proceeding as of December 31, 2022 and 2021.

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

Under the terms of the Transfer Agreement, the Company agreed to purchase all of the outstanding equity interest of Yunnan Runcangsheng for an aggregate purchase price of RMB 31,557,820, or $4,418,095, adjusted by $116,802, the amount equal to the initial net worth estimate minus the audited net worth of Runcangsheng as of December 31, 2021. In addition to transferring their respective equity interest in Runcangsheng, both Sellers agree to forgive any loans due to them from Runcangsheng. The acquisition was completed on September 30, 2022.

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

During the year ended December 31, 2022, the Company has recorded goodwill impairment in full amount.

The following condensed unaudited pro forma consolidated results of operations for the Company, Runcangsheng, Aixin Shangyan Hotel and Aixintang Pharmacies for the years ended December 31, 2022 and 2021 present the results of operations of the Company, Runcangsheng, Aixin Shangyan Hotel, and Aixintang Pharmacies as if the acquisitions occurred on January 1, 2022 and 2021, respectively.

The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the Year Ended December 31, 2022
Revenue	$3,168,061
Operating costs and expenses	5,605,508
Loss from operations	(2,437,447)
Other income	34,839
Income tax expense	1,097
Net loss	$(2,403,705)

For the Year Ended December 31, 2021
Revenue	$5,025,140
Operating costs and expenses	6,052,664
Loss from operations	(1,027,524)
Other income	100,086
Income tax expense	284,903
Net loss	$(1,212,341)

18. SUBSEQUENT EVENT

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has no material subsequent events need to be disclosed.

