Form 10-Q
period 2023-03-31
AiXin Life International, Inc.
filed 2023-06-02
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of May 26, 2023, there were outstanding 24,999,842 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

March 31, 2023

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

REVERSE STOCK SPLIT

On February 17, 2023, we effected a 1-for-2 reverse stock split of our shares of common stock. As a result of the reverse split and the elimination of fractional shares, the number of shares of our common stock outstanding was reduced to 24,999,842. Except as otherwise indicated, all share and per share numbers contained herein, including those set forth in the financial statements beginning on page F-1, have been adjusted to give effect to the 1-for-2 reverse stock split.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)

Assets
Current assets
Cash and equivalents	$496,918	$510,128
Restricted cash	85,516	109,772
Accounts receivable, including related party, net	431,927	562,581
Other receivables and prepaid expenses	73,653	42,631
Advances to suppliers	153,542	168,523
Inventory, net	683,035	499,252
Due from related parties	101,979	83,102
Total current assets	2,026,570	1,975,989

Property and equipment, net	1,878,012	1,971,793
Intangible asset, net	1,092	1,269
Goodwill, net	-	-
Deferred tax asset	15,168	15,556
Security deposit	87,367	86,992
Operating lease right-of-use assets	811,021	999,285
Total assets	$4,819,230	$5,050,884

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$440,237	$398,469
Accounts payable-related party	-	165,958
Unearned revenue	332,084	139,502
Taxes payable	44,583	104,100
Accrued liabilities and other payables	2,232,267	2,356,490
Government grant	954,467	950,371
Loan from third parties	87,367	86,992
Operating lease liabilities	748,331	883,583
Due to related parties	558,648	236,882
Total current liabilities	5,397,984	5,322,347
Operating lease liabilities - non-current	179,631	194,725
Total liabilities	5,577,615	5,517,072

Stockholders’ deficit
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 24,999,842 shares issued and outstanding as of March 31, 2023 and December 31, 2022	250	250
Additional paid in capital	14,551,468	14,458,583
Statutory reserve	151,988	151,988
Accumulated deficit	(15,659,482)	(15,249,858)
Accumulated other comprehensive income	197,391	172,849
Total stockholders’ deficit	(758,385)	(466,188)

Total liabilities and stockholders’ deficit	$4,819,230	$5,050,884

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Sales revenue:
Products	$422,296	$174,992
Room revenues	177,259	30,993
Food and beverage revenues	133,738	180,794
Others	21,420	31,899
Total revenue, net	754,713	418,678

Operating costs and expenses
Cost of goods sold	175,488	124,524
Hotel operating costs	477,794	511,619
Selling	191,273	189,586
General and administrative	413,059	244,796
(Reversal of) provision for bad debts	(43,816)	27,422
Stock-based compensation	92,885	92,885
Total operating costs and expenses	1,306,683	1,190,832

Loss from operations	(551,970)	(772,154)

Non-operating income (expenses)
Interest income	289	1,328
Other income	24,861	19,434
Other expenses	(2,507)	(197)
Total non-operating income, net	22,643	20,565

Loss before income tax	(529,327)	(751,589)

Income tax expense	457	492

Net loss	(529,784)	(752,081)

Other comprehensive items
Foreign currency translation gain	24,542	31,864

Comprehensive loss	$(505,242)	$(720,217)

Loss per share - basic and diluted	$(0.021)	$(0.030)

Weighted average shares outstanding	24,999,842	24,999,842

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total

Balance at December 31, 2022	24,999,842	$250	$14,458,583	$151,988	$(15,249,858)	$172,849	$(466,188)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Disposal of subsidiary	-	-	-	-	120,160	-	120,160
Net loss	-	-	-	-	(529,784)	-	(529,784)
Foreign currency translation	-	-	-	-	-	24,542	24,542
Balance at March 31, 2023	24,999,842	$250	$14,551,468	$151,988	$(15,659,482)	$197,391	$(758,385)

Balance at December 31, 2021	24,999,842	$250	$14,087,043	$151,988	$(8,880,613)	$710,823	$6,069,491
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(752,081)	-	(752,081)
Foreign currency translation	-	-	-	-	-	31,864	31,864
Balance at March 31, 2022	24,999,842	$250	$14,179,928	$151,988	$(9,632,694)	$742,687	$5,442,159

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(529,784)	$(752,081)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,561	29,639
(Reversal of) provision for bad debts	(43,816)	27,422
Provision for inventory reserve	18,502	-
Operating lease expense	210,334	229,242
Stock-based compensation	92,885	92,885
Deferred tax	457	492
Changes in assets and liabilities:
Accounts receivable	176,944	(52,174)
Other receivables and prepaid expenses	(50,416)	(6,811)
Advances to suppliers	49,587	9,416
Inventory	(200,787)	(18,875)
Accounts payable	42,332	2,564
Accounts payable - related party	(167,209)	-
Unearned revenue	192,689	12,940
Taxes payable	(59,279)	593
Payment of lease liabilities	(186,473)	(203,673)
Accrued liabilities and other payables	(123,208)	124,901
Net cash used in operating activities	(472,681)	(503,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash disposed at disposal of subsidiary	(3,435)	-
Purchase of property and equipment	(1,746)	-
Net cash used in investing activities	(5,181)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related parties	437,560	504,629
Net cash provided by financing activities	437,560	504,629

EFFECT OF EXCHANGE RATE CHANGE ON CASH	2,836	46,373

NET INCREASE (DECREASE) IN CASH & RESTRICTED CASH	(37,466)	47,482

CASH & RESTRICTED CASH, BEGINNING OF PERIOD	619,900	8,600,853

CASH & RESTRICTED CASH, END OF PERIOD	$582,434	$8,648,335

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Aixin Life International, Inc. (the “Company” or “Aixin Life” or “we”) was incorporated under the laws of the State of Colorado on December 30, 1987. On February 2, 2017, Mr. Quanzhong Lin (Mr. Lin) purchased 65.0% of the Company’s outstanding shares from China Concentric Capital Group for $300,000, pursuant to a Stock Purchase Agreement dated December 21, 2016, which resulted in a change in control of the company.

On December 12, 2017, pursuant to a Share Exchange Agreement, in consideration for all of the outstanding shares of AiXin (BVI) International Group Co., Ltd. a British Virgin Islands corporation (“AiXin BVI”), the Company issued to Mr. Lin, the sole stockholder of AiXin BVI, shares of common stock then representing 71% of the outstanding of common stock of the Company.

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

On February 17, 2023, the Company effected a 1 for 2 reverse stock split. As a result of the reverse split, every two shares of the Company’s issued and outstanding common stock will be automatically combined and converted into one issued and outstanding share of common stock, par value $0.00001 per share. The Company has approximately 24,999,842 shares of outstanding common stock after the effect of reverse stock split and the elimination of fractional shares. All share and earnings per share information has been retroactively adjusted to reflect the reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of AiXinZhonghong, Aixin Shangyan Hotel, Aixintang Pharmacies, and Runcangsheng is the Chinese Renminbi (“RMB”). The accompanying consolidated financial statements are translated from RMB and presented in U.S. dollars (“USD”).

The consolidated financial statements include the accounts of the Company and its current wholly owned subsidiaries, AiXin HK, AiXinZhonghong, Aixin Shangyan Hotel, Aixintang Pharmacies, and Runcangsheng. Intercompany transactions and accounts were eliminated in consolidation. These unaudited interim financial statements should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

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

The Company has suffered losses from operations of $551,970 and $772,154 for the three months ended March 31, 2023 and 2022, and used net cash in operating activities of $472,681 and $503,520 for the three months ended March 31, 2023 and 2022, respectively, and has an accumulated deficit of $15,659,482 as of March 31, 2023. These facts and conditions have raised substantial doubt about the Company’s ability to continue as a going concern. From January 1, 2023, through March 31, 2023, the Company’s cash and cash equivalents decreased from $510,128 to $496,918 mainly due to operating losses, and net cash used in operating activities.

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

● Raising additional cash through loans from related parties and potential equity offerings.

While the Company’s management believes that the measures described in the above liquidity plan will be adequate to satisfy its liquidity requirements for the twelve months after the date that these financial statements are issued, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on its business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Covid – 19; The Invasion of Ukraine

On March 11, 2020, the World Health Organization announced that infections caused by the corona virus disease of 2019 (“COVID-19”) had become pandemic. In furtherance of its zero-tolerance policy, the Government of China has adopted various regulations and orders, including mandatory quarantines, limits on the number of people that may gather in one location, closing non-essential businesses and travel bans to limit the spread of the disease. Many of these measures have been relaxed from time to time in various localities. However, beginning in the second half of 2021 to the end of 2022, the rate of COVID-19 cases has fluctuated in China and has increased in many provinces and cities including in Sichuan Province, where the Company is located. As a result of such increases there have been periodic short-term lockdowns and restrictions on travel in Sichuan Province. All of the Company’s operations, in particular its direct sales business and hotel, have been adversely impacted by the travel and work restrictions imposed on a temporary basis in China and Chengdu to limit the spread of COVID-19. China recently moved away from its reliance upon a “zero-tolerance” policy, it has been reported that the number of COVID-19 cases in China has surged after the government abandoned its zero-tolerance policy. It is likely that this sudden increase in COVID cases will cause many individuals to voluntarily restrict their travel which could adversely impact many industries in China. Moreover, the perception that Covid-19 and other infectious diseases are on the rise, may make some potential customers reluctant to attend large gatherings or meet with members of the Company’s sales team which could limit the Company’s sales growth.

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

Significant estimates required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

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

Restricted Cash

The restricted cash was cash maintained in temporarily frozen bank accounts held by Aixintang Pharmacy and its branches by the court for a judgement against Aixintang Pharmacy which Aixintang Pharmacy is in the process of appealing (see Note 16 – litigation).

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2023 and December 31, 2022, the bad debt allowance was $230,076 and $272,550 respectively.

The following table summarizes the activity related to the Company’s Accounts Receivable allowance for doubtful accounts for the three months ended March 31, 2023 and 2022:

	For the Three Months ended March 31,
	2023	2022

Beginning balance	$272,550	$213,787
Provisions for bad debt	-	27,422
Recoveries/Write offs	(43,816)	-
Effect of translation	1,342	1,181
Ending balance	$230,076	$242,390

Inventories

Inventories mainly consists of health supplements, drugs, pharmaceutical and nutritional products, food and beverage, hotel supplies and consumables. Inventories are valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded provision for inventory reserve of $18,502 and $0 for the three months ended March 31, 2023 and 2022, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2023 and December 31, 2022, there were no significant impairments of its long-lived assets.

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

The Company completed the required testing of goodwill for impairment as of December 31, 2022, and determined that goodwill was impaired because of the current financial condition of the Company and the Company’s inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the uncertainty of the future cash flows indicates that the recoverability of goodwill is not reasonably assured.

The goodwill write-down was reflected as an impairment loss, $3,823,770, in non-operating expenses in the statement of operation and comprehensive income (loss) during the year ended December 31, 2022.

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

At March 31, 2023 and December 31, 2022, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

The Company’s revenue recognition policies for its various operating segments are as follows:

Products

The Company’s revenue from sales of products is recognized when goods are delivered to the customer and no other obligation exists. The Company does not provide unconditional return or other concessions to the customer. The Company’s sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As an alternative to the product return option, the customers have the option of asking for an exchange for products with the same value.

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

Manufacture and Sale

The Company’s new subsidiary Runcangsheng recognizes revenue at the time products are shipped as this satisfies its performance obligation. The Company records a receivable for its sales when it has an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 13% unless it is a qualified small subject to exemption.

Unearned Revenue

The Company’s unearned revenue primarily consists of advances received from customers for the purchase of products prior to the delivery of goods, and for the rental of hotel rooms prior to the delivery of service. The delivery of products and room rental services is (normally within one year) based upon contract terms and customer demand.

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

During the three months ended March 31, 2023 and 2022, the Company had no customer that accounted for over 10% of its total revenue.

During the three months ended March 31, 2023, the Company had two suppliers that accounted for 17% and 15% of its total purchases.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of March 31, 2023 and December 31, 2022. Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

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

As of March 31, 2023 and December 31, 2022, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three months ended March 31, 2023 and 2022 consisted of net income (loss) and foreign currency translation adjustments.

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

As of March 31, 2023 and December 31, 2022, the Company did not have any potentially dilutive instruments.

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

The Company manages its business as four operating segments, products, pharmacies, hotel, and manufacture and sales, all of which are located in the PRC. All of its revenues are derived in the PRC. All long-lived assets are located in PRC.

The following table shows the Company’s operations by business segment for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
	2023	2022
Net revenue
Products	$163,260	$16,098
Pharmacies	223,516	158,894
Hotel	332,417	243,686
Manufacture and sale	35,520	-
Total revenues, net	$754,713	$418,678

Operating costs and expenses
Products
Cost of goods sold	$34,734	$4,683
Operating expenses	367,789	298,042
Pharmacies
Cost of goods sold	138,633	119,841
Operating expenses	188,996	169,309
Hotel
Hotel operating costs	477,794	511,619
Operating expenses	(8,885)	87,338
Manufacture and sale
Cost of goods sold	2,121	-
Operating expenses	105,501	-
Total operating costs and expenses	$1,306,683	$1,190,832

Loss from operations
Products	$(239,263)	$(286,627)
Pharmacies	(104,113)	(130,256)
Hotel	(136,492)	(355,271)
Manufacture and sale	(72,102)	-
Loss from operations	$(551,970)	$(772,154)

Segment assets	As of March 31, 2023	As of December 31, 2022
Products	$436,842	$410,754
Pharmacies	672,533	758,675
Hotel	821,202	970,385
Manufacture and sale	2,888,653	2,911,070
Total assets	$4,819,230	$5,050,884

As the acquisition of Runcangsheng was consummated as of September 30, 2022 (see Note 17), the revenues and operating results of the manufacture and sale segment were included in the financial statements of the Company beginning on October 1, 2022.

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

3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Deposits	$13,001	$15,546
Prepaid expenses	38,796	9,490
Employees’ social insurance	10,268	10,124
Others	11,588	7,471
Total	$73,653	$42,631

4. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $153,542 and $168,523 as of March 31, 2023 and December 31, 2022, respectively. Advances to suppliers primarily include prepayments for products expected to be delivered subsequent to balance sheet dates.

5. INVENTORIES

Inventories consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Raw material	$127,896	$62,462
Work in process	2,895	15,315
Finished goods-health supplements	100,772	521
Drugs, pharmaceutical and nutritional products	469,757	412,129
Food and beverage, hotel supplies and consumables	74,294	82,646
Total	$775,614	$573,073
Less: reserve for inventory	92,579	73,821
Total inventories, net	$683,035	$499,252

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Vehicles	$428,676	$426,836
Office furniture	82,905	82,549
Electronic equipment	21,550	20,607
Machinery	1,247,377	1,241,778
Leasehold improvements	1,143,996	1,139,087
Other	18,203	17,485
Total	2,942,707	2,928,342
Less: Accumulated depreciation	(1,064,695)	(956,549)
Property and equipment, net	$1,878,012	$1,971,793

Depreciation expense for the three months ended March 31, 2023 and 2022 was $104,400 and $28,978, respectively.

7. INTANGIBLE ASSET, NET

Intangible asset consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Software	$8,601	$8,564
Less: Accumulated amortization	(7,509)	(7,295)
Intangible asset, net	$1,092	$1,269

Amortization expense for the three months ended March 31, 2023 and 2022 was $161 and $661, respectively.

8. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Value-added	$2,102	$56,806
Income	31,052	30,919
City construction	472	3,746
Education	380	2,184
Other	10,577	10,445
Taxes payable	$44,583	$104,100

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accrued employees’ social insurance	$266,690	$270,349
Accrued payroll and commission	309,903	307,331
Accrued rent expense	30,107	32,746
Construction payable	1,363,366	1,384,674
Payable for equipment purchase	26,833	32,278
Accrued professional fees	160,648	233,894
Deposit	11,357	11,308
Other payables	63,363	83,910
Total	$2,232,267	$2,356,490

10. LOAN FROM THIRD PARTIES

As of March 31, 2023 and December 31, 2022, the Company had advances from unrelated third parties of Aixin Shangyan Hotel in an aggregate amount $87,367 and $86,992, respectively. There was no written agreement, and these loans are payable on demand and bear no interest.

11. LEASE

The Company leases its office on a monthly basis. The Company also has operating leases for other sales locations under various operating lease arrangements. The leases have remaining lease terms of approximately 0.16 to 3.19 years.

Aixin Shangyan Hotel leases its hotel premises under an operating lease arrangement. The lease has a remaining lease term of approximately 0.75 years.

Aixintang Pharmacies lease retail pharmacy stores under operating lease arrangements, with remaining lease terms of 0.37 to 3.42 years.

Runcangsheng leases its office under an operating lease arrangement. The lease has a remaining lease term of approximately 2.92 years.

Balance sheet information related to the Company’s leases is presented below:

	March 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$811,021	$999,285

Operating lease liabilities – current	$748,331	$883,583
Operating lease liability – non-current	179,631	194,725
Total operating lease liabilities	$927,962	$1,078,308

The following provides details of the Company’s lease expenses:

	Three Months Ended March 31,
	2023	2022
Operating lease expenses	$210,334	$229,242

Other information related to leases is presented below:

	Three Months Ended March 31,
	2023	2022
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$186,473	203,673

Weighted Average Remaining Lease Term:
Operating leases	1.36 years	2.11 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2023 (excluding the three months ended March 31, 2023)	$729,243
2024	136,646
2025	62,162
2026	23,986
Total lease payments	952,037
Less: imputed interest	(24,075)
Total lease liabilities	927,962
Less: current portion	(748,331)
Lease liabilities – non-current portion	$179,631

12. RELATED PARTY TRANSACTIONS

Due from related parties

Due from related parties consisted of the following as of the periods indicated:

	March 31, 2023	December 31, 2022
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$11,584	$9,708
Sichuan Aixin Investment Co., Ltd	9,478	145
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	24,925	26,125
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	30,451	34,622
Chengdu Cigu foshou Pharmacy	258	-
Mianyang Aixin Cunshan Pharmacy	383	-
Chengdu Lisheng Huiren Tang Pharmacy Co., Ltd.	24,900	12,502
Total	$101,979	$83,102

Due to related parties

Due to related parties consisted of the following as of the periods indicated:

	March 31, 2023	December 31, 2022
Quanzhong Lin	$316,840	$140,644
Yirong Shen	90,279	89,892
Yunnan Shengshengyuan	138,331	-
Yun Chen	7,281	-
Chengdu Lisheng Huiren Tang Pharmacy Co. Ltd.	695	-
Chengdu Aixin International travel service Co, Ltd	5,222	6,346
Total	$558,648	$236,882

The due to and from related parties were for working capital purposes, payable on demand, and bear no interest. All the related party entities are controlled by Mr. Quanzhong Lin (the Chairman, President and major shareholder of Aixin Life). Yirong Shen was a major shareholder of Aixin Shangyan Hotel prior to the closing of Hotel Purchase Agreement, and she serves as the supervisor of Aixin Shangyan Hotel. Yunnan Shengshengyuan, former shareholder of Runcangsheng, is controlled by Huiliang Jiao, current Director of the Company. Yun Chen, former shareholder of Runcangsheng, remained as an officer and legal representative of Runcangsheng.

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

13. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the three months ended March 31, 2023 and 2022, and recorded income tax provision for the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended March 31, 2023 and 2022, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

Pursuant to resolutions adopted by the Board of Directors and the holders of a majority of the outstanding shares of common stock of AiXin Life International, Inc. on January 6, 2023, the Company filed an amendment to its Articles of Incorporation with respect to a proposed 1 for 2 “reverse” split of its common stock (the “Amendment”). Completion of the proposed reverse stock split was to be effected on a date determined by the Board of Directors only upon receipt of notice from the Financial Industry Regulatory Authority (“FINRA”) that it would process the proposed reverse stock split. The Company received notice from FINRA and its common stock began trading on a post-split basis on February 17, 2023.

As a result of the reverse split, every two shares of the Company’s issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock. The Company has approximately 24,999,842 shares of outstanding common stock after giving effect to the reverse stock split and the elimination of fractional shares.

All share and earnings per share information has been retroactively adjusted to reflect the reverse stock split.

As of March 31, 2023, and December 31, 2022, the Company had 24,999,842 common shares issued and outstanding.

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

For the three months ended March 31, 2023 and 2022, stock-based compensation expenses were $92,885 and $92,885, respectively. As of March 31, 2023, unrecognized compensation expenses related to these stock awards are $579,782. These expenses are expected to be recognized over 2 years.

15. STATUTORY RESERVES

Pursuant to the PRC corporate law, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the three months ended March 31, 2023 and 2022, the Company make $0 and $0 contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the three months ended March 31, 2023 and 2022.

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

In November 2021, the Company and Mr. Quanzhong Lin agreed that Mr. Lin shall assume any losses arising from this legal proceeding. As such, the Company did not accrue contingent losses from this legal proceeding as of March 31, 2023.

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

Under the terms of the Transfer Agreement, the Company purchased all of the outstanding equity interest of Yunnan Runcangsheng for an aggregate purchase price of RMB 31,557,820, or $4,418,095, adjusted by $116,802, the amount equal to the initial net worth estimate minus the audited net worth of Runcangsheng as of December 31, 2021.

In addition to transferring their respective equity interest in Runcangsheng, both Sellers agreed to forgive any loans due to them from Runcangsheng. The acquisition was completed on September 30, 2022.

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

During the year ended December 31, 2022, the Company recorded a goodwill impairment equal to the goodwill resulting from the acquisition of Runcangsheng.

The following condensed unaudited pro forma consolidated results of operations for the Company, Runcangsheng, Aixin Shangyan Hotel and Aixintang Pharmacies for the three months ended March 31, 2022 present the results of operations of the Company, Runcangsheng, Aixin Shangyan Hotel, and Aixintang Pharmacies as if the acquisition of Runcangsheng occurred on January 1, 2022, respectively.

The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the Three Months Ended March 31, 2022
Revenue	$501,839
Operating costs and expenses	1,284,944
Loss from operations	(783,105)
Other income	20,601
Income tax expense	492
Net loss	$(762,996)

18. SUBSEQUENT EVENT

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2021 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our 2022 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

Pursuant to an Equity Transfer Agreement (the “Transfer Agreement”), on September 30, 2022, we acquired all of the outstanding equity of Yunnan Runcansheng Technology Co., Ltd (“Runcansheng”) for RMB 31,557,820 (approximately USD$4.4 million), reduced by $116,802 the excess of the estimated net worth of Runcangsheng over its audited net worth as of December 31, 2021. In addition to transferring their respective equity interest in Runcangsheng, both Sellers agreed to forgive any loans due to them from Runcangsheng. Runcangsheng operates a 13,000 square meter production facility, which houses R&D centers, extraction facilities, preparation workshops and a warehouse. Runcangsheng has more than 30 sub brands and operates planting facilities where it grows some of the key ingredients used in its products. Many of the products it has developed are specifically targeted to alleviate symptoms associated with the increasingly competitive and pressured lifestyle of the Chinese middle class.

Runcangsheng. was established in April 2020, and is headquartered in Luquan Yi and Miao Autonomous County, Kunming City, Yunnan Province. It is focused on promoting a healthy lifestyle through the use of foods believed to promote well-being, health foods, modernized versions of traditional Chinese medical products and plant extracts. Runcangsheng cultivates many of the raw materials used in its products, compounds the materials into easy to transport and use pre-packaged foods and distributes the products at the wholesale level. As life-styles in China evolve, work pressures increase and the ingestion of meats and other western style foods increases, Runcangsheng seeks to design and market products intended to combat the increase in obesity, hypertension, insomnia and physical ailments associated with such changes. The acquisition of Runcangsheng will enable us to operate as a vertically integrated company, capable of formulating the kinds of health foods and other nutritional products and supplements suitable for our clients and marketing those products through our distribution channels.

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

In March 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic and national, provincial and local authorities in China, including those whose jurisdictions include Chengdu, where our offices, hotel and pharmacies are located, adopted various regulations and orders, including “shelter in place” rules, restrictions on travel, mandates on the number of people that may gather in one location and closing non-essential businesses. Many of these measures have been relaxed from time to time in various localities due to the decrease in the prevalence of COVID-19 in China. Due to China’s enforcement of its zero-tolerance policy, Chengdu had been subject to shelter in place rules, lockdowns, restrictions on travel and other measures which have negatively impacted our business operations. In particular, lockdowns, limitations on travel and limits on the number of people that may gather in one location negatively impact our marketing efforts. China recently moved away from its reliance upon a “zero-tolerance” policy, it has been reported that the number of COVID-19 cases in China has surged after the government abandoned its zero-tolerance policy. It is likely that this sudden increase in COVID cases will cause many individuals to voluntarily restrict their travel which could adversely impact many industries in China, including us. Moreover, the perception that Covid-19 and other infectious diseases are on the rise, may make some potential customers reluctant to attend large gatherings or meet with members of our sales team which could limit our sales growth. We have implemented procedures to promote employee and customer safety. These measures do not significantly increase our operating costs. Since January 2023, China has dropped all COVID restrictions.

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

Results of Operations

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended March 31,
	2023		2022
	$	% of Revenue	$	% of Revenue
Revenue	$754,713	100%	$418,678	100%
Operating costs and expenses	1,306,683	173%	1,190,832	284%
Income (loss) from operations	(551,970)	(73)%	(772,154)	(184)%
Non-operating income (expenses), net	22,643	3%	20,565	4%
Loss before income tax	(529,327)	(70)%	(751,589)	(180)%
Income tax expense	457	-%	492	-%
Net loss	$(529,784)	(70)%	$(752,081)	(180)%

The following table shows our operations by business segment for the three Months ended March 31, 2023 and 2022. Because Runcangsheng was acquired in September 2022, it did not contribute to our financial results for the three months ended March 31, 2022.

	For the Three Months Ended March 31,
	2023	2022
Net revenue
Products	$163,260	$16,098
Pharmacies	223,516	158,894
Hotel	332,417	243,686
Manufacture and sale	35,520	-
Total revenues, net	$754,713	$418,678

Operating costs and expenses
Products
Cost of goods sold	$34,734	$4,683
Operating expenses	367,789	298,042
Pharmacies
Cost of goods sold	138,633	119,841
Operating expenses	188,996	169,309
Hotel
Hotel operating costs	477,794	511,619
Operating expenses	(8,885)	87,338
Manufacture and sale
Cost of goods sold	2,121	-
Operating expense	105,501	-
Total operating costs and expenses	$1,306,683	$1,190,832

Loss from operations
Products	$(239,263)	$(286,627)
Pharmacies	(104,113)	(130,256)
Hotel	(136,492)	(355,271)
Manufacture and sale	(72,102)	-
Loss from operations	$(551,970)	$(772,154)

Revenue

Revenue was $754,713 in the three months ending March 31, 2023, compared to $418,678 in the same period of 2022, an increase of $336,035 or 80%. The increase in revenue was mainly due to increases in direct sales of our nutritional products, increases in revenues from our hotel and pharmacies, and the generation of revenue from the manufacture and sale of products by Runcangsheng which we did not own in the first quarter of 2022. For the three months ended of March 31, 2023, we had $422,296 in product revenues (of which $163,260 were from direct sales, $223,516 were from sales at our pharmacies and $35,520 from manufacture and sale) and hotel revenue of $332,417. For the three months ended of March 31, 2022, we had $174,992 in product revenues (of which $16,098 were from direct sales and $158,894 were from sales at our pharmacies), and hotel revenue of $243,686.

Operation Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $175,488 for the three months ended March 31, 2023, compared to $124,524 for the three months ended March 31, 2022, an increase of $50,964 or 41%. The increase in our cost of goods sold is attributable to the increase in direct product sales, increase of pharmacy sales and sales by Runcangsheng. The cost of goods sold for our direct product sales as a percentage of sales was 21% in 2023, compared to 29% for 2022. The cost of goods sold for products sold through our pharmacies as a percentage of pharmacy product sales was 62% in 2023, compared to 75% in 2022. The cost of goods sold by Runcangsheng was 6% in 2023, and no comparable costs were incurred in the three months ended March 31, 2022 as the acquisition of Runcangsheng was completed in the third quarter of 2022. We were able to lower our cost of goods sold significantly due as a result of the manufacturing business we acquired when we purchased Runcangsheng, which enabled us to sell products we manufactured ourselves to save the costs and increase our profit margin.

Hotel Operating Costs

Hotel operating costs were $477,794 and $511,619 for the three months ended March 31, 2023 and 2022. The decrease in hotel operating costs was mainly due to the decrease in the cost of food and fruits.

Operating Expenses

Operating costs and expenses were $653,401 for the three months ended March 31, 2023, compared to $554,689 for the same period of 2022, an increase of $98,712 or 18%. The increase in operating expenses was mainly due to the inclusion of the operating expenses of Runcangsheng.

Loss from Operations

Loss from operations was $551,970 in the three months ended March 31, 2023, compared to $772,154 in the same period of 2022, a decrease of $220,184 or 29%. The decrease in our loss from operations for 2023 was due to the decrease in the losses from our direct sales activities, pharmacies and hotel, which was partly offset by the loss incurred by our new subsidiary, Ruicangsheng. All of our operations were materially adversely impacted by travel and work restrictions imposed on a temporary basis in China and Chengdu to limit the spread of COVID-19 in 2022.

Non-operating Income

Non-operating income was $22,643 for the three months ended March 31, 2023, compared to $20,565 for the three months ended March 31, 2022. For the three months ended March 31, 2023, we had interest income of $289 and other income $24,861, partly offset by other expenses of $2,507. For the three months ended March 31, 2022, we had interest income of $1,328 and other income of $19,434, partly offset by other expenses of $197.

Income Tax Expense

Income tax expense was $457 and $492 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $35 or 7% for the three months ended March 31, 2023 compared with the same period of 2022.

Net Loss

Our net loss for the three months ended March 31, 2023 was $529,784, compared to a net loss of $752,081 in the same period of 2022, a decrease of $222,297 or 30%. The decrease in the three months ended March 31, 2023 was mainly due to the increased sales which was partly offset by increased operating costs and expenses as explained above.

Liquidity and Capital Resources

During the three months ended of March 31, 2023, we used $472,681 in operations. As of March 31, 2023, cash and cash equivalents were $496,918 (excluding $85,516 of restricted cash), compared to $510,128 (excluding $109,772 of restricted cash) as of December 31, 2022. At March 31, 2023, we had a working capital deficit of $3,371,414 compared to $3,346,358 at December 31, 2022.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three Months ended March 31, 2023 and 2022, respectively.

	March 31, 2023	March 31, 2022
Net cash (used in) provided by operating activities	$(472,681)	$(503,520)
Net cash (used in) provided by investing activities	$(5,181)	$-
Net cash (used in) provided by financing activities	$437,560	$504,629

Net cash provided by (used in) operating activities

For the three months ended March 31, 2023, net cash used in operating activities was $472,681. This reflects our net loss of $529,784, adjusted by non-cash related expenses including depreciation and amortization expense of $104,561, change in deferred tax of $457, bad debt reversal of $43,816, inventory impairment of $18,502, operating lease expense of $210,334 and stock-based compensation of $92,885, and then decreased by changes in working capital of $325,820. The cash outflow from changes in working capital mainly resulted from increases in other receivables and prepaid expense of $50,416, in inventory of $200,787, in accounts payable from related party of $167,209, and in accrued liabilities and other payable of $123,208, and payments of lease liabilities of $186,473, partly offset by cash inflows from accounts receivable of $176,944, cash inflows from advances to suppliers of $49,587, cash inflows from accounts payable of $42,332 and unearned revenue of $192,689.

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

Net cash provided by (used in) investing activities

For the three months ended March 31, 2023 and 2022, net cash used in investing activities was $5,181 and $0. For the three months ended March 31, 2023, net cash used in investing activities included $1,746 for the purchase of fixed assets, and $3,435 cash disposed of at the termination of a subsidiary due to non-operation.

Net cash provided by (used in) financing activities

For the three months ended March 31, 2023, net cash provided by financing activities were the result of advances from related parties of $437,560.

For the quarter ended March 31, 2022, net cash provided by financing activities were the result of advances from related parties of $504,629.

We substantially depleted our available cash and working capital during 2022 supporting our operations and completing the acquisition of Runcangsheng and generated a $551,970 loss from operations in the first quarter of 2023. It is likely that Runcangsheng will require additional capital to achieve its short term operational goals and long range business plans. Further, we may need additional capital to maintain our other businesses. We may also have to raise additional financing as our working capital requirements are expected to increase in line with the growth of our business as a result of our acquisition of Runcangsheng. In the past we have funded our operations through the proceeds from private placements of equity and advances from our principal shareholder. Should we require capital to fund our business, we intend to finance our business by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders and could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

We are subject to all of the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy. Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of our business model is unproven. We may never ever achieve profitable operations. Our future operating results depend on many factors, including demand for our services, the level of competition, and the ability of our officers to manage our business and growth. As a result of the emerging nature of the market in which we compete, we may incur operating losses until such time as we can develop a substantial and stable revenue base. Additional development expenses may delay or negatively impact the ability of the Company to generate profits. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve or sustain profitability, or continue as a going concern.

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

Accounts Receivable

We maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2023 and December 31, 2022, the bad debt allowance was $230,076 and $272,550, respectively.

Revenue Recognition

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

Products

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

At March 31, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2023, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There is no pending litigation to which we are presently a party or to which our property is subject which is likely to have a material impact on our financial condition and management is not aware of any facts which are likely to result in such a litigation in the future.

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our 2022 Form 10-K, which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2022 Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2023, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017 as filed with the SEC on January 16, 2019).

3.4	Bylaws of the Registrant (incorporated by reference to Exhibit 3.6 to Amendment to Form S-1 filed with the SEC on January 17, 2023).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIXIN LIFE INTERNATIONAL, INC.

Dated: June 1, 2023	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

