Form 10-Q
period 2023-06-30
AiXin Life International, Inc.
filed 2023-08-18
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of August 11, 2023, there were outstanding 24,999,842 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

June 30, 2023

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

PART I - FINANCIAL INFORMATION

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$316,905	$510,128
Restricted cash	97,625	109,772
Accounts receivable, including related parties, net	345,500	562,581
Other receivables and prepaid expenses	66,331	42,631
Advances to suppliers, including related party	156,745	168,523
Inventory, net	625,752	499,252
Due from related parties	134,320	83,102
Total current assets	1,743,178	1,975,989

Property and equipment, net	1,701,307	1,971,793
Intangible asset, net	3,241	1,269
Goodwill, net	-	-
Deferred tax asset	13,934	15,556
Security deposit	82,744	86,992
Operating lease right-of-use assets	682,694	999,285
Total assets	$4,227,098	$5,050,884

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$470,770	$398,469
Accounts payable-related party	-	165,958
Unearned revenue	126,484	139,502
Taxes payable	103,636	104,100
Accrued liabilities and other payables	2,143,431	2,356,490
Government grant	903,962	950,371
Loan from third parties	82,744	86,992
Operating lease liabilities	601,626	883,583
Due to related parties	204,443	236,882
Total current liabilities	4,637,096	5,322,347
Operating lease liabilities - non-current	205,903	194,725
Total liabilities	4,842,999	5,517,072

Stockholders’ deficit
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 24,999,842 shares issued and outstanding as of June 30, 2023 and December 31, 2022	250	250
Additional paid in capital	14,789,653	14,458,583
Statutory reserve	151,988	151,988
Accumulated deficit	(15,757,028)	(15,249,858)
Accumulated other comprehensive income	199,236	172,849
Total stockholders’ deficit	(615,901)	(466,188)

Total liabilities and stockholders’ deficit	$4,227,098	$5,050,884

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Sales revenue:
Products	$1,085,527	$210,636	$1,507,823	$385,628
Room revenues	221,643	63,723	398,902	94,716
Food and beverage revenues	144,747	111,725	278,485	292,519
Others	24,140	34,803	45,560	66,702
Total revenue, net	1,476,057	420,887	2,230,770	839,565

Operating costs and expenses
Cost of goods sold	451,200	153,998	626,688	278,522
Hotel operating costs	462,780	418,100	940,574	929,719
Selling	226,575	200,032	417,848	389,618
General and administrative	355,422	274,675	768,481	519,471
(Reversal of) provision for bad debts	(8,037)	20,435	(51,853)	47,857
Stock-based compensation	92,885	92,885	185,770	185,770
Total operating costs and expenses	1,580,825	1,160,125	2,887,508	2,350,957

Loss from operations	(104,768)	(739,238)	(656,738)	(1,511,392)

Non-operating income (expenses)
Interest income	268	1,284	557	2,612
Other income	14,241	10,221	39,102	29,655
Other expenses	(2,380)	(63)	(4,887)	(260)
Total non-operating income, net	12,129	11,442	34,772	32,007

Loss before income tax	(92,639)	(727,796)	(621,966)	(1,479,385)

Income tax expense	4,907	473	5,364	965

Net loss	(97,546)	(728,269)	(627,330)	(1,480,350)

Other comprehensive items
Foreign currency translation gain (loss)	1,845	(44,948)	26,387	(13,084)

Comprehensive loss	$(95,701)	$(773,217)	$(600,943)	$(1,493,434)

Income per share - basic and diluted	$(0.004)	$(0.029)	$(0.025)	$(0.059)

Weighted average shares outstanding	24,999,842	24,999,842	24,999,842	24,999,842

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total

Balance at December 31, 2022	24,999,842	$250	$14,458,583	$151,988	$(15,249,858)	$172,849	$(466,188)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Disposal of subsidiary	-	-	-	-	120,160	-	120,160
Net loss	-	-	-	-	(529,784)	-	(529,784)
Foreign currency translation	-	-	-	-	-	24,542	24,542
Balance at March 31, 2023	24,999,842	250	14,551,468	151,988	(15,659,482)	197,391	(758,385)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Capital contribution	-	-	145,300	-	-	-	145,300
Net loss	-	-	-	-	(97,546)	-	(97,546)
Foreign currency translation	-	-	-	-	-	1,845	1,845
Balance at June 30, 2023	24,999,842	$250	$14,789,653	$151,988	$(15,757,028)	$199,236	$(615,901)

Balance at December 31, 2021	24,999,842	$250	$14,087,043	$151,988	$(8,880,613)	$710,823	$6,069,491
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(752,081)	-	(752,081)
Foreign currency translation	-	-	-	-	-	31,864	31,864
Balance at March 31, 2022	24,999,842	250	14,179,928	151,988	(9,632,694)	742,687	5,442,159
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(728,269)	-	(728,269)
Foreign currency translation	-	-	-	-	-	(44,948)	(44,948)
Balance at June 30, 2022	24,999,842	$250	$14,272,813	$151,988	$(10,360,963)	$697,739	$4,761,827

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(627,330)	$(1,480,350)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193,427	57,219
(Reversal of) provision for bad debts	(51,853)	47,857
Provision for inventory reserve	12,026	-
Operating lease expense	417,369	449,445
Stock-based compensation	185,770	185,770
Deferred tax	902	965
Changes in assets and liabilities:
Accounts receivable	249,851	(65,284)
Other receivables and prepaid expenses	(46,276)	92,619
Advances to suppliers, including related party	24,890	12,043
Inventory	(170,052)	(72,168)
Accounts payable	98,150	89,349
Accounts payable - related party	(165,172)	-
Unearned revenue	(6,552)	(10,099)
Taxes payable	4,839	(7,034)
Payment of lease liability	(405,079)	(418,711)
Accrued liabilities and other payables	(65,670)	346,883
Net cash used in operating activities	(350,760)	(771,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash disposed at disposal of subsidiary	(3,392)	-
Purchase of property and equipment	(10,627)	-
Purchase of intangible asset	(2,647)	-
Net cash used in investing activities	(16,666)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related parties	39,677	779,015
Capital contribution	144,300	-
Net cash provided by financing activities	183,977	779,015

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND RESTRICTED CASH	(21,921)	(417,088)

NET DECREASE IN CASH AND RESTRICTED CASH	(205,370)	(409,569)

CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	619,900	8,600,853

CASH AND RESTRICTED CASH, END OF PERIOD	$414,530	$8,191,284

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

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

The Company has suffered losses from operations of $104,768 and $739,238 for the three months ended June 30, 2023 and 2022, and $656,738 and $1,511,392 for the six months ended June 30, 2023 and 2022, respectively, and used net cash in operating activities of $350,760 and $771,496 for the six months ended June 30, 2023 and 2022, respectively, and has an accumulated deficit of $15,757,028 as of June 30, 2023. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. From January 1, 2023 through June 30, 2023, the Company’s cash and cash equivalents decreased from $510,128 to $316,905 mainly due to operating losses, and the use of cash to support operating activities.

Management believes that it has developed a liquidity plan, summarized below, that, if executed successfully, should provide sufficient liquidity to meet the Company’s obligations as they become due for a reasonable period of time, and allow the development of its core business. The plan includes:

● Gaining positive cash-inflow from operating activities through continuous cost reductions and the sales of higher margin products.

● Raising cash through loans from related parties and potential equity offerings.

While the Company’s management believes that the measures in its liquidity plan including those described above will be adequate to satisfy its liquidity requirements for the twelve months after the date that these financial statements are issued, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on its business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

The Invasion of Ukraine

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2023 and December 31, 2022, the bad debt allowance was $200,044 and $272,550 respectively.

The following table summarizes the activity related to the Company’s Accounts Receivable allowance for doubtful accounts for the six months ended June 30, 2023 and 2022:

	For the Six Months ended June 30,
	2023	2022

Beginning balance	$272,550	$213,787
(Reversal of) provision for bad debts	-	47,857
Recoveries/Write offs	(51,853)	-
Effect of translation	(20,653)	(11,933)
Ending balance	$200,044	$249,711

Inventories

Inventories mainly consists of health supplements, drugs, pharmaceutical and nutritional products, food and beverage, hotel supplies and consumables. Inventories are valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded provision for inventory reserve of $12,026 and $0 for the six months ended June 30, 2023 and 2022, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2023 and December 31, 2022, there were no significant impairments of its long-lived assets.

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

The goodwill write-down was reflected as an impairment loss, $3,823,770, in non-operating expenses in the statement of operations and comprehensive income (loss) during the year ended December 31, 2022.

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

At June 30, 2023 and December 31, 2022, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Manufacture and Sale

The Company’s new subsidiary Runcangsheng recognizes revenue at the time products are shipped as this satisfies its performance obligation. The Company records a receivable for its sales when it has an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 13% unless it is a qualified small business subject to exemption.

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

During the three and six months ended June 30, 2023 and 2022, the Company had no customer that accounted for over 10% of its total revenue.

During the three months ended June 30, 2023, the Company had one supplier that accounted for 15% of its total purchases.

During the six months ended June 30, 2023, the Company had two suppliers that accounted for 15% and 13%, respectively, of its total purchases.

During the three months ended June 30, 2022, the Company had one supplier that accounted for 23% of its total purchases.

During the six months ended June 30, 2022, the Company had one supplier that accounted for 12% of its total purchases.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of June 30, 2023 and December 31, 2022. Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accrued liabilities and accounts payable, approximate their fair value due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. The carrying amounts reported in the consolidated balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their fair value because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

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

As of June 30, 2023 and December 31, 2022, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 consisted of net income (loss) and foreign currency translation adjustments.

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

As of June 30, 2023 and December 31, 2022, the Company did not have any potentially dilutive instruments.

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

The following table shows the Company’s operations by business segment for the three months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,
	2023	2022
Net revenue
Products	$692,709	$16,591
Pharmacies	305,186	194,045
Hotel	390,530	210,251
Manufacture and sale	87,632	-
Total revenues, net	$1,476,057	$420,887

Operating costs and expenses
Products
Cost of goods sold	$264,794	$3,735
Operating expenses	460,255	362,220
Pharmacies
Cost of goods sold	181,875	150,263
Operating expenses	57,198	153,842
Hotel
Hotel operating costs	462,780	418,100
Operating expenses	53,245	71,965
Manufacture and sale
Cost of goods sold	4,531	-
Operating expenses	96,147	-
Total operating costs and expenses	$1,580,825	$1,160,125

Loss from operations
Products	$(32,340)	$(349,364)
Pharmacies	66,113	(110,060)
Hotel	(125,495)	(279,814)
Manufacture and sale	(13,046)	-
Loss from operations	$(104,768)	$(739,238)

The following table shows the Company’s operations by business segment for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30,
	2023	2022
Net revenue
Products	$855,969	$32,689
Pharmacies	528,702	352,939
Hotel	722,947	453,937
Manufacture and sale	123,152	-
Total revenues, net	$2,230,770	$839,565

Operating costs and expenses
Products
Cost of goods sold	$299,528	$8,418
Operating expenses	828,044	660,261
Pharmacies
Cost of goods sold	320,508	270,104
Operating expenses	246,194	323,151
Hotel
Hotel operating costs	940,574	929,719
Operating expenses	44,360	159,304
Manufacture and sale
Cost of goods sold	6,652	-
Operating expenses	201,648	-
Total operating costs and expenses	$2,887,508	$2,350,957

Loss from operations
Products	$(271,603)	$(635,990)
Pharmacies	(38,000)	(240,316)
Hotel	(261,987)	(635,086)
Manufacture and sale	(85,148)	-
Loss from operations	$(656,738)	$(1,511,392)

Segment assets	As of June 30, 2023	As of December 31, 2022
Products	$358,219	$410,754
Pharmacies	693,631	758,675
Hotel	677,666	970,385
Manufacture and sale	2,497,582	2,911,070
Total assets	$4,227,098	$5,050,884

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its FV, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The adoption of ASU 2017-04 is not expected to have any impact on the Company’s consolidated financial statements presentation or disclosures.

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

3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Deposits	$12,320	$15,546
Prepaid expenses	19,768	9,490
Employees’ social insurance	9,904	10,124
Others	24,339	7,471
Total	$66,331	$42,631

4. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $156,745 and $168,523 as of June 30, 2023 and December 31, 2022, respectively. Advances to suppliers primarily include prepayments for products expected to be delivered subsequent to balance sheet dates.

5. INVENTORIES

Inventories consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Raw material	$142,571	$62,462
Work in process	2,742	15,315
Finished goods-health supplements	-	521
Drugs, pharmaceutical and nutritional products	491,936	412,129
Food and beverage, hotel supplies and consumables	70,211	82,646
Total	$707,460	$573,073
Less: reserve for inventory	81,708	73,821
Total inventories, net	$625,752	$499,252

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Vehicles	$405,993	$426,836
Office furniture	78,518	82,549
Electronic equipment	21,231	20,607
Machinery	1,184,382	1,241,778
Leasehold improvements	1,083,462	1,139,087
Other	21,914	17,485
Total	2,795,500	2,928,342
Less: Accumulated depreciation	(1,094,193)	(956,549)
Property and equipment, net	$1,701,307	$1,971,793

Depreciation expense for the three months ended June 30, 2023 and 2022 was $88,509 and $26,947, respectively.

Depreciation expense for the six months ended June 30, 2023 and 2022 was $192,909 and $55,925, respectively

7. INTANGIBLE ASSET, NET

Intangible asset consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Software	$10,675	$8,564
Less: Accumulated amortization	(7,434)	(7,295)
Intangible asset, net	$3,241	$1,269

Amortization expense for the three months ended June 30, 2023 and 2022 was $357 and $633, respectively.

Amortization expense for the six months ended June 30, 2023 and 2022 was $518 and $1,294, respectively.

8. TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Value-added	$57,316	$56,806
Income	29,409	30,919
City construction	4,148	3,746
Education	2,966	2,184
Other	9,797	10,445
Taxes payable	$103,636	$104,100

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Accrued employees’ social insurance	$250,302	$270,349
Accrued payroll and commission	347,562	307,331
Accrued rent expense	49,916	32,746
Construction payable	1,217,754	1,384,674
Payable for equipment purchase	23,689	32,278
Accrued professional fees	194,393	233,894
Deposit	11,084	11,308
Other payables	48,731	83,910
Total	$2,143,431	$2,356,490

10. LOAN FROM THIRD PARTIES

As of June 30, 2023 and December 31, 2022, the Company had advances from unrelated third parties of Aixin Shangyan Hotel in an aggregate amount $82,744 and $86,992, respectively. There was no written agreement, and these loans are payable on demand and bear no interest.

11. LEASE

AiXinZhonghong leases its office on a monthly basis. AiXinZhonghong also has operating leases for other sales locations under various operating lease arrangements. The leases have remaining lease terms of approximately 0.25 to 4.92 years.

Aixin Shangyan Hotel leases its hotel premises under an operating lease arrangement. The lease has a remaining lease term of approximately 0.50 years.

Aixintang Pharmacies lease retail pharmacy stores under operating lease arrangements, with remaining lease terms of 1.46 to 3.17 years.

Runcangsheng leases its office under an operating lease arrangement. The lease has a remaining lease term of approximately 2.67 years.

Balance sheet information related to the Company’s leases is presented below:

	June 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$682,694	$999,285

Operating lease liabilities – current	$601,626	$883,583
Operating lease liability – non-current	205,903	194,725
Total operating lease liabilities	$807,529	$1,078,308

The following provides details of the Company’s lease expenses:

	Three Months Ended June 30,
	2023	2022
Operating lease expenses	$207,035	$220,203

	Six Months Ended June 30,
	2023	2022
Operating lease expenses	$417,369	$449,445

Other information related to leases is presented below:

	Six Months Ended June 30,
	2023	2022
Cash Paid for Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$405,079	418,711

Weighted Average Remaining Lease Term:
Operating leases	1.46 years	1.91 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2023 (excluding the six months ended June 30, 2023)	$543,223
2024	150,094
2025	88,611
2026	37,969
2027	8,274
Thereafter	3,448
Total lease payments	831,619
Less: imputed interest	(24,090)
Total lease liabilities	807,529
Less: current portion	(601,626)
Lease liabilities – non-current portion	$205,903

12. RELATED PARTY TRANSACTIONS

Advances to supplier – related party

Advances to supplier – related party consisted of the following as of the periods indicated:

	June 30, 2023	December 31, 2022
Chengdu Aixin International Travel Service Co., Ltd	$25,453	$-

Accounts payable – related party

Accounts payable – related party consisted of the following as of the periods indicated:

	June 30, 2023	December 31, 2022
Luquan Shengcaofeng Biotechnology Co., Ltd.	$-	$165,958

Luquan Shengcaofeng Biotechnology Co., Ltd. is an entity controlled by Mr. Huiliang Jiao, a Director of the Company.

Due from related parties

Due from related parties consisted of the following as of the periods indicated:

	June 30, 2023	December 31, 2022
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$4,925	$9,708
Sichuan Aixin Investment Co., Ltd	8,978	145
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	27,302	26,125
Chengdu WenJiang Aixin Huiwan Pharmacy Co., Ltd.	459	-
Chengdu Xilongwan Pharmacy Co., Ltd.	414	-
Chengdu Heshengyuan Pharmacy Co., Ltd.	2,069	-
Chengdu Zhiweibing Pharmacy Co., Ltd.	4,156	-
Chengdu Tongtai Tang Pharmacy Co. Ltd.	1,089	-
Chengdu city Wuhou District Xiaofei Pharmacy Co., Ltd	4,982	-
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	26,126	34,622
Chengdu Cigu Foshou Pharmacy	1,514	-
Mianyang Aixin Cunshan Pharmacy	1,540	-
Chengdu Aixin International Travel Service Co., Ltd	359
Chengdu Lisheng Huiren Tang Pharmacy Co., Ltd.	50,407	12,502
Total	$134,320	$83,102

Due to related parties

Due to related parties consisted of the following as of the periods indicated:

	June 30, 2023	December 31, 2022
Quanzhong Lin	$109,354	$140,644
Yirong Shen	85,502	89,892
Tianming Long	1,040	-
Sichuan Yunxi Pharmacy Co. Ltd	1,931	-
Chengdu Yi Yan Tang Pharmacy Co. Ltd.	1,635	-
Chengdu Aixin International travel service Co, Ltd	4,981	6,346
Total	$204,443	$236,882

The amouints due to and from related parties were for working capital purposes, payable on demand, and bear no interest. All the related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, President and major shareholder of Aixin Life). Yirong Shen was a major shareholder of Aixin Shangyan Hotel prior to the closing of Hotel Purchase Agreement, and she serves as the supervisor of Aixin Shangyan Hotel. Tianming Long is a branch manager of Aixintang Pharmacies.

Office leases

In May 2014, the Company entered a lease with its major shareholder for an office. The lease term was for three years expiring in May 2017 with an option to renew. The monthly rent was RMB 5,000 ($690). The Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease until May 28, 2028 with monthly rent of RMB 5,000 ($690), payable quarterly. The future annual minimum lease payments at June 30, 2023 are $8,274, $8,274, $8,274, $8,274, and $7,585 for each of the years ended June 30, 2024, 2025, 2026, 2027, and 2028, respectively.

Runcangsheng has an office lease with Xiaoyan Zhou, wife of Huiliang Jiao, the Company’s Director, from March 2020 to February 2023 with a monthly rent of RMB 3,000 ($414). Runcangsheng renewed the lease until February 28, 2026 with monthly rent of RMB 5,000 ($690). The future annual minimum lease payments at June 30, 2023 are $8,274, $8,274, and $5,516 for each of the years ended June 30, 2024, 2025, and 2026, respectively.

13. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the three and six months ended June 30, 2023 and 2022, and recorded income tax provision for the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the six and three months ended June 30, 2023 and 2022, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

As of June 30, 2023, and December 31, 2022, the Company had 24,999,842 common shares issued and outstanding.

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

For the three months ended June 30, 2023 and 2022, stock-based compensation expenses were $92,885 and $92,885, respectively. For the six months ended June 30, 2023 and 2022, stock-based compensation expenses were $185,770 and $185,770, respectively. As of June 30, 2023, unrecognized compensation expenses related to these stock awards are $486,897. These expenses are expected to be recognized over 1.32 years.

Capital Contribution

During the six months ended June 30, 2023, the Company received capital contributions in the aggregate amount of $145,300 from Yunnan Shengshengyuan and Yun Chen, the former shareholders of Runcangsheng (see Note 1), who remained as related parties of the Company after the completion of acquisition of Runcangsheng.

15. STATUTORY RESERVES

Pursuant to the PRC corporate law, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the three and six months ended June 30, 2023 and 2022, the Company make $0 and $0 contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the three and six months ended June 30, 2023 and 2022.

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

In November 2021, the Company and Mr. Quanzhong Lin agreed that Mr. Lin shall assume any losses arising from this legal proceeding. As such, the Company did not accrue contingent losses from this legal proceeding as of June 30, 2023.

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

The following condensed unaudited pro forma consolidated results of operations for the Company, Runcangsheng, Aixin Shangyan Hotel and Aixintang Pharmacies for the three and six months ended June 30, 2022 present the results of operations of the Company, Runcangsheng, Aixin Shangyan Hotel, and Aixintang Pharmacies as if the acquisition of Runcangsheng occurred on January 1, 2022, respectively.

The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the Three Months Ended June 30, 2022
Revenue	$548,308
Operating costs and expenses	1,336,027
Loss from operations	(787,719)
Other income	30,167
Income tax expense	473
Net loss	$(758,025)

For the Six Months Ended June 30, 2022
Revenue	$1,050,147
Operating costs and expenses	2,620,971
Loss from operations	(1,570,824)
Other income	50,768
Income tax expense	965
Net loss	$(1,521,021)

18. SUBSEQUENT EVENT

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our 2022 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

In March 2020, the World Health Organization announced that infections caused by the coronavirus disease of 2019 (“COVID-19”) had become pandemic and national, provincial and local authorities in China, including those whose jurisdictions include Chengdu, where our offices, hotel and pharmacies are located, adopted various regulations and orders, including “shelter in place” rules, restrictions on travel, mandates on the number of people that may gather in one location and closing non-essential businesses. Due to China’s enforcement of its zero-tolerance policy, Chengdu had been subject to shelter in place rules, lockdowns, restrictions on travel and other measures which negatively impacted our business operations. In particular, lockdowns, limitations on travel and limits on the number of people that may gather in one location negatively impacted our marketing efforts. China recently moved away from its reliance upon a “zero-tolerance” policy and suspended all Covid restrictions and it has been reported that the number of COVID-19 cases in China has surged after the government abandoned its zero-tolerance policy. It is likely that this sudden increase in COVID cases caused many individuals to voluntarily restrict their travel in the beginning of 2023 which could adversely impact many industries in China, including ours. Moreover, the perception that Covid-19 and other infectious diseases are on the rise, may make some potential customers reluctant to attend large gatherings or meet with members of our sales team which could limit our sales growth. We have implemented procedures to promote employee and customer safety. These measures do not significantly increase our operating costs.

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

Results of Operations

Three Months ended June 30, 2023 and 2022

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended June 30,
	2023		2022
	$	% of Revenue	$	% of Revenue
Revenue	$1,476,057	100%	$420,887	100%
Operating costs and expenses	1,580,825	107%	1,160,125	276%
Income (loss) from operations	(104,768)	(7)%	(739,238)	(176)%
Non-operating income, net	12,129	1%	11,442	3%
Loss before income tax	(92,639)	(7)%	(727,796)	(173)%
Income tax expense	4,907	-%	473	0.1%
Net loss	$(97,546)	(7)%	$(728,269)	(173)%

The following table shows our operations by business segment for the three months ended June 30, 2023 and 2022. Because Runcangsheng was acquired in September 2022, it did not contribute to our financial results for the three months ended June 30, 2022.

	For the Three Months Ended June 30,
	2023	2022
Net revenue
Products	$692,709	$16,591
Pharmacies	305,186	194,045
Hotel	390,530	210,251
Manufacture and sale	87,632	-
Total revenues, net	$1,476,057	$420,887

Operating costs and expenses
Products
Cost of goods sold	$264,794	$3,735
Operating expenses	460,255	362,220
Pharmacies
Cost of goods sold	181,875	150,263
Operating expenses	57,198	153,842
Hotel
Hotel operating costs	462,780	418,100
Operating expenses	53,245	71,965
Manufacture and sale
Cost of goods sold	4,531	-
Operating expense	96,147	-
Total operating costs and expenses	$1,580,825	$1,160,125

Loss from operations
Products	$(32,340)	$(349,364)
Pharmacies	66,113	(110,060)
Hotel	(125,495)	(279,814)
Manufacture and sale	(13,046)	-
Loss from operations	$(104,768)	$(739,238)

Revenue

Revenue was $1,476,057 in the three months ended June 30, 2023, compared to $420,887 in the same period of 2022, an increase of $1,055,170 or 251%. The increase in revenue was mainly due to increases in direct sales of our nutritional products, increases in revenues from our hotel and pharmacies, and the generation of revenue from the manufacture and sale of products by Runcangsheng which we did not own in the second quarter of 2022. For the three months ended June 30, 2023, we had $1,085,527 in product revenues (of which $692,709 were from direct sales, $305,186 were from sales at our pharmacies and $87,632 from manufacture and sale) and hotel revenue of $390,530. For three months ended of June 30, 2022, we had $210,636 product revenues (of which $16,591 were from direct sales and $194,045 represented sales at our pharmacies), and hotel revenue of $210,251.

Operation Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $451,200 for the three months ended June 30, 2023, compared to $153,998 for the three months ended June 30, 2022, an increase of $297,202 or 193%. The increase in our cost of goods sold is attributable to the increase in direct product sales, pharmacy sales and sales by Runcangsheng. The cost of goods sold for our direct product sales as a percentage of sales was 38% in 2023, compared to 23% for 2022. The cost of goods sold for products sold through our pharmacies as a percentage of pharmacy product sales was 60% in 2023, compared to 77% in 2022. The cost of goods sold as a percentage of sales by Runcangsheng was 5% in 2023, and no comparable costs were incurred in the three months ended June 30, 2022 as the acquisition of Runcangsheng was completed in the third quarter of 2022. We were able to lower our cost of goods sold and increase our profit margin significantly as a result of the manufacturing business we acquired when we purchased Runcangsheng, which enabled us to sell products we manufactured ourselves.

Hotel Operating Costs

Hotel operating costs were $462,780 and $418,100 for the three months ended June 30, 2023 and 2022. The increase in hotel operating costs was mainly due to the increase in the hotel sales for the three months ended June 30, 2023.

Operating Expenses

Operating expenses were $666,845 for the three months ended June 30, 2023, compared to $588,027 for the same period of 2022, an increase of $78,818 or 13%. The increase in operating expenses was mainly due to the inclusion of the operating expenses of Runcangsheng.

Loss from Operations

Loss from operations was $104,768 in the three months ended June 30, 2023, compared to $739,238 in the same period of 2022, a decrease of $634,470 or 86%. The decrease in our loss from operations for 2023 was due to the increases in our revenues which decreased the losses from our direct sales activities, pharmacies and hotel, which were partly offset by the loss incurred by our new subsidiary, Runcangsheng. All of our operations were materially adversely impacted by travel and work restrictions imposed in China and Chengdu to limit the spread of COVID-19 in 2022.

Non-operating Income

Non-operating income was $12,129 for the three months ended June 30, 2023, compared to $11,442 for the three months ended June 30, 2022. For the three months ended June 30, 2023, we had interest income of $268 and other income $14,241, partly offset by other expenses of $2,380. For the three months ended June 30, 2022, we had interest income of $1,284 and other income of $10,221, partly offset by other expenses of $63.

Income Tax Expense

Income tax expense was $4,907 and $473 for the three months ended June 30, 2023 and 2022, respectively, an increase of $4,434 or 937% for the three months ended June 30, 2023 compared with the same period of 2022.

Net Loss

Our net loss for the three months ended June 30, 2023 was $97,546, compared to a net loss of $728,269 in the same period of 2022, a decrease of $630,723 or 87%. The decrease in the three months ended June 30, 2023 was mainly due to the increased sales which was partly offset by increased operating costs and expenses as explained above.

Six Months ended June 30, 2023 and 2022

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Six Months Ended June 30,
	2023		2022
	$	% of Revenue	$	% of Revenue
Revenue	$2,230,770	100%	$839,565	100%
Operating costs and expenses	2,887,508	129%	2,350,957	280%
Income (loss) from operations	(656,738)	(29)%	(1,511,392)	(180)%
Non-operating income, net	34,772	2%	32,007	4%
Loss before income tax	(621,966)	(28)%	(1,479,385)	(176)%
Income tax expense	5,364	-%	965	-%
Net loss	$(627,330)	(28)%	$(1,480,350)	(176)%

The following table shows our operations by business segment for the six months ended June 30, 2023 and 2022. Because Runcangsheng was acquired in September 2022, it did not contribute to our financial results for the six months ended June 30, 2022.

	For the Six Months Ended June 30,
	2023	2022
Net revenue
Products	$855,969	$32,689
Pharmacies	528,702	352,939
Hotel	722,947	453,937
Manufacture and sale	123,152	-
Total revenues, net	$2,230,770	$839,565

Operating costs and expenses
Products
Cost of goods sold	$299,528	$8,418
Operating expenses	828,044	660,261
Pharmacies
Cost of goods sold	320,508	270,104
Operating expenses	246,194	323,151
Hotel
Hotel operating costs	940,574	929,719
Operating expenses	44,360	159,304
Manufacture and sale
Cost of goods sold	6,652	-
Operating expenses	201,648	-
Total operating costs and expenses	$2,887,508	$2,350,957

Loss from operations
Products	$(271,603)	$(635,990)
Pharmacies	(38,000)	(240,316)
Hotel	(261,987)	(635,086)
Manufacture and sale	(85,148)	-
Loss from operations	$(656,738)	$(1,511,392)

Revenue

Revenue was $2,230,770 in the six months ending June 30, 2023, compared to $839,565 in the same period of 2022, an increase of $1,391,205 or 166%. Revenue in the 2nd quarter of 2023 was $1,476,057, an increase of 96% from revenues of $754,713 in the first quarter of 2023. The increase in revenue was mainly due to increases in direct sales of our nutritional products, increases in revenues from our hotel and pharmacies, and the generation of revenue from the manufacture and sale of products by Runcangsheng which we did not own in the first six months of 2022. For the six months ended of June 30, 2023, we had $1,507,823 in product revenues (of which $855,969 were from direct sales, $528,702 were from sales at our pharmacies and $123,152 from manufacture and sale) and hotel revenue of $722,947. For the six months ended of June 30, 2022, we had $385,628 product revenues (of which $32,689 were from direct sales and $352,939 represented sales at our pharmacies), and hotel revenue of $453,937.

Operation Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $626,688 for the six months ended June 30, 2023, compared to $278,522 for the six months ended June 30, 2022, an increase of $348,166 or 125%. The increase in our cost of goods sold is attributable to the increase in direct product sales, pharmacy sales and sales by Runcangsheng. The cost of goods sold for our direct product sales as a percentage of sales was 35% in 2023, compared to 26% for 2022. The cost of goods sold for products sold through our pharmacies as a percentage of pharmacy product sales was 61% in 2023, compared to 77% in 2022. The cost of goods sold as a percentage of sales by Runcangsheng was 5% in 2023, and no comparable costs were incurred in the six months ended June 30, 2022 as the acquisition of Runcangsheng was completed in the third quarter of 2022. We were able to lower our cost of goods sold and increase our profit margin significantly as a result of the manufacturing business we acquired when we purchased Runcangsheng, which enabled us to sell products we manufactured ourselves.

Hotel Operating Costs

Hotel operating costs were $940,574 and $929,719 for the six months ended June 30, 2023 and 2022. The increase in hotel operating costs was mainly due to the increase in hotel sales but was partly offset by decreases in the cost of food and fruits.

Operating Expenses

Operating expenses were $1,320,246 for the six months ended June 30, 2023, compared to $1,142,716 for the same period of 2022, an increase of $177,530 or 16%. The increase in operating expenses was mainly due to the inclusion of the operating expenses of Runcangsheng.

Loss from Operations

Loss from operations was $656,738 in the six months ended June 30, 2023, compared to $1,511,392 in the same period of 2022, a decrease of $854,654 or 57%. The decrease in our loss from operations for 2023 was due to the increases in our revenues which decreased the losses from our direct sales activities, pharmacies and hotel, which were partly offset by the loss incurred by our new subsidiary, Runcangsheng. All of our operations were materially adversely impacted by travel and work restrictions imposed in China and Chengdu to limit the spread of COVID-19 in 2022.

Non-operating Income

Non-operating income was $34,772 for the six months ended June 30, 2023, compared to $32,007 for the six months ended June 30, 2022. For the six months ended June 30, 2023, we had interest income of $557 and other income $39,102, partly offset by other expenses of $4,887. For the six months ended June 30, 2022, we had interest income of $2,612 and other income of $29,655, partly offset by other expenses of $260.

Income Tax Expense

Income tax expense was $5,364 and $965 for the six months ended June 30, 2023 and 2022, respectively, an increase of $4,399 or 456% for the six months ended June 30, 2023 compared with the same period of 2022.

Net Loss

Our net loss for the six months ended June 30, 2023 was $627,330, compared to a net loss of $1,480,350 in the same period of 2022, a decrease of $853,020 or 58%. The decrease in the six months ended June 30, 2023 was mainly due to the increased sales which was partly offset by increased operating costs and expenses as explained above.

Liquidity and Capital Resources

During the six months ended June 30, 2023, we used $350,760 in operations. As of June 30, 2023, cash and cash equivalents were $316,905 (excluding $97,625 of restricted cash), compared to $510,128 (excluding $109,772 of restricted cash) as of December 31, 2022. At June 30, 2023, we had a working capital deficit of $2,893,918 compared to $3,346,358 at December 31, 2022.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2023 and 2022, respectively.

	June 30, 2023	June 30, 2022
Net cash used in operating activities	$(350,760)	$(771,496)
Net cash used in investing activities	$(16,666)	$-
Net cash provided by financing activities	$183,977	$779,015

Net cash used in operating activities

For the six months ended June 30, 2023, net cash used in operating activities was $350,760. This reflects our net loss of $627,330, adjusted by non-cash related expenses including depreciation and amortization expense of $193,427, change in deferred tax of $902, bad debt reversal of $51,853, inventory impairment of $12,026, operating lease expense of $417,369 and stock-based compensation of $185,770, and then decreased by changes in working capital of $481,081. The cash outflow from changes in working capital mainly resulted from increases in other receivables and prepaid expense of $46,276, in unearned revenue of $6,552, in inventory of $170,052, in accounts payable from related party of $165,172, and in accrued liabilities and other payable of $65,670, and payments of lease liabilities of $405,079, partly offset by cash inflows from accounts receivable of $249,851, cash inflows from advances to suppliers, including related party of $24,890, cash inflows from accounts payable of $98,150 and taxes payable of $4,839.

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

Net cash used in investing activities

For the six months ended June 30, 2023 and 2022, net cash used in investing activities was $16,666 and $0. For the six months ended June 30, 2023, net cash used in investing activities included $10,627 for the purchase of fixed assets, $2,647 for the purchase of intangible assets, and $3,392 cash disposed of at the termination of a non-operating subsidiary.

Net cash provided by financing activities

For the six months ended June 30, 2023, net cash provided by financing activities were the result of advances from related parties of $39,677 and capital contributions of $144,300.

For the six months ended June 30, 2022, net cash provided by financing activities were the result of advances from related parties of $779,015.

We substantially depleted our available cash and working capital during 2022 supporting our operations and completing the acquisition of Runcangsheng and generated a $656,738 loss from operations in the first six months of 2023. It is likely that Runcangsheng will require additional capital to achieve its short term operational goals and long range business plans. Further, we may need additional capital to maintain our other businesses. We may also have to raise additional financing as our working capital requirements are expected to increase in line with the growth of our business as a result of our acquisition of Runcangsheng. In the past we have funded our operations through proceeds from private placements of equity and advances from our principal shareholder. Should we require capital to fund our business, we intend to finance our business by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders and could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Accounts Receivable

We maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2023 and December 31, 2022, the bad debt allowance was $200,044 and $272,550, respectively.

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

Manufacture and Sale

The Company’s new subsidiary Runcangsheng recognizes revenue at the time products are shipped as this satisfies its performance obligation. The Company records a receivable for the sales when it has an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of the Company’s products sold in China are subject to the PRC VAT of 13% unless it is a qualified small business subject to exemption.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act as of June 30, 2023, was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at June 30, 2023, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our 2022 Form 10-K and in the “Risk Factors” section in our registration Statement on Form S-1, as amended on July 25, 2023 (the “Registration Statement”), which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2022 Form 10-K, the Registration Statement, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

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

AIXIN LIFE INTERNATIONAL, INC.

Dated: August 18, 2023	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

