Form 10-Q
period 2023-09-30
AiXin Life International, Inc.
filed 2023-11-14
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

86-313-6732526

(Issuer’s telephone number)

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Common Stock, $0.00001 Par Value	AIXN	OTCQB

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of November 13, 2023, there were outstanding 24,999,842 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

September 30, 2023

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

PART I - FINANCIAL INFORMATION

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$412,659	$510,128
Restricted cash	85,676	109,772
Accounts receivable, including related parties, net	250,561	562,581
Other receivables and prepaid expenses, including related party	143,324	42,631
Advances to suppliers	144,613	168,523
Inventory, net	643,623	499,252
Due from related parties	384,588	83,102
Total current assets	2,065,044	1,975,989

Property and equipment, net	1,658,885	1,971,793
Intangible asset, net	2,840	1,269
Deferred tax asset	13,278	15,556
Security deposit	82,237	86,992
Operating lease right-of-use assets	457,793	999,285
Total assets	$4,280,077	$5,050,884

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$599,373	$398,469
Accounts payable-related party	-	165,958
Unearned revenue	466,804	139,502
Taxes payable	110,246	104,100
Accrued liabilities and other payables	2,136,132	2,356,490
Government grant	898,424	950,371
Loan from third parties	82,237	86,992
Operating lease liabilities	439,959	883,583
Due to related parties	333,919	236,882
Total current liabilities	5,067,094	5,322,347
Operating lease liabilities - non-current	158,069	194,725
Total liabilities	5,225,163	5,517,072

Stockholders’ deficit
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 24,999,842 shares issued and outstanding as of September 30, 2023 and December 31, 2022	250	250
Additional paid in capital	14,882,538	14,458,583
Statutory reserve	151,988	151,988
Accumulated deficit	(16,195,184)	(15,249,858)
Accumulated other comprehensive income	215,322	172,849
Total stockholders’ deficit	(945,086)	(466,188)

Total liabilities and stockholders’ deficit	$4,280,077	$5,050,884

AIXIN LIFE INTERNATIONAL, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Sales revenue:
Products	$897,457	$503,062	$2,405,280	$888,690
Room revenues	74,265	71,562	473,167	166,278
Food and beverage revenues	77,524	64,321	356,009	356,840
Others	17,673	33,841	63,233	100,543
Total revenue, net	1,066,919	672,786	3,297,689	1,512,351

Operating costs and expenses
Cost of goods sold	509,723	215,383	1,136,411	493,905
Hotel operating costs	447,419	404,322	1,387,993	1,334,041
Selling	210,906	193,820	628,754	583,438
General and administrative	499,638	232,642	1,268,119	752,113
(Reversal of) provision for bad debts	41,603	67,638	(10,250)	115,495
Stock-based compensation	92,885	92,885	278,655	278,655
Total operating costs and expenses	1,802,174	1,206,690	4,689,682	3,557,647

Loss from operations	(735,255)	(533,904)	(1,391,993)	(2,045,296)

Non-operating income (expenses)
Interest income	135	1,024	692	3,636
Impairment loss	-	(3,823,770)	-	(3,823,770)
Other income	13,293	12,134	52,395	41,789
Government grant income	284,321	-	284,321	-
Other expenses	(135)	(29,317)	(5,022)	(29,577)
Total non-operating income (loss), net	297,614	(3,839,929)	332,386	(3,807,922)

Loss before income tax	(437,641)	(4,373,833)	(1,059,607)	(5,853,218)

Income tax expense (benefit)	515	(322)	5,879	643

Net loss	(438,156)	(4,373,511)	(1,065,486)	(5,853,861)

Other comprehensive items
Foreign currency translation gain (loss)	16,086	(139,053)	42,473	(152,137)

Comprehensive loss	$(422,070)	$(4,512,564)	$(1,023,013)	$(6,005,998)

Loss per share - basic and diluted	$(0.018)	$(0.175)	$(0.043)	$(0.234)

Weighted average shares outstanding	24,999,842	24,999,842	24,999,842	24,999,842

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total

Balance at December 31, 2022	24,999,842	$250	$14,458,583	$151,988	$(15,249,858)	$172,849	$(466,188)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Disposal of subsidiary	-	-	-	-	120,160	-	120,160
Net loss	-	-	-	-	(529,784)	-	(529,784)
Foreign currency translation	-	-	-	-	-	24,542	24,542
Balance at March 31, 2023	24,999,842	250	14,551,468	151,988	(15,659,482)	197,391	(758,385)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Shareholder contribution	-	-	145,300	-	-	-	145,300
Net loss	-	-	-	-	(97,546)	-	(97,546)
Foreign currency translation	-	-	-	-	-	1,845	1,845
Balance at June 30, 2023	24,999,842	250	14,789,653	151,988	(15,757,028)	199,236	(615,901)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(438,156)	-	(438,156)
Foreign currency translation	-	-	-	-	-	16,086	16,086
Balance at September 30, 2023	24,999,842	$250	$14,882,538	$151,988	$(16,195,184)	$215,322	$(945,086)

Balance at December 31, 2021	24,999,842	$250	$14,087,043	$151,988	$(8,880,613)	$710,823	$6,069,491
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(752,081)	-	(752,081)
Foreign currency translation	-	-	-	-	-	31,864	31,864
Balance at March 31, 2022	24,999,842	250	14,179,928	151,988	(9,632,694)	742,687	5,442,159
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(728,269)	-	(728,269)
Foreign currency translation	-	-	-	-	-	(44,948)	(44,948)
Balance at June 30, 2022	24,999,842	250	14,272,813	151,988	(10,360,963)	697,739	4,761,827
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(4,373,511)	-	(4,373,511)
Foreign currency translation	-	-	-	-	-	(139,053)	(139,053)
Balance at September 30, 2022	24,999,842	$250	$14,365,698	$151,988	$(14,734,474)	$558,686	$342,148

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,065,486)	$(5,853,861)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	308,114	82,921
(Reversal of) provision for bad debts	(10,250)	115,495
Provision for inventory reserve	8,558	-
Operating lease expense	618,085	632,496
Stock based compensation	278,655	278,655
Deferred tax	1,481	1,419
Impairment loss	-	3,823,770
Government grant income	(284,321)	-
Changes in assets and liabilities:
Accounts receivable	313,060	(126,720)
Accounts receivable - related parties	(11,434)	-
Other receivables and prepaid expenses	(18,596)	100,801
Prepaid expense - related party	(97,872)	-
Advances to suppliers	133,520	13,038
Inventory	(186,658)	(192,791)
Accounts payable	233,112	58,507
Accounts payable - related party	(162,768)	143,242
Unearned revenue	347,347	(9,444)
Taxes payable	12,273	(187,009)
Payment of lease liability	(500,056)	(525,979)
Accrued liabilities and other payables	(136,638)	232,910
Net cash used in operating activities	(219,874)	(1,412,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash disposed at disposal of subsidiary	(3,341)	-
Cash acquired at acquisition of subsidiaries	-	446,381
Purchase of property and equipment	(212,607)	(52,485)
Purchase of intangible asset	(2,608)	-
Net cash used in investing activities	(218,556)	393,896

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advance from related parties	(79,072)	(1,525,860)
Capital contribution	142,200	-
Proceeds from government grant	284,321	-
Net cash provided by (used in) financing activities	347,449	(1,525,860)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(30,584)	(677,533)

NET DECREASE IN CASH & RESTRICTED CASH	(121,565)	(3,222,047)

CASH & RESTRICTED CASH, BEGINNING OF PERIOD	619,900	8,600,853

CASH & RESTRICTED CASH, END OF PERIOD	$498,335	$5,378,806

Supplemental Cash flow data:
Income tax paid	$4,398	$72,495
Interest paid	$-	$-

Non-cash investing and financing activities:
Accrual of unpaid investment in subsidiary	$-	$3,907,139
Investment in subsidiary paid by shareholder on behalf of the Company	$-	$734,290

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

The Company has suffered net losses of $438,156 and $4,373,511 for the three months ended September 30, 2023 and 2022, and $1,065,486 and $5,853,861 for the nine months ended September 30, 2023 and 2022, respectively, and used net cash in operating activities of $219,874 and $1,412,550 for the nine months ended September 30, 2023 and 2022, respectively, and has an accumulated deficit of $16,195,184 as of September 30, 2023. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. From January 1, 2023 through September 30, 2023, the Company’s cash and cash equivalents decreased from $510,128 to $412,659 mainly due to operating losses, and the use of cash to support operating activities.

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

Global Uncertainties

The Company’s liquidity may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as a widespread health crisis, the continuation of the war in the Ukraine or the conflict in Palestine, the outbreak of another conflict or the expansion of the conflict in Palestine to other countries, the ongoing tensions between the United States and China, the Russian Federation and certain countries in the Middle East, increases in inflation, and other risks detailed in in the Company’s Annual Report on Form 10-K or other reports filed with the Securities and Exchange Commission.

While the invasion of Ukraine, the conflict in Palestine and responses thereto have not interrupted the Company’s operations, these or future developments which disrupt the international financial markets could make it difficult to access debt and equity capital on attractive terms, if at all, and impact the Company’s ability to fund business activities, including proposed acquisitions.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2023 and December 31, 2022, the bad debt allowance was $247,753 and $272,550 respectively.

The following table summarizes the activity related to the Company’s Accounts Receivable allowance for doubtful accounts for the nine months ended September 30, 2023 and 2022:

	For the nine Months ended September 30,
	2023	2022

Beginning balance	$272,550	$213,787
Provision for bad debts	62,100	115,495
Acquisition of subsidiary	-	185,561
Recoveries/Write offs	(72,350)	-
Effect of translation	(14,547)	(31,497)
Ending balance	$247,753	$483,346

Inventories

Inventories mainly consists of health supplements, drugs, pharmaceutical and nutritional products, food and beverage, hotel supplies and consumables. Inventories are valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded provision for inventory reserve of $8,558 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2023 and December 31, 2022, there were no significant impairments of its long-lived assets.

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

At September 30, 2023 and December 31, 2022, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

During the three and nine months ended September 30, 2023 and 2022, the Company had no customer that accounted for over 10% of its total revenue.

During the three months ended September 30, 2023, the Company had one supplier that accounted for 20% of its total purchases.

During the nine months ended September 30, 2023, the Company had two suppliers that accounted for 15% and 12%, respectively, of its total purchases.

During the three months ended September 30, 2022, the Company had one supplier that accounted for 35% of its total purchases.

During the nine months ended September 30, 2022, the Company had one supplier that accounted for 20% of its total purchases.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of September 30, 2023 and December 31, 2022. Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

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

As of September 30, 2023 and December 31, 2022, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022 consisted of net income (loss) and foreign currency translation adjustments.

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

As of September 30, 2023 and December 31, 2022, the Company did not have any potentially dilutive instruments.

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

The following table shows the Company’s operations by business segment for the three months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,
	2023	2022
Net revenue
Products	$208,699	$338,327
Pharmacies	273,416	164,735
Hotel	169,462	169,724
Manufacture and sale	415,342	-
Total revenues, net	$1,066,919	$672,786

Operating costs and expenses
Products
Cost of goods sold	$67,709	$90,391
Operating expenses	421,417	301,624
Pharmacies
Cost of goods sold	126,459	124,992
Operating expenses	115,006	144,164
Hotel
Hotel operating costs	447,419	404,322
Operating expenses	61,859	141,197
Manufacture and sale
Cost of goods sold	315,555	-
Operating expenses	246,750	-
Total operating costs and expenses	$1,802,174	$1,206,690

Income (loss) from operations
Products	$(280,427)	$(53,688)
Pharmacies	31,951	(104,421)
Hotel	(339,816)	(375,795)
Manufacture and sale	(146,963)	-
Loss from operations	$(735,255)	$(533,904)

The following table shows the Company’s operations by business segment for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30,
	2023	2022
Net revenue
Products	$1,064,668	$371,016
Pharmacies	802,118	517,674
Hotel	892,409	623,661
Manufacture and sale	538,494	-
Total revenues, net	$3,297,689	$1,512,351

Operating costs and expenses
Products
Cost of goods sold	$367,237	$98,809
Operating expenses	1,249,461	961,885
Pharmacies
Cost of goods sold	446,967	395,096
Operating expenses	361,200	467,315
Hotel
Hotel operating costs	1,387,993	1,334,041
Operating expenses	106,219	300,501
Manufacture and sale
Cost of goods sold	322,207	-
Operating expenses	448,398	-
Total operating costs and expenses	$4,689,682	$3,557,647

Loss from operations
Products	$(552,030)	$(689,678)
Pharmacies	(6,049)	(344,737)
Hotel	(601,803)	(1,010,881)
Manufacture and sale	(232,111)	-
Loss from operations	$(1,391,993)	$(2,045,296)

Segment assets	As of September 30, 2023	As of December 31, 2022
Products	$288,375	$410,754
Pharmacies	726,904	758,675
Hotel	449,903	970,385
Manufacture and sale	2,814,895	2,911,070
Total assets	$4,280,077	$5,050,884

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

3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Deposits	$12,245	$15,546
Prepaid expenses, including related party	102,704	9,490
Employees’ social insurance	7,379	10,124
Others	20,996	7,471
Total	$143,324	$42,631

4. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $144,613 and $168,523 as of September 30, 2023 and December 31, 2022, respectively. Advances to suppliers primarily include prepayments for products and equipment expected to be delivered subsequent to balance sheet dates.

5. INVENTORIES

Inventories consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Raw material	$142,519	$62,462
Work in process	15,265	15,315
Finished goods-health supplements	-	521
Drugs, pharmaceutical and nutritional products	486,273	412,129
Food and beverage, hotel supplies and consumables	77,600	82,646
Total	$721,657	$573,073
Less: reserve for inventory	78,034	73,821
Total inventories, net	$643,623	$499,252

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Vehicles	$403,505	$426,836
Office furniture	78,037	82,549
Electronic equipment	21,101	20,607
Machinery	1,258,029	1,241,778
Leasehold improvements	1,076,824	1,139,087
Other	21,777	17,485
Total	2,859,273	2,928,342
Less: Accumulated depreciation	(1,200,388)	(956,549)
Property and equipment, net	$1,658,885	$1,971,793

Depreciation expense for the three months ended September 30, 2023 and 2022 was $114,300 and $25,111, respectively.

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $307,209 and $81,036, respectively

7. INTANGIBLE ASSET, NET

Intangible asset consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Software	$10,609	$8,564
Less: Accumulated amortization	(7,769)	(7,295)
Intangible asset, net	$2,840	$1,269

Amortization expense for the three months ended September 30, 2023 and 2022 was $387 and $591, respectively.

Amortization expense for the nine months ended September 30, 2023 and 2022 was $905 and $1,885, respectively.

8. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Value-added	$62,515	$56,806
Income	28,235	30,919
City construction	5,027	3,746
Education	2,193	2,184
Other	12,276	10,445
Taxes payable	$110,246	$104,100

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Accrued employees’ social insurance	$281,728	$270,349
Accrued payroll and commission	248,759	307,331
Accrued rent expense	74,415	32,746
Construction payable	1,196,037	1,384,674
Payable for equipment purchase	29,213	32,278
Accrued professional fees	247,786	233,894
Deposit	10,690	11,308
Other payables	47,504	83,910
Total	$2,136,132	$2,356,490

10. LOAN FROM THIRD PARTIES

As of September 30, 2023 and December 31, 2022, the Company had advances from unrelated third parties of Aixin Shangyan Hotel in an aggregate amount $82,237 and $86,992, respectively. There was no written agreement, and these loans are payable on demand and bear no interest.

11. LEASE

AiXinZhonghong leases its office on a monthly basis. AiXinZhonghong also has operating leases for other sales locations under various operating lease arrangements. The leases have remaining lease terms of approximately 0.58 to 2.69 years.

Aixin Shangyan Hotel leases its hotel premises under an operating lease arrangement. The lease has a remaining lease term of approximately 0.25 years.

Aixintang Pharmacies lease retail pharmacy stores under operating lease arrangements, with remaining lease terms of 1.21 to 2.92 years.

Runcangsheng leases its office under an operating lease arrangement. The lease has a remaining lease term of approximately 0.25 years.

Balance sheet information related to the Company’s leases is presented below:

	September 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$457,793	$999,285

Operating lease liabilities – current	$439,959	$883,583
Operating lease liability – non-current	158,069	194,725
Total operating lease liabilities	$598,028	$1,078,308

The following provides details of the Company’s lease expenses:

	Three Months Ended September 30,
	2023	2022
Operating lease expenses	$200,716	$183,051

	Nine Months Ended September 30,
	2023	2022
Operating lease expenses	$618,085	$632,496

Other information related to leases is presented below:

	Nine Months Ended September 30,
	2023	2022
Cash Paid for Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$500,056	525,979

Weighted Average Remaining Lease Term:
Operating leases	1.26 years	1.65 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2023 (excluding the nine months ended September 30, 2023)	$354,246
2024	130,992
2025	79,844
2026	36,366
2027	8,224
Thereafter	3,427
Total lease payments	613,099
Less: imputed interest	(15,071)
Total lease liabilities	598,028
Less: current portion	(439,959)
Lease liabilities – non-current portion	$158,069

12. RELATED PARTY TRANSACTIONS

Accounts receivable – related party

As of September 30, 2023 and December 31, 2022, accounts receivable from related parties were $11,030 and $42, respectively.

Prepaid expense – related party

Prepaid expense – related party consisted of the following as of the periods indicated:

	September 30, 2023	December 31, 2022
Chengdu Aixin International Travel Service Co., Ltd	$94,361	$-

Accounts payable – related party

Accounts payable – related party consisted of the following as of the periods indicated:

	September 30, 2023	December 31, 2022
Luquan Shengcaofeng Biotechnology Co., Ltd.	$-	$165,958

Luquan Shengcaofeng Biotechnology Co., Ltd. is an entity controlled by Mr. Huiliang Jiao, a Director of the Company.

Due from related parties

Due from related parties consisted of the following as of the periods indicated:

	September 30, 2023	December 31, 2022
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$7,573	$9,708
Sichuan Aixin Investment Co., Ltd	8,983	145
Huiliang Jiao	135,328	-
Xiaoyan Zhou	11,668	-
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	25,056	26,125
Chengdu WenJiang Aixin Huiwan Pharmacy Co., Ltd.	3,888	-
Chengdu Heshengyuan Pharmacy Co., Ltd.	3,379	-
Chengdu Zhiweibing Pharmacy Co., Ltd.	7,859	-
Chengdu Tongtai Tang Pharmacy Co. Ltd.	2,810	-
Chengdu city Wuhou District Xiaofei Pharmacy Co., Ltd	8,115	-
Chongqing Aixin Hui Pharmacy Co., Ltd.	402	-
Sichuan Xintang Xinfu Pharmacy Chain Co, Ltd	344	-
Sichuan Aixintang Xinfu Chain Pharmacy Co., Ltd.	302	-
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	26,822	34,622
Chengdu Cigu Foshou Pharmacy	2,028	-
Mianyang Aixin Cunshan Pharmacy	5,874	-
Chengdu Aixin International Travel Service Co., Ltd	356	-
Chengdu Lisheng Huiren Tang Pharmacy Co., Ltd.	133,801	12,502
Total	$384,588	$83,102

Due to related parties

Due to related parties consisted of the following as of the periods indicated:

	September 30, 2023	December 31, 2022
Quanzhong Lin	$243,323	$140,644
Yirong Shen	84,978	89,892
Sichuan Haosen Haichuan business management Co. Ltd	57	-
Sichuan Yunxi Pharmacy Co. Ltd	449	-
Chengdu Yi Yan Tang Pharmacy Co. Ltd.	162	-
Chengdu Aixin International travel service Co, Ltd	4,950	6,346
Total	$333,919	$236,882

The amounts due to and from related parties were for working capital purposes, payable on demand, and bear no interest. All the related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, President and major shareholder of Aixin Life). Yirong Shen was a major shareholder of Aixin Shangyan Hotel prior to the closing of Hotel Purchase Agreement, and she serves as the supervisor of Aixin Shangyan Hotel. Tianming Long is a branch manager of Aixintang Pharmacies. Mr. Huiliang Jiao is the Director of the Company. Xiaoyan Zhou is the wife of Mr. Huiliang Jiao.

Office leases

In May 2014, the Company entered a lease with its major shareholder for an office. The lease term was for three years expiring in May 2017 with an option to renew. The monthly rent was RMB 5,000 ($690). The Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease until May 28, 2028 with monthly rent of RMB 5,000 ($690), payable quarterly. The future annual minimum lease payments at September 30, 2023 are $8,224, $8,224, $8,224, $8,224, and $5,482 for each of the years ended September 30, 2024, 2025, 2026, 2027, and 2028, respectively.

Runcangsheng has an office lease with Xiaoyan Zhou, wife of Huiliang Jiao, the Company’s Director, from March 2020 to February 2023 with a monthly rent of RMB 3,000 ($414). Runcangsheng renewed the lease until February 28, 2026 with monthly rent of RMB 5,000 ($690). In July 2023, Xiaoyan Zhou entered into an agreement with Runcangsheng to increase the monthly rent for 2022 by RMB 2,000 and to change the lease expiration date to December 31, 2023. The lease will be converted to an annual contract starting from January 1, 2024.

13. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the three and nine months ended September 30, 2023 and 2022, and recorded income tax provision for the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three and nine months ended September 30, 2023 and 2022, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

As of September 30, 2023, and December 31, 2022, the Company had 24,999,842 common shares issued and outstanding.

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

For the three months ended September 30, 2023 and 2022, stock-based compensation expenses were $92,885 and $92,885, respectively. For the nine months ended September 30, 2023 and 2022, stock-based compensation expenses were $278,655 and $278,655, respectively. As of September 30, 2023, unrecognized compensation expenses related to these stock awards are $394,012. These expenses are expected to be recognized over 1.07 years.

Capital Contribution

During the nine months ended September 30, 2023, the Company received capital contributions in the aggregate amount of $145,300 from Yunnan Shengshengyuan and Yun Chen, the former shareholders of Runcangsheng (see Note 1), who remained as related parties of the Company after the completion of acquisition of Runcangsheng.

15. STATUTORY RESERVES

Pursuant to the PRC corporate law, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the three and nine months ended September 30, 2023 and 2022, the Company made $0 and $0 contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the three and nine months ended September 30, 2023 and 2022.

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

In November 2021, the Company and Mr. Quanzhong Lin agreed that Mr. Lin shall assume any losses arising from this legal proceeding. As such, the Company did not accrue contingent losses from this legal proceeding as of September 30, 2023.

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

The following condensed unaudited pro forma consolidated results of operations for the Company, Runcangsheng, Aixin Shangyan Hotel and Aixintang Pharmacies for the three and nine months ended September 30, 2022 present the results of operations of the Company, Runcangsheng, Aixin Shangyan Hotel, and Aixintang Pharmacies as if the acquisition of Runcangsheng occurred on January 1, 2022, respectively.

The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the Three Months Ended September 30, 2022
Revenue	$804,470
Operating costs and expenses	1,205,371
Loss from operations	(400,901)
Other expense	(25,455)
Income tax expense (benefit)	(322)
Net loss	$(426,034)

For the Nine Months Ended September 30, 2022
Revenue	$1,854,617
Operating costs and expenses	3,826,342
Loss from operations	(1,971,725)
Other income	25,313
Income tax expense	643
Net loss	$(1,947,055)

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

Pursuant to an Equity Transfer Agreement (the “Transfer Agreement”), on September 30, 2022, we acquired all of the outstanding equity of Yunnan Runcangsheng Technology Co., Ltd (“Runcangsheng”) for RMB 31,557,820 (approximately USD$4.4 million), reduced by $116,802 the excess of the estimated net worth of Runcangsheng over its audited net worth as of December 31, 2021. In addition to transferring their respective equity interest in Runcangsheng, both Sellers agreed to forgive any loans due to them from Runcangsheng. Runcangsheng operates a 13,000 square meter production facility, which houses R&D centers, extraction facilities, preparation workshops and a warehouse. Runcangsheng has more than 30 sub brands and operates planting facilities where it grows some of the key ingredients used in its products. Many of the products it has developed are specifically targeted to alleviate symptoms associated with the increasingly competitive and pressured lifestyle of the Chinese middle class.

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

Results of Operations

Three Months ended September 30, 2023 and 2022

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue. Because Runcangsheng was acquired in September 2022, it did not contribute to our financial results for the three months ended September 30, 2022. Certain columns may not add due to rounding:

	Three Months Ended September 30,
	2023		2022
	$	% of Revenue	$	% of Revenue
Revenue	$1,066,919	100%	$672,786	100%
Operating costs and expenses	1,802,174	169%	1,206,690	179%
Income (loss) from operations	(735,255)	(69)%	(533,904)	(79)%
Non-operating income (expenses), net	297,614	28%	(3,839,929)	(571)%
Loss before income tax	(437,641)	(41)%	(4,373,833)	(650)%
Income tax expense (benefit)	515	0.05%	(322)	(0.05)%
Net loss	$(438,156)	(41)%	$(4,373,511)	(650)%

The following table shows our operations by business segment for the three months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,
	2023	2022
Net revenue
Products	$208,699	$338,327
Pharmacies	273,416	164,735
Hotel	169,462	169,724
Manufacture and sale	415,342	-
Total revenues, net	$1,066,919	$672,786

Operating costs and expenses
Products
Cost of goods sold	$67,709	$90,391
Operating expenses	421,417	301,624
Pharmacies
Cost of goods sold	126,459	124,992
Operating expenses	115,006	144,164
Hotel
Hotel operating costs	447,419	404,322
Operating expenses	61,859	141,197
Manufacture and sale
Cost of goods sold	315,555	-
Operating expense	246,750	-
Total operating costs and expenses	$1,802,174	$1,206,690

Income (loss) from operations
Products	$(280,427)	$(53,688)
Pharmacies	31,951	(104,421)
Hotel	(339,816)	(375,795)
Manufacture and sale	(146,963)	-
Loss from operations	$(735,255)	$(533,904)

Revenue

Revenue was $1,066,919 in the three months ended September 30, 2023, compared to $672,786 in the same period of 2022, an increase of $394,133 or 59%. The increase in revenue was mainly due to increases in revenues from our hotel and pharmacies, and the generation of revenue from the manufacture and sale of products by Runcangsheng which we did not own in the third quarter of 2022; however, the increased revenue was partly offset by a decrease in direct sales of our nutritional products. For the three months ended September 30, 2023, we had $897,457 in product revenues (of which $208,699 were from direct sales, $273,416 were from sales at our pharmacies, and $415,342 from sales by Runcangsheng) and hotel revenue of $169,462. For three months ended September 30, 2022, we had $503,062 in product revenues (of which $338,327 were from direct sales and $164,735 were from sales at our pharmacies), and hotel revenue of $169,724.

Operation Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $509,723 for the three months ended September 30, 2023, compared to $215,383 for the three months ended September 30, 2022, an increase of $294,340 or 137%. The increase in our cost of goods sold is attributable to the increase in pharmacy sales and sales by Runcangsheng, which was partly offset by decreased direct product sales. The cost of goods sold for our direct product sales as a percentage of sales was 32% in 2023, compared to 27% for 2022. The cost of goods sold for products sold through our pharmacies as a percentage of pharmacy product sales was 46% in 2023, compared to 76% in 2022. The cost of goods sold as a percentage of sales by Runcangsheng was 76% in 2023, and no comparable costs were incurred in the three months ended September 30, 2022 as the acquisition of Runcangsheng was completed in the third quarter of 2022. We were able to lower our cost of goods sold and increase our profit margin at our pharmacies significantly as a result of the manufacturing business we acquired when we purchased Runcangsheng, which enabled us to sell products we manufactured.

Hotel Operating Costs

Hotel operating costs were $447,419 and $404,322 for the three months ended September 30, 2023 and 2022. The increase in hotel operating costs was mainly due to an increase in payroll expense of $17,904, increased rent expense of $16,949 and increased other expenses of $8,244 for the three months ended September 30, 2023.

Operating Expenses

Operating expenses were $845,032 for the three months ended September 30, 2023, compared to $586,985 for the same period of 2022, an increase of $258,047 or 44%. The increase in operating expenses was mainly due to the inclusion of the operating expenses of Runcangsheng.

Loss from Operations

Loss from operations was $735,255 in the three months ended September 30, 2023, compared to $533,904 in the same period of 2022, an increase of $201,351 or 38%. The increase in our loss from operations for 2023 was due to the increased loss from our direct sales activities and the loss incurred by our new subsidiary Runcangsheng, which was partly offset by increased revenue and increased operating income from our pharmacies.

Non-operating Income

Non-operating income was $297,614 for the three months ended September 30, 2023, compared to net-operating expense of $3,839,929 for the three months ended September 30, 2022. For the three months ended September 30, 2023, we had interest income of $135 and other income $297,614, partly offset by other expenses of $135. For the three months ended September 30, 2023, other income mainly consisted of a government grant of $284,321. For the three months ended September 30, 2022, we had an impairment loss of $3,823,770 attributed to the acquisition of Runcangsheng and other expenses of $29,317, partly offset by interest income of $1,024 and other income of $12,134.

Income Tax Expense

Income tax expense was $515 and our income tax benefit was $322 for the three months ended September 30, 2023 and 2022, respectively, an increase of $837 or 260% for the three months ended September 30, 2023 compared with the same period of 2022.

Net Loss

Our net loss for the three months ended September 30, 2023 was $438,156, compared to a net loss of $4,373,511 in the same period of 2022, a decrease of $3,935,355 or 90%. The decrease in the three months ended September 30, 2023 was mainly due to increased sales and that there was no impairment loss recorded in 2023, partly offset by increased operating costs and expenses as explained above.

Nine Months ended September 30, 2023 and 2022

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue. Because Runcangsheng was acquired in September 2022, it did not contribute to our financial results for the nine months ended September 30, 2022., Certain columns may not add due to rounding:

	Nine Months Ended September 30,
	2023		2022
	$	% of Revenue	$	% of Revenue
Revenue	$3,297,689	100%	$1,512,351	100%
Operating costs and expenses	4,689,682	142%	3,557,647	235%
Income (loss) from operations	(1,391,993)	(42)%	(2,045,296)	(135)%
Non-operating income (expense), net	332,386	10%	(3,807,922)	(252)%
Loss before income tax	(1,059,607)	(32)%	(5,853,218)	(387)%
Income tax expense	5,879	0.2%	643	0.04%
Net loss	$(1,065,486)	(32)%	$(5,853,861)	(387)%

The following table shows our operations by business segment for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30,
	2023	2022
Net revenue
Products	$1,064,668	$371,016
Pharmacies	802,118	517,674
Hotel	892,409	623,661
Manufacture and sale	538,494	-
Total revenues, net	$3,297,689	$1,512,351

Operating costs and expenses
Products
Cost of goods sold	$367,237	$98,809
Operating expenses	1,249,461	961,885
Pharmacies
Cost of goods sold	446,967	395,096
Operating expenses	361,200	467,315
Hotel
Hotel operating costs	1,387,993	1,334,041
Operating expenses	106,219	300,501
Manufacture and sale
Cost of goods sold	322,207	-
Operating expenses	448,398	-
Total operating costs and expenses	$4,689,682	$3,557,647

Loss from operations
Products	$(552,030)	$(689,678)
Pharmacies	(6,049)	(344,737)
Hotel	(601,803)	(1,010,881)
Manufacture and sale	(232,111)	-
Loss from operations	$(1,391,993)	$(2,045.296)

Revenue

Revenue was $3,297,689 in the nine months ending September 30, 2023, compared to $1,512,351 in the same period of 2022, an increase of $1,785,338 or 118%. The increase in revenue was mainly due to increases in direct sales of our nutritional products, increases in revenues from our hotel and pharmacies, and the generation of revenue by Runcangsheng which we did not own in the nine months of 2022. For the nine months ended September 30, 2023, we had $2,405,280 in product revenues (of which $1,064,668 were from direct sales, $802,118 were from sales at our pharmacies and $538,494 from sales by Runcangsheng) and hotel revenue of $892,409. For the nine months ended September 30, 2022, we had $888,690 product revenues (of which $371,016 were from direct sales and $517,674 were from the sales at our pharmacies), and hotel revenue of $623,661.

Operation Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $1,136,411 for the nine months ended September 30, 2023, compared to $493,905 for the nine months ended September 30, 2022, an increase of $642,506 or 130%. The increase in our cost of goods sold is attributable to the increase in direct product sales, pharmacy sales and sales by Runcangsheng. The cost of goods sold for our direct product sales as a percentage of sales was 34% in 2023, compared to 27% for 2022. The cost of goods sold for products sold through our pharmacies as a percentage of pharmacy product sales was 56% in 2023, compared to 76% in 2022. The cost of goods sold as a percentage of sales by Runcangsheng was 60% in 2023, and no comparable costs were incurred in the nine months ended September 30, 2022. We were able to lower our cost of goods sold and increase our profit margin at out pharmacies significantly as a result of the manufacturing business we acquired when we purchased Runcangsheng, which enabled us to sell products we manufactured.

Hotel Operating Costs

Hotel operating costs were $1,387,993 and $1,334,041 for the nine months ended September 30, 2023 and 2022. The increase in hotel operating costs was mainly due to the increase in hotel sales but was partly offset by decreases in the cost of foods and fruits.

Operating Expenses

Operating expenses were $2,165,278 for the nine months ended September 30, 2023, compared to $1,729,701 for the same period of 2022, an increase of $435,577 or 25%. The increase in operating expenses was mainly due to the inclusion of the operating expenses of Runcangsheng.

Loss from Operations

Loss from operations was $1,391,993 in the nine months ended September 30, 2023, compared to $2,045,296 in the same period of 2022, a decrease of $653,303 or 32%. The decrease in our loss from operations for 2023 was due to the increases in our revenues which decreased the losses from our direct sales activities, pharmacies and hotel, partly offset by the loss incurred by our new subsidiary, Runcangsheng.

Non-operating Income

Non-operating income was $332,386 for the nine months ended September 30, 2023, compared to non-operating expenses of $3,807,922 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, we had interest income of $692 and other income $336,716, partly offset by other expenses of $5,022. For the nine months ended September 30, 2023, other income mainly consisted of a government grant of $284,321. For the nine months ended September 30, 2022, we had an impairment loss of $3,823,770 attributed to the acquisition of Runcangsheng and other expenses of $29,577, partly offset by interest income of $3,636 and other income of $41,789.

Income Tax Expense

Income tax expense was $5,879 and $643 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $5,236 or 814% for the nine months ended September 30, 2023 compared with the same period of 2022.

Net Loss

Our net loss for the nine months ended September 30, 2023 was $1,065,486, compared to a net loss of $5,853,861 in the same period of 2022, a decrease of $4,788,375 or 82%. The decrease in the nine months ended September 30, 2023 was mainly due to increased sales and the absence of an impairment loss, partly offset by increased operating costs and expenses as explained above.

Liquidity and Capital Resources

During the nine months ended September 30, 2023, we used $219,874 in operations. As of September 30, 2023, cash and cash equivalents were $412,659 (excluding $85,676 of restricted cash), compared to $510,128 (excluding $109,772 of restricted cash) as of December 31, 2022. At September 30, 2023, we had a working capital deficit of $3,002,050 compared to $3,346,358 at December 31, 2022.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2023 and 2022, respectively.

	September 30, 2023	September 30, 2022
Net cash used in operating activities	$(219,874)	$(1,412,550)
Net cash (used in) provided by investing activities	$(218,556)	$393,896
Net cash provided by (used in)financing activities	$347,449	$(1,525,860)

Net cash used in operating activities

For the nine months ended September 30, 2023, net cash used in operating activities was $219,874. This reflects our net loss of $1,065,486, adjusted by non-cash related expenses including depreciation and amortization expense of $308,114, a change in deferred tax of $1,481, a bad debt reversal of $10,250, an inventory impairment of $8,558, operating lease expenses of $618,085, government grant income $284,321 and stock-based compensation of $278,655, and then decreased by changes in working capital of $74,710. The cash outflow from changes in working capital mainly resulted from increases in other receivables and prepaid expense, including related parties of $116,468, in inventory of $186,658, in accounts payable from related party of $162,768, and in accrued liabilities and other payables of $136,638, and payments of lease liabilities of $500,056, partly offset by cash inflows from accounts receivable, including from related parties in the amount of $301,626, cash inflows from advances to suppliers of $133,520, cash inflows from accounts payable of $233,112, cash inflow from unearned revenue of $347,347, and taxes payable of $12,273.

For the nine months ended September 30, 2022, net cash used in operating activities was $1,412,550. This reflects our net loss of $5,853,861, increased by non-cash related expenses including depreciation and amortization expense of $82,921, the change in deferred tax of $1,419, bad debt expense of $115,495, operating lease expense of $632,496, stock-based compensation of $278,655, and impairment loss of 3,823,770, less changes in working capital of $493,445. The cash outflow from changes in working capital mainly resulted from an increase in accounts receivable of $126,720, payments of lease liabilities of $525,979, a change in inventory of $192,791, unearned revenue of $9,444 and taxes payable of $187,009, partly offset by cash inflows from accrued liabilities and other payables of $232,910, other receivable and prepaid expense of $100,801, accounts payable of $201,749, and advances to suppliers of $13,038.

Net cash used in investing activities

For the nine months ended September 30, 2023 and 2022, net cash used in investing activities was $218,556 included $212,607 for the purchase of fixed assets, $2,608 for the purchase of intangible assets, and $3,341 cash disposed of at the termination of a non-operating subsidiary. For the nine months ended September 30, 2022, net cash provided by investing activities was $393,896, mainly as a result of cash acquired in connection with the acquisition of subsidiaries of $446,381, partly offset by purchases of property and equipment of $52,485.

Net cash provided by financing activities

For the nine months ended September 30, 2023, net cash provided by financing activities were the result of capital contributions of $142,200 and proceeds from government grant of $284,321, partly offset by payments made against advances from related parties of $79,072. For the nine months ended September 30, 2022, net cash used in by financing activities was $1,525,860 as a result of payments made against advances from related parties of $1,525,860.

We substantially depleted our available cash and working capital during 2022 supporting our operations and completing the acquisition of Runcangsheng and generated a $232,111 loss from operations in the nine months of 2023. It is likely that Runcangsheng will require additional capital to achieve its short term operational goals and long range business plans. Further, we may need additional capital to maintain our other businesses. We may also have to raise additional financing as our working capital requirements are expected to increase in line with the growth of our business. In the past we have funded our operations through proceeds from private placements of equity and advances from our principal shareholder. Should we require capital to fund our business, we intend to finance our business by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders and could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

We are subject to all of the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy. Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of our business model is unproven. We may never ever achieve profitable operations. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth. As a result of the emerging nature of the market in which we compete, we may incur operating losses until such time as we can develop a substantial and stable revenue base. Additional development expenses may delay or negatively impact our ability to generate profits. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve or sustain profitability, or continue as a going concern.

Our ability to obtain funds through the issuance of debt or equity is dependent upon the state of the financial markets at such time as we may seek to raise funds. The state of the capital market markets may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as COVID-19, the war in the Ukraine and the conflict in Palestine, increases in inflation and other risks detailed herein.

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

Contractual Obligations

We have no long-term fixed contractual obligations or commitments other than leases that are disclosed in Note 11 in the notes to our consolidated financial statements.

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

Accounts Receivable

We maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2023 and December 31, 2022, the bad debt allowance was $247,753 and $272,550, respectively.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act as of September 30, 2023, was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at September 30, 2023, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

AIXIN LIFE INTERNATIONAL, INC.

Dated: November 14, 2023	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

