Form 10-K
period 2023-12-31
AiXin Life International, Inc.
filed 2024-04-08
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of our common stock held by non-affiliates was $25,656,989 based on 8,580,933 shares of outstanding common stock held by non-affiliates, and a price of $2.99 per share, which was the last reported sale price of our common stock on OTCQB on that date.

As of March 29, 2024, we had outstanding 24,999,945 shares of common stock.

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

REVERSE STOCK SPLIT

On February 17, 2023, we effected a 1-for-2 reverse split of our shares of common stock reducing the number of shares of our outstanding common stock from 49,999,891 to 29,999,842. Except as otherwise indicated, all share and per share numbers contained herein including those set forth in the financial statements beginning on page F-1, have been adjusted to give effect to the 1-for-2 reverse stock split.

PART I

Item 1	Business.

Overview

As used in this report, unless the context requires otherwise, all references to “AiXin Colorado” refer to AiXin Life International, Inc., a Colorado holding company, and references to “Aixin Life,” we,” “us,” “our,” the “Registrant,” the “Company” or “our Company” are to AiXin Colorado and its subsidiaries.

We are a Colorado holding company and conduct substantially all of our operations through our operating companies established in the People’s Republic of China, or the PRC.* Our focus is on providing health and wellness products to the growing middle class in China. We currently develop, manufacture, market and sell premium-quality healthcare, nutritional products and wellness supplements, including herbs and greens, traditional Chinese remedies, functional products, such as weight management products, probiotics, foods and drinks. We also provide advertising and marketing services to clients which engage us to market and distribute their products. We offer our products and those of clients for which we provide marketing services, through a diversified, omni-channel business model which generates revenues through retail and wholesale product sales, through company-owned pharmacies, direct marketing and online activities.

Through our subsidiary, AixinZhonghong, we offer nutritional products through a direct marketing team, at large scale entertainment style events which we organize for the benefit of our clients and more recently, through online activities. AixinZhonghong also provides marketing and distribution services to other manufacturers and suppliers of healthcare products. We have a proactive approach to marketing, reaching out to customers to provide information as to how to live a healthy lifestyle. We believe this approach is ideally suited to marketing health and wellness products as sales of these products are strengthened by ongoing personal contact and support, coaching and education of clients, as to the benefits of a healthy and active lifestyle.

In September 2021 we completed the acquisition of nine pharmacies located in Chengdu. Since that time we have added additional pharmacies and currently operate 25 pharmacies. We utilize these pharmacies to distribute our health and wellness products and serve as learning centers for our clients along with their traditional business. We intend to seek to continue to expand our chain of pharmacies and to use these outlets as part of our overall marketing strategy. As part of our marketing efforts, we will educate the employees at our pharmacies as to the benefits of our health and wellness products so they can closely work with our clients.

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

In addition to our acquisitions in the health and nutritional sector, in July 2021, we acquired Chengdu AiXin Shangyan Hotel Management Co., Ltd (“AiXin Shangyan Hotel”). Until the end of March 2024, AiXin Shangyan Hotel operated the Shangyan Hotel located in the Jinniu District, Chengdu City. We terminated the lease for the Shangyan Hotel effective March 31, 2024, and entered into a 30-year lease for a hotel in the Xindu District of Chengdu. While we will continue the hotel’s pre-acquisition business, we intend to use the hotel to host events at which we educate our team members and customers as to the benefits of a healthy lifestyle, introduce new products and offer our complete product line for sale.

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

* Our “Chinese Operating Companies” are Chengdu AiXinZhonghong Biological Technology Co., Ltd, (“AiXinZhonghong”), AiXin Shangyan Hotel Management Co. Ltd. (“AiXin Hotel”), Chengdu Aixintang Haichuan Pharmacy (which together with certain affiliated entities is referred to as “Chengdu Aixintang Pharmacies”), and Yunnan Runcangsheng Technology Co., Ltd. (“Runcangsheng).” The Chinese Operating Companies are wholly owned through an intermediary company established in Hong Kong named HK AiXin International Group Co., Limited (“AiXin HK” and collectively with our Chinese Operating Companies our “PRC Subsidiaries”), which is owned by an intermediary company (AiXin (BVI) International Group, Ltd., “AiXin BVI”) established in the British Virgin Islands. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. Therefore, you will not directly hold any equity interests in our Chinese Operating Companies, AiXin BVI or AiXin HK.

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

We believe that by offering a variety of branded exclusive products and a wide range of merchandise, and close customer support and services, we will be able to differentiate our Company from competitors and effectively compete against other food, drug and mass channel players, specialty stores, independent vitamin, supplement and natural food shops and online retailers. We further believe that if we succeed in developing and maintaining a positive reputation, we will be able to offer additional products and services to our clients.

Product development and innovation. With the acquisition of Yunnan Runcangsheng we have the facilities and, more importantly, knowledgeable, experienced personnel, to develop high-quality, innovative health foods and nutritional supplements that will be offered by our direct marketing team and available through our company-owned pharmacies, our website and, as demand grows other, select marketplaces and wholesale partners. To the extent desirable we will grow some of the key ingredients in our products. When we choose to use ingredients of third parties, they will be rigorously tested before they are added to our products, undergoing multiple quality checks to ensure that they meet our high standards for purity, composition and absence of contaminants.

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

Omni-channel development. We believe our diversified, omni-channel model, which includes company-owned offices open to clients, pharmacies, direct marketing by our team members, individually and at large scale company sponsored marketing events, wholesale locations and online activities, can differentiate us from many of our competitors, particularly those that rely exclusively on online marketing efforts. Our strategy is to give consumers a seamless, integrated experience across digital, mobile and in-store channels and in every interaction with us and our products.

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

Products

Our pharmacies offer a wide variety of personal healthcare products and traditional Chinese remedies in addition to our health and wellness products. They began to carry the products developed by Yunnan Runcanscheng prior to completion of that acquisition. The primary products currently distributed by us, including those of Yunnan Runcangsheng, include rhino king, colostrum powder derived from goat’s milk, tong li ke, gammaoling granules, amoxicillin capsules, loratadine tablets, and fuyang granules.

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

Manufacturing

As a result of the acquisition of Yunnan Runcangsheng, we now have a 13,000 square meter manufacturing center inclusive of office space, R&D centers, extraction workshops, preparation workshops, traditional Chinese medicine decoction pieces workshops and storage areas. The activities include research and development, extraction and intensive processing of traditional Chinese medicines and processing to incorporate active ingredients into tablets, capsules, granules and pills according to market demand and product attributes. The facility was designed and constructed and is operated in compliance with applicable national health food and pharmaceutical standards (GMP), and has achieved ISO quality system certification and HACCP food safety system certification.

Raw Materials

The raw materials used in products we manufacture are generally readily available, subject to fluctuations in price due to supply and demand issues. We do not look to enter into long term contracts with any of our suppliers as the materials we need shifts as demand for our products changes.

Intellectual Property

We believe that we need to develop well recognized brand names and, when possible, obtain patents covering products we develop, their formulae or the processes by which they are manufactured. Runcangsheng has received patents on certain manufacturing processes and has used multiple brand names for its products. Given the early stage of Runcangsheng’s development and the limited historical operations of AiXinZhonghong, our products and brand names have yet to achieve the widespread recognition we envision. See, “Item 1A. Risk Factors – Risks Associated with Our Company -, Our ability to adequately protect our trade names, trademarks and patents could have an impact on our brand images and ability to penetrate new markets.”

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

Employees

As of April 1, 2024, we had approximately 207 employees allocated amongst the functions set forth below.

Function	Number of employees
Administration	30
Finance	27
Manufacturing	11
Marketing (sales)	118
R&D	6
Procurement	15

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

Dietary supplements are subject to regulation by the China Food and Drug Administration. China has highly restrictive nutritional supplement product regulations. Products marketed as “health foods” are subject to extensive laboratory and clinical analysis by government authorities, and the product registration process in China generally takes one to two years, but may be substantially longer. We market both “health foods” and “general foods.” For products we distribute on behalf of or acquired from others, we are not in a position to obtain any required license, though we may be held liable if we were to distribute a product which had not been properly tested and registered with the authorities. There is some risk associated with the common practice in China of marketing a product as a “general food” while seeking “health food” classification. If government officials feel the categorization of a product distributed by us is inconsistent with product claims, ingredients or function, this could end or limit our ability to market such products.

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

Under PRC regulations, “direct selling” refers to a type of business mode in which a company recruits door-to-door salesmen to sell products directly to ultimate consumers outside the companies’ fixed places of business. Businesses engaged in “direct selling” are required to obtain a license from the PRC government. A direct selling company is required to provide vocational training for, and conduct an examination of, any sales promoter it recruits, and obtain a certificate for each sales promoter after the sales promoter has passed the examination. A direct selling company is also required, when commencing operations, to deposit RMB20 million ($2.9 million) in a special account with a designated bank, which deposit is adjusted on a monthly basis to equal 15% of the operator’s sales from direct selling products up to RMB0.1 billion ($14.5 million).

We do not engage in direct selling activities subject to regulations prevalent in China since we do not employ sales personnel engaged in door-to-door sales outside our place of business.

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

The market for health and wellness products is large, highly fragmented and intensely competitive. Current and prospective participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, online merchants, mail-order companies and a variety of other smaller participants. The market is also highly sensitive to the introduction of new products, which may rapidly gain consumer acceptance. We compete for sales with heavily advertised brands manufactured by large pharmaceutical and food companies, as well as other brands, some of which have greater market presence, name recognition and financial, marketing and other resources, including some competitors that may spend more aggressively on advertising and promotional activities than we do. Further, the ability of consumers to compare prices on a real-time basis through the use of smartphones and digital technology puts additional pressure on us to maintain competitive pricing. We compete in multiple product categories and sales channels, including pharmaceutical stores, wholesale to specialty store formats, direct marketing and increasingly internet-based and direct-sell retailers and vendors. Many factors affect the extent to which competition could affect our results, including as it relates to pricing, quality, assortment, marketing, promotions and advertising, service, locations, capital expenditures, category share and reputation, any of which could have a material effect on our results of operations. If we fail to compete effectively, we may lose business to other retailers.

We have a limited operating history on which to judge our performance and assess our prospects for future success.

We first entered the health and wellness business in December 2017 when we acquired AiXin BVI, which at that time owned all of the equity of AiXin Zhonghong, then engaged in the distribution of health and wellness foods. Consequently, we have a limited operating history on which to evaluate our prospects in the health and wellness industry. We may fail to continue our growth. You should not consider our historical growth and expansion of our business through acquisitions as indicative of our ability to grow in the future.

Our acquisition of Yunnan Runcangsheng is subject to uncertainties and risks.

There is no assurance that we will realize the benefits anticipated from our acquisition of Yunnan Runcangsheng. The process of combining the operations of Yunnan Runcangsheng with our existing operations could have a material adverse effect on us and our financial condition.

Our future expansion plans are subject to uncertainties and risks.

We intend to seek to expand our operations through acquisitions. The implementation of such plan requires us to integrate any newly acquired business and its management teams. If we fail to effectively and efficiently implement our plan for acquisitions, we may not be successful in achieving profitable results. Even if we effectively and efficiently implement our future plans, there may be other unexpected events or factors that prevent us from achieving success. Our management has limited experience in effecting a rapid expansion and in managing larger operations. Our business, financial condition, results of operations and growth prospects may be materially and adversely affected if our future expansion plans fail to achieve positive results.

Failure to effectively anticipate consumer preferences could negatively impact the demand for our products and our ability to generate revenues and the market price of our common stock.

Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demand, consumer preferences, and shopping patterns regarding health and wellness products. Consumer preferences cannot be predicted with certainty and are subject to continual change and evolution. Additionally, our customers may have expectations about how they shop in stores or through online activities or more generally engage with businesses across different channels or media (through online and other digital or mobile channels or particular forms of social media), which may change over time which may make it more difficult for us to adapt to rapid changes in consumer preferences.

Our sales may decline significantly if we misjudge the market for our new products, which may result in significant inventory markdowns and lower margins, missed opportunities for other products, or inventory write-downs, and could have a negative impact on our reputation and profitability.

Resources devoted to product innovation may not yield new products that achieve commercial success.

Our ability to develop new and innovative products or identify and acquire new and innovative products from third-party vendors, depends on, among other factors, our ability to understand evolving market trends and translate our insights into identifying, and then designing and manufacturing or otherwise obtaining, commercially successful new products. If we are unable to do so, our customer relationships and product sales could be harmed significantly. The health and wellness industry is characterized by rapid and frequent changes in demand for products. Our failure to accurately predict these trends could harm our customer relationships and cause us to fail to grow our revenues. The development of new and innovative products requires significant investment in research and development and testing of new ingredients, formulas and possibly new production processes. The research and development process entails considerable uncertainty. Products may appear promising in development but fail to reach market within the expected time frame, or at all. Further, products also may fail to achieve commercial success. There is no guarantee that our development teams will be able to successfully respond to competitive products that could render some of our offerings obsolete.

If we do not successfully develop and maintain a robust omni-channel experience for our customers, our business and results of operations could be materially and adversely affected.

Omni-channel retailing where customers are accessed through various coordinated channels, is rapidly evolving, and we must keep pace with changing customer expectations and new developments by our competitors. The growing middle class in China is increasingly seeking relevant information regarding healthy lifestyles and products that promote a healthy life. In addition, customers are increasingly shopping for products online instead of in traditional brick-and-mortar shopping centers and retail locations. As part of our omni-channel strategy, we anticipate the need to continue making investments in technology and to provide ready means for our customers to access the information and products they want in a comfortable environment. If we are unable to make, improve, or develop relevant channels to interact with customers in a timely manner, our ability to compete and our business and results of operations could be materially and adversely affected. In addition, if our online activities or our other customer-facing technology systems do not function as designed or we are unable to effectively blend our digital, online and in-store platforms, we may experience a loss of customer confidence, lost sales, or data security breaches, any of which could materially and adversely affect our business and results of operations.

The operation of our hotel is subject to the business, financial and operating risks inherent to the hospitality industry, any of which could reduce the revenues derived at our hotel.

The operation of a hotel is subject to a number of business, financial and operating risks inherent to the hospitality industry. These include significant competition from multiple hospitality providers in which compete for the business of our guests; the financial condition of the owner of the property on which our hotel is situated; decreases in business and leisure travel; changes in operating costs, including employee compensation and benefits, energy, insurance, food and beverage and other supplies; increases in costs due to inflation or other factors that may not be fully offset by increases in revenues in our business, as well as increases in overall prices and the prices of our offerings due to inflation, which could weaken consumer demand for travel and the products and services we offer and adversely affect our revenues; changes in taxes and governmental regulations that influence or increase our operating costs; the costs and administrative burdens associated with complying with applicable laws and regulations; significant increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage; shortages of labor or labor disruptions; changes in the desirability of the region in which our hotel is located; changes in the supply and demand for hotel services, including rooms, food and beverage and other products and services; and the costs required for climate change initiatives, including those resulting from regulatory changes or stakeholder or customer expectations.

Any of these factors could increase our costs or limit or reduce the prices we are able to charge hotel customers for hospitality products and services, or otherwise affect our ability to maintain our hotel. As a result, any of these factors can reduce our revenues and limit opportunities for growth.

Our efforts to utilize our hotel in Chengdu City to conduct marketing events for customers and training sessions for our employees may not anticipated benefits.

We envision using the hotel we acquired in Chengdu City to conduct marketing events for our customers and training sessions for our personnel. These efforts may not result in increased sales and may not improve our ability to train our personnel.

The failure to maintain permits and licenses could adversely impact our operations.

The manufacture and distribution of food products, and the sale of food and beverages at our hotel, as well as other aspects of our business, require that we maintain various permits and licenses and conduct our operations in accordance with applicable safety requirements and other regulations. Should we be unable to renew any of our licenses and permits, it could have a material adverse effect on our results of operations and the profitability of our business, even if the disruption is for only a limited period of time.

We may incur material product liability claims, or experience product recalls, which could increase our costs and adversely affect our sales and margin, reputation, revenues and operating income.

As a retailer, distributor and manufacturer of products for human consumption, we are subject to product liability claims if the use of our products is alleged to result in injury. The products that we sell consist of minerals, herbs, supplements and other ingredients that are classified as foods or dietary supplements. The products that we sell could contain contaminated substances, and some of the products we sell contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

In addition, third-party manufacturers produce many of the products we sell. We rely on these manufacturers to ensure the integrity of their ingredients and formulations. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. Our ultimate liability for these products that are manufactured by third parties depends on a number of factors, including our contractual relationship with the vendor, the creditworthiness of the vendor and any insurance that we have. Therefore, we may be unable to adequately protect ourselves against claims with respect to products manufactured by a third-party.

We may be subject to product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. Product liability claims could significantly damage our reputation and consumer confidence in our products, regardless of the merits or outcomes of such claims. Our litigation expenses could increase as well, which also could have a material adverse effect on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.

We may be subject to product recalls, withdrawals or seizures if any of the products we manufacture or sell are believed to be adulterated, cause injury or illness or if we are alleged to have violated governmental regulations in the manufacturing, labeling, promotion, sale or distribution of such products. A significant recall, withdrawal or seizure of any of the products may require significant management attention, would likely result in substantial and unexpected costs and may materially and adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of the products that we sell may adversely affect consumer confidence in our brands and thus decrease consumer demand for such products.

If we fail to develop and protect our brand names and reputation, we may not attract and retain new customers, which could adversely affect our revenues and financial performance.

We will invest significant resources to promote our brand names to obtain favorable public recognition for us and our products. If we do not achieve the reputation we envision, we may not be able to attract and retain a significant customer base, which could in turn adversely affect our revenues, profitability and the market price of our common stock.

Our ability to adequately protect our trade names and trademarks could have an impact on our brand images and ability to penetrate new markets.

We believe that trade names and trademarks will be an important aspect of our business and an essential element of our strategy. We have applied for the registration of many of our trade names, trademarks and patents in China. Some of these applications have been granted and some of these registrations are currently pending approval from the corresponding departments. There can be no assurance that we will obtain such registrations or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. In particular, the laws of the PRC may not protect proprietary rights to the same extent as the laws of the U.S. Claims that others are infringing our intellectual property would be costly and would divert the attention of management and key personnel. Our failure to successfully protect our trademarks could diminish the value and effectiveness of our past and future marketing efforts and could cause customer confusion. This could in turn adversely affect our revenues, profitability and the market price of our common stock.

Unfavorable publicity about us or consumer perception of our products, , including the nutritional supplements we distribute, the ingredients they contain and any similar products distributed by other companies could cause fluctuations in our operating results and could have a material adverse effect on our reputation, the demand for our products and our ability to generate revenues and the market price of our common stock.

We are highly dependent upon consumer perception of the safety and quality of our products, including our nutritional supplements, and the ingredients they contain, as well as that of similar products distributed by other companies. Consumer perception of products and the ingredients they contain can be significantly influenced by scientific research, national media attention and other publicity, including that generated via social media. A research report or publicity related to our products and the ingredients they contain that is perceived by our consumers as less favorable or that questions earlier favorable research or publicity could have a material adverse effect on our ability to generate revenues. . Adverse publicity, in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our products or the ingredients they contain or similar products distributed by other companies with illness or other adverse effects, that questions the benefits of our or similar products, or that claims that such products are ineffective could have a material adverse effect on our reputation, the demand for our products, our ability to generate revenues and the market price of our common stock.

We may be subject to health or advertising claims related to our customers.

Our products do are not medical treatments and we do not provide or medical advice, and we do not engage physicians or nurses to monitor the progress of our customers. A customer who uses our products and experiences health problems could allege or bring a lawsuit against us on the basis that those problems were caused or worsened by using our products. Further, customers who allege that they were deceived by any statements that we made in advertising or labeling could bring a lawsuit against us under consumer protection laws. We may ultimately be unsuccessful in defending ourselves against such claims. Also, defending ourselves against such claims, regardless of their merit and ultimate outcome, may be lengthy and costly, and could adversely affect our brand image, customer loyalty and results of operations.

We rely on third parties to provide us with nutritional supplements, fulfillment, customer service and Internet and networking services, the loss of any of which could cause our revenue, earnings or reputation to suffer.

In addition to the nutritional supplements we manufacture, we rely on third-parties to supply us with additional manufacturer the nutritional supplements we sell. We do not know if our vendors vendor directly sells the same product under a different brand or provides their supplements to other parties under private label brands. In each of these instances, sales of the same product under different brands could cause us to lose revenues and adversely impact our abilities to market our products. While we believe we could locate replacement suppliers for all supplements we acquire from third parties, it would likely take time to engage replacement suppliers which could adversely impact our revenues during such transition period and there are no assurances our costs would not increase to a level which makes the product unattractive to our customers.

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

The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products are subject to numerous Chinese laws and regulations as well as laws and regulations imposed by provincial and local governments and agencies. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. Manufacturers and distributors of health and wellness products and dietary supplements and dietary ingredients are prohibited from marketing products that are adulterated or misbranded, and the governing agencies may take enforcement action against any adulterated or misbranded health and wellness product or dietary supplement on the market. If we violate applicable regulatory requirements, we may be subject to enforcement actions against us, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. The government may not accept the evidence of safety for any new product or ingredient we may wish to market, may determine that a particular product or ingredient presents an unacceptable health risk based on reported serious adverse events or other information, and may determine that a particular claim or statement of efficacy or nutritional value that we use to support the marketing of a product is not substantiated, or is an unauthorized version of a “health claim.” Any of these actions could prevent us from marketing particular products or making certain claims or statements with respect to those products. We could also be required to remove a particular product from the market. Any future recall or removal would result in costs to us, including lost revenues from any products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to an increased risk of litigation and liability, substantial costs, and reduced growth prospects.

Additional or more stringent laws and regulations of health and wellness products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, or other new requirements. Any of these developments could increase our costs significantly. In addition, regulators’ evolving interpretation of existing laws could have similar effects.

We depend upon a limited number of suppliers for certain raw materials and any disruption to our timely receipt of raw materials and inventory could adversely impact sales and operations or increase our transportation costs, which would decrease our profits.

We depend upon a limited number of suppliers for the raw materials necessary to produce certain of our products. Unexpected delays in the deliveries of raw materials from our vendors or inventories or increases in transportation costs (including through increased fuel costs) could significantly decrease our ability to make sales and earn profits. We must maintain sufficient levels of raw materials and inventories to operate our business successfully. However, we also must guard against accumulating excess inventory. If we fail to anticipate accurately either the market for the merchandise we offer or our customers’ purchasing habits, we may be forced to rely on markdowns or promotional sales to dispose of excess or slow moving inventory, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, sales of adulterated products received from third parties could result in a product liability judgment or a widespread product recall that may negatively impact our sales and profitability for a period of time depending on product availability, competition reaction and consumer attitudes. Even if the product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions could adversely impact our reputation with existing and potential customers and our brand image.

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

The occurrence of one or more natural disasters, such as hurricanes, fires, floods and earthquakes (whether or not caused by climate change), unusually adverse weather conditions, pandemic outbreaks (including the outbreak of the coronavirus, or COVID-19) or terrorist acts in China and the response of the Chinese government to such occurrences, could adversely affect our operations and financial performance. To the extent these events result in the closure of one or more of our pharmacies, manufacturing facility or our corporate headquarters, or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through lost sales. Such events could also cause a disruption in travel making it difficult for consumers to order our products, such as has happened as a result of recent lock-downs in Chengdu. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some suppliers, the temporary disruption in the transport of goods, the temporary reduction in the availability of products in our stores, expiration of inventory and disruption to our information systems.

We rely on third parties for the vast majority of our computing, storage, and other services related to our business. Any disruption of or interference with our use of the services of these third parties would negatively affect our operations and could seriously harm our business.

We rely upon third parties, including cloud based platforms and services, to process and store information and for online interactions with our customers. Any transition of the cloud services currently provided by the parties we rely upon to other platforms or to another cloud provider could be difficult to implement and would cause us to incur significant time and expense. Given this, any significant disruption of or interference with the cloud based services utilized by us, whether temporary, regular, or prolonged, would negatively impact our operations and our business would be seriously harmed.

As we increase the amount of personal and user data we store and process, we may become subject to complex and evolving laws, regulations, executive actions, rules, contractual obligations, policies, and other obligations regarding privacy, data protection, content, and other matters. Many of these obligations are subject to change and uncertain interpretations.

Currently, we collect, store, and use limited amounts of personal data and other sensitive information. As our business grows and we increase the amount of such data collect, store and use, we will become subject to a variety of laws, regulations, industry standards, policies, contractual requirements, executive actions, and other obligations relating to privacy, security, and data protection which are becoming increasingly stringent and subject to rapid change and uncertain interpretation. Preparing for and complying with these obligations could require us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices. In addition, these obligations may require us to change our business model.

Cyber-attacks could have a disruptive effect on our business.

From time to time we and our third-party service providers experience cyber-attacks, attempted and actual breaches of our or their information technology systems and networks or similar events, which could result in a loss of sensitive business or customer information, systems interruption or the disruption of our operations. The techniques that are used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time, we are accordingly unable to anticipate and prevent all data security incidents.

Even if we are fully compliant with legal standards and contractual or other requirements, we still may not be able to prevent security breaches involving sensitive data. The sophistication of efforts by hackers to gain unauthorized access to information systems has continued to increase in recent years and may continue to do so. Breaches, thefts, losses or fraudulent uses of customer, employee or company data could cause consumers to lose confidence in the security of our websites, mobile applications, point of sale systems and other information technology systems and, as a result of this loss in confidence, choose not to purchase from us. Such security breaches also could expose us to risks of data loss, business disruption, litigation, fines, regulatory charges and other costs or liabilities, any of which could adversely affect our business.

Our business may be materially adversely affected by global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict.

Global markets are experiencing volatility and disruption as a result of the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect our business. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our business may be materially adversely affected.

We may be impacted by our ability to attract, develop and retain qualified associates and manage labor-related costs.

We believe one of our competitive advantages is providing a positive, engaging and satisfying experience for each customer, which requires us to have highly trained and engaged associates. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified associates to enable us to grow our customer base. The turnover rate in the health and wellness industry is generally high, and qualified individuals of the requisite caliber and number needed may be in short supply. Competition for such qualified individuals or changes in labor laws could require us to incur higher labor costs. Our inability to recruit a sufficient number of qualified individuals may delay the expansion of our customer base and our growth. Significant increases in associate turnover rates or significant increases in labor-related costs could have a material adverse effect on our results of operations, financial condition and cash flows.

Large and similar sized competitors could steal our market share by offering lower prices.

We endeavor to provide high quality service to our clients at the best possible price, however, large and similar sized competitors might steal some of our market share by offering lower prices, causing us to lose some of our clients which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Mr. Quanzhong Lin, our founder and principal shareholder, is a citizen of the PRC and an active entrepreneur in Chengdu. Mr. Lin is not familiar with American business practices and is heavily influenced by the business culture in the PRC. There is a certain level of respect and prestige associated with being the Chinese principal of a company which is publicly traded in the U.S. Mr. Lin’s motivation for causing the business of AiXinZhongdong to become a part of a U.S. publicly-traded company may differ from those of American entrepreneurs and his values may cause him to operate the business differently than would an American entrepreneur which could have a material adverse effect on our results of operations, financial condition and cash flows

We may be adversely impacted by certain compliance or legal matters.

We, along with third parties with which we do business, are subject to complex compliance and litigation risks. The cost of defending against claims that might be brought against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business. Further, potential claimants may be encouraged to bring lawsuits based on a settlement from us or adverse court decisions against us. We cannot currently assess the likely outcome of such suits, but if the outcome were negative, it could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.

In addition, we may be impacted by litigation trends, including class action lawsuits involving consumers and shareholders, that could have a material adverse effect on our reputation, the market price of our common stock, results of operations, financial condition and cash flows.

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

The HFCAA was enacted on December 18, 2020. The HFCAA, as amended, states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for two consecutive years beginning in 2021, the SEC shall prohibit the securities of such company from being traded on a national securities exchange or in the over the counter trading market in the U.S. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchange if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong. On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol, or the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the Protocol, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. Notwithstanding the foregoing, if the PCAOB is not able to inspect and investigate completely our auditor’s work papers in China, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA and the Nasdaq may determine to delist our securities if the PCAOB determines that it cannot inspect or investigate completely our auditor under the HFCAA.

Our auditor is not headquartered in China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company’s auditor was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC has announced that the SEC staff is preparing a consolidated proposal for the rules regarding the implementation of the HFCAA and to address the recommendations in the PWG report. The implications of possible additional regulation in addition to the requirements of the HFCAA and what was recently adopted on December 2, 2021 are uncertain. While we understand that there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, there can be no assurance that we will be able to comply with requirements imposed by U.S. regulators. Such uncertainty could cause the market price of our common stock to be materially and adversely affected.

A joint statement by the SEC and the Public Company Accounting Oversight Board (United States), or the “PCAOB,” the newly enacted “Holding Foreign Companies Accountable Act” and the “Accelerating Holding Foreign Companies Accountable Act” all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to the market for our common stock.

On April 21, 2020, the SEC and the PCAOB released a joint statement highlighting the risks associated with investing in companies based in or having substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On December 18, 2020, the HFCAA was signed and became law. This legislation requires certain issuers of securities to establish that they are not owned or controlled by a foreign government. Specifically, an issuer must make this certification if the PCAOB is unable to audit specified reports because the issuer has retained a foreign public accounting firm not subject to inspection by the PCAOB. Furthermore, if the PCAOB is unable to inspect the issuer’s public accounting firm for three consecutive years, the issuer’s securities are banned from trading on a national exchange or through other methods. On December 29, 2022, the AHFCAA was enacted, which amended the HFCAA by decreasing the number of non-inspection years from three years to two, thus reducing the time period before our common stock may be prohibited from trading or delisted if the PCAOB were to determine that it could not inspect our auditor.

On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the HFCAA. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant.

On September 22, 2021, the PCAOB adopted rules to create a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize the interim final rules previously adopted in March 2021 to implement the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction.

On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB was then unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China, because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The PCAOB has made such designations as mandated under the HFCAA. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol, or the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the Protocol, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination. Notwithstanding the foregoing, if the PCAOB is not able to inspect and investigate completely our auditor’s work papers in China, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA.

Our auditor, KCCW Accountancy Corp. (“KCCW CPA”), an independent public accounting firm registered with the PCAOB, and an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is based in the United States and has been inspected by the PCAOB on a regular basis, with the last inspection in 2022. Our auditor is not headquartered in mainland China or Hong Kong and was not identified as a firm subject to the determinations announced by the PCAOB on December 16, 2021. Nevertheless, should the PCAOB be unable to fully conduct inspection of our auditor’s work papers in China, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and our securities. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, if our securities were then traded on an exchange, that exchange may determine to delist our securities.

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

Article 177 is only applicable where the activities of overseas authorities constitute a direct investigation or evidence collection by such authorities within the territory of the PRC. Our principal business operation is conducted in the PRC. In the event that the U.S. securities regulatory agencies carry out an investigation on us such as an enforcement action by the Department of Justice, the SEC or other authorities, such agencies’ activities will constitute conducting an investigation or collecting evidence directly within the territory of the PRC and accordingly fall within the scope of Article 177. In that case, the U.S. securities regulatory agencies may have to consider establishing cross-border cooperation with the securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or establishing a regulatory cooperation mechanism with the securities regulatory authority of the PRC. However, there is no assurance that the U.S. securities regulatory agencies will succeed in establishing such cross-border cooperation in this particular case and/or establish such cooperation in a timely manner.

Furthermore, there have not been implementing rules or regulations regarding the application of Article 177, and it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from any applicable trading market within the US.

We could be subject to conflicting demands placed upon us by regulatory authorities in the United States and the PRC which could result in disciplinary actions if not resolved.

Article 26 of the Trial Measures issued by the CSRC on February 17, 2023 came into effect on March 31, 2023. Article 26 provides that if an overseas securities regulatory agency intends to conduct an investigation and collect evidence regarding an overseas offering or listing activities by a domestic company, and request assistance of the CSRC under relevant cross-border securities regulatory cooperation agreements, the CSRC may provide necessary assistance in accordance with the laws of the PRC. Any domestic entity or individual intending to provide documents and materials requested by an overseas securities regulatory agency in connection with an investigation may not provide such information without prior approval from the CSRC and competent authorities under the State Council. In addition, Article 11 of the Provisions on Strengthening Confidentiality and Archives Administration in Respect of Overseas Issuance and Listing of Securities by Domestic Enterprises which was jointly issued by the CSRC, the Ministry of Finance, the State Secrecy Administration and the State Archives Bureau on February 24, 2023 came into effect on March 31, 2023, and provides that, when an overseas securities regulator and the relevant competent authorities intends to conduct inspections or investigations to collect evidence from a domestic enterprise and any domestic securities firms and securities service agencies providing services regarding the overseas offering and listing activities of the domestic enterprise, the inspection or investigation shall be carried out under the appropriate cross-border regulatory cooperation agreement, and the CSRC or the relevant authorities shall provide the requisite assistance pursuant to the bilateral and multilateral cooperation mechanism. Further, any domestic company, securities firm and securities service agency shall obtain the consent of the CSRC or the relevant administrative authorities prior to cooperating in an inspection or investigation carried out by an overseas securities regulator or relevant administrative authorities or providing documents and materials for cooperating in the inspection or investigation.

As this regulation has recently been adopted, clarifying regulations have not been issued and companies in China and their counsel generally have little experience in assessing when permission must be obtained before releasing information to a foreign regulatory agency. If the Company were to provide information to any securities regulatory agency in violation of Article 26 or Article 11, it would be subject to fines and, if the information were deemed a state secret, government work secret or might jeopardize the national security of China or the public interest, as provided in the Confidentiality and Archives Provisions, it could cause the Company or the individuals responsible for the disclosure to be subject to criminal investigation. Likewise, if the Company refuses to provide information requested by any U.S. securities regulatory agency in circumstances that the Company believes would have caused it to violate Article 26 or Article 11, it will be subject in the United States to fines, penalties. While detailed interpretation of or implementation rules under Article 177, of Article 26 and Article 11 have yet to be promulgated, the inability of an overseas securities regulator to directly conduct an investigation or evidence collection activities within China may further increase difficulties that you may face in protecting your interests.

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

We may need to obtain additional debt or equity financing to fund the immediate development of Yunnan Runcangsheng and future capital expenditures. While we do not anticipate seeking additional financing in the immediate future, any the issuance of additional equity securities may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

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

General Risks Associated with Business Operations in China

The PRC government has significant oversight and discretion over the conduct of a PRC company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or become worthless, as the government deems appropriate to further regulatory, political and societal goals.

The PRC government may intervene or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock. For example, the PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that the PRC government will release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company. Furthermore, the PRC government has also recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

The PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity (“VIE”) structures, adopting new measures to extend the scope of cybersecurity reviews and expanding anti-monopoly enforcement efforts. These statements and regulatory actions have yet to have an impact on our daily business operations, the ability to accept foreign investments or list our securities on a U.S. or other foreign exchange. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

The CSRC has released draft rules for China-based companies seeking to conduct initial public offerings in foreign markets. The Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to offer or continue to offer our common stock to investors and could cause the value of our common stock to significantly decline or become worthless.

On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments) (the “Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Measures”). The Administrative Provisions and Measures lay out the filing regulation arrangement for both direct and indirect overseas listing and clarify the determination criteria for indirect overseas listing in overseas markets. The Administrative Provisions and Measures, if enacted, may subject us to additional compliance requirement in the future. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer our common stock, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our financial condition and results of operations and cause our common stock shares to significantly decline in value or become worthless.

The CSRC has released the Trial Measures requiring Chinese domestic companies to complete filings with the CSRC if they complete an overseas offering and listing of their securities.

The Trial Measures, regulations for the filing-based administration of direct and indirect overseas securities offerings and listings by domestic companies incorporated in Mainland China went into effect on March 31, 2023. We anticipate that as a domestic Chinese operating company with securities listed in the U. S., we will be required to make filings pursuant to the Trial Measures. Any filings we make in accordance with the Trial Measures will provide the Chinese Government with information regarding our operations. Reviewing information we provide may cause the PRC government to exert oversight and control over our operations, securities offerings and other capital markets activities. Any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

The CSRC has released Provisions on Strengthening the Confidentiality and Archives Administration Related to the Overseas Securities Offering and Listing by Domestic Enterprises which may limit the activities of or disclosures made by companies in the PRC which, directly or indirectly, list their securities overseas.

The Confidentiality and Archives Provisions, which went into effect March 31, 2023, require, among other items, that PRC domestic enterprises seeking to offer and list securities in overseas markets, establish an archival system which will maintain the confidentiality of information in accordance with applicable laws and regulations. Further, if a PRC domestic enterprise plans, directly or indirectly, to release documents or provide material that contain state secrets or government work secrets, or that will jeopardize national security or the public interest, it must strictly comply with all relevant governmental procedures and obtain approval of the appropriate regulatory before doing so. Although we are subject to the Confidentiality and Archives Provisions, we believe that none of the documents or materials we intend to provide to parties outside of the PRC contains materials that would require us to make any filing or obtain any approval of a Chinese regulatory authority. Nevertheless, the determination of whether information contains state secrets, government work secrets or jeopardizes national security or the public interest is subjective and any failure or perceived failure by us or our subsidiaries to comply with the confidentiality and archive administration requirements under the Confidentiality and Archives Provisions could cause us to be referred for criminal investigation and held liable for such violations by the authorities in China. Further, PRC regulatory authorities could use these regulations to limit our disclosures or interfere with our operations. Any determination that we have violated the Confidentiality and Archives Provisions or use of these provisions to limit our disclosures could cause the value of our common stock to significantly decline in value or become worthless.

You may have difficulty in effecting service of legal process or bringing actions in China against us or our management based on foreign laws.

We are a Colorado holding company which conducts our operations in China through wholly owned subsidiaries with direct equity ownership and most of our assets are and will be located outside the United States. Almost all of our operations will be conducted in China. In addition, nearly all of our officers and directors, including Quanzhong Lin, Huiliang Jiao and Tianfeng Li are PRC nationals and residents of China and all of their assets are located outside the United States. In addition, Yao-Te Wang is a resident of Taiwan and resides in Taiwan. Christopher Lee, our remaining director, resides outside of the United States for a significant portion of time. As a result, it may be difficult for you to effect service of process upon us or our directors and officers inside China or to bring actions against us or our management in China.

Shareholder claims that are common in the United States, including securities law class actions and fraud claims, generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States have not been efficient in the absence of mutual and practical cooperation mechanism. According to Article 177 of the PRC Securities Law which became effective in March 2020, no overseas securities regulator is allowed to directly conduct an investigation or evidence collection activities within the territory of the PRC. Accordingly, without the consent of the competent PRC securities regulators and relevant authorities, no organization or individual may provide the documents and materials relating to securities business activities to overseas parties outside of the PRC.

You may have difficulty in enforcing foreign judgements in China against us or our management.

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

Foreign exchange fluctuations may affect our business.

The functional currency utilized by our PRC Subsidiaries is the RMB and we accept payment for our products in RMB. Therefore, foreign exchange fluctuations may influence our business in unpredictable ways.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. For instance, in August 2015, the People’s Bank of China, or PBOC, changed the way it calculates the mid-point price of Renminbi against the U.S. dollar, requiring the market-makers who submit for reference rates to consider the previous day’s closing spot rate, foreign-exchange demand and supply as well as changes in major currency rates. In fiscal year 2019 and 2020, the value of the Renminbi depreciated by approximately 6.9% and 5.5% against the U.S. dollar, respectively. In fiscal year 2021 and 2022 the value of the Renminbi appreciated by approximately 7.4% and 3.2% against the U.S. dollar. It is difficult to predict how market forces or PRC or U.S. government policy, including any interest rate increases by the Federal Reserve, may impact the exchange rate between the Renminbi and the U.S. dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, including from the U.S. government, which has threatened to label China as a “currency manipulator,” which could result in greater fluctuation of the Renminbi against the U.S. dollar.

A substantial percentage of our revenues and costs are denominated in Renminbi, and a significant portion of our assets are also denominated in Renminbi. We are a holding company and we rely on dividends, loans and other distributions on equity paid by our operating subsidiaries in China. Any significant fluctuations in the value of the Renminbi may materially and adversely affect our liquidity and cash flows. Appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount we would receive. Conversely, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive.

Inflation could pose a risk to our business.

Inflation is an important factor that must be considered as we move forward. A change in the rate of inflation could influence the profits that we generate from our business. When the rate of inflation rises, the operational costs of running our company would increase, such as labor costs, raw materials and public utilities, affecting our ability to provide our services at competitive prices. An increase in the rate of inflation would force our clients to search for other service providers, causing us to lose business and revenue.

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

Most of our operations are conducted in the PRC and are governed by PRC laws, rules and regulations. Our PRC Subsidiaries are subject to laws, rules and regulations applicable to foreign investment in China. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degree of interpretation by PRC regulatory agencies and courts. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the non-precedential nature of these decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. Therefore, it is possible that our existing operations may be found not to be in full compliance with relevant laws and regulations. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business, financial condition and results of operations.

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

On December 28, 2021, twelve Chinese government agencies jointly promulgated the Measures for Cybersecurity Review, which became effective February 15, 2022, set forth the cybersecurity review mechanism for critical information infrastructure operators, and provided that critical information infrastructure operators who intend to purchase internet products and services that affect or may affect national security shall be subject to a cybersecurity review. On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Data Security Law, which took effect in September 2021. The Data Security Law provides for a security review procedure for data activities that may affect national security. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which requires operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the CAC. Furthermore, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which was available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision of overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. As these laws, opinions and the draft measures were recently issued, official guidance and interpretation of these remain unclear in several respects at this time, and the PRC government authorities have wide discretion in the interpretation and enforcement of these laws, opinions and draft measures. Therefore, it is uncertain whether the future regulatory changes would impose additional restrictions on our business

The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits. The costs of compliance with, and other burdens imposed by, PRC Cybersecurity Law and any other cybersecurity and related laws may limit the utility of our internet sales channel of distribution and could have an adverse impact on our business. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

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

Under the PRC Enterprise Income Tax Law and its implementing rules, both of which came into effect on January 1, 2008, enterprises established under the laws of jurisdictions outside of China with “de facto management bodies” located in China may be considered PRC tax resident enterprises for tax purposes and may be subject to the PRC enterprise income tax at the rate of 25% on their global income. “De facto management body” refers to a managing body that exercises substantive and overall management and control over the production and business, personnel, accounting books and assets of an enterprise. The State Administration of Taxation issued the Notice Regarding the Determination of Chinese-Controlled Offshore-Incorporated Enterprises as PRC Tax Resident Enterprises on the basis of de facto management bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in China. Although Circular 82 only applies to offshore enterprises controlled by PRC enterprises, not those controlled by foreign enterprises or individuals, the determining criteria set forth in Circular 82 may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises. If we, AiXin Colorado and AiXin BVI, were to be considered a PRC resident enterprise, we would be subject to PRC enterprise income tax at the rate of 25% on our global income. In such case, our profitability and cash flow may be materially reduced as a result of our global income being taxed under the Enterprise Income Tax Law. We believe that none of our entities outside of China is a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.”

Restrictions on currency exchange may limit our ability to utilize our PRC revenue effectively.

We are a holding company with no material operations of our own. We conduct substantially all of our operations through the operating companies established in the PRC. Substantially all of our revenue is denominated in Renminbi. The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but requires approval from or registration with appropriate government authorities or designated banks under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries. The relevant PRC governmental authorities or the local bank may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions.

Since 2016, PRC governmental authorities have imposed more stringent restrictions on outbound capital flows, including heightened scrutiny over “irrational” overseas investments for certain industries, as well as over four kinds of “abnormal” offshore investments, which are:

● investments through enterprises established for only a few months without substantive operation;

● investments with amounts far exceeding the registered capital of the onshore parent and not supported by its business performance shown on financial statements;

● investments in targets which are unrelated to an onshore parent’s main business; and

● investments with abnormal sources of Renminbi funding suspected to be involved in illegal transfer of assets or illegal operation of underground banking.

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

Fluctuations in foreign exchange rates will impact our reported results.

The functional currency utilized by our PRC Subsidiaries is the RMB. Our financial results are reported in U.S. Dollars. Therefore, foreign exchange fluctuations will impact the reporting of our financial results and significant fluctuations in the value of the RMB relative to the U.S. Dollar may materially and adversely affect our financial results as reported in our filings with the SEC. Such variations in our perceived operating results may increase the volatility in the market for our common stock.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.

We are subject to the regulations of the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review by China Securities Regulatory Commission, a PRC regulator that is responsible for oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any review of us, our SEC reports, other filings or any of our other public pronouncements.

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business.

The PRC legal system is a codified legal system made up of written laws, regulations, circulars, administrative directives and internal guidelines. Unlike common law jurisdictions like the U.S., decided cases (which may be taken as reference) do not form part of the legal structure of the PRC and thus have no binding effect on subsequent cases with similar issues and fact patterns. Furthermore, in line with its transformation from a centrally-planned economy to a more free market-oriented economy, the PRC government is still in the process of developing a comprehensive set of laws and regulations. As the legal system in the PRC is still evolving, laws and regulations or the interpretation of the same may be subject to further changes. For example, the PRC government may impose more stringent environmental regulations which would affect our ability to comply with, or our costs to comply with, such regulations. Such changes, if implemented, may adversely affect our business operations and may reduce our profitability.

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

We are a Colorado holding company and we rely on dividends and other distributions on equity paid by our PRC Subsidiaries and loans between us and our PRC Subsidiaries to fund any cash and financing requirements we or any of our PRC Subsidiaries may have, including for the payment of dividends to our investors, the shareholders of AiXin Colorado. Any limitation on the ability of our PRC Subsidiaries to make payments to or transfer funds to us or our other PRC Subsidiaries could have a material and adverse effect on our ability to conduct our business and the ability of our PRC Subsidiaries to conduct their respective businesses. If our PRC Subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC Subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition each of our PRC Subsidiaries is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, each of our PRC Subsidiaries may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund.

We have had no transactions that involved the transfer of cash or assets throughout our corporate structure. None of our Chinese Operating Companies has distributed any cash or other assets to AiXin HK, including by way of dividends or interest payments and AiXin Colorado has not transferred any cash or other assets to any of our PRC Subsidiaries. No transfers, dividends or distributions have been made to our investors. To the extent our cash or other assets is in one of our Chinese Operating Companies or AiXin HK, the funds or assets may not be available to fund operations or for use outside of mainland China or Hong Kong including for the payment of dividends to the shareholders of AiXin Life, due to interventions by the governments of PRC or Hong Kong, or the imposition of restrictions and limitations on the ability of the PRC Subsidiaries to use such cash or assets imposed by the government of mainland China or Hong Kong.

The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting processes may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of our PRC Subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

Except for such limitations on our Company’s ability to transfer cash and other assets among our entities currently or hereafter imposed by the governments of the PRC and Hong Kong, there are no limitations on our Company’s ability to transfer cash and other assets through our corporate structure. Our Company does not have any cash management policies with respect to the transfer of cash among our entities other than requirements for the approval of management for transfers in excess of specified amounts and none of our entities is currently party to any debenture, loan or other agreement which imposes restrictions or otherwise limits our Company’s ability to transfer our cash and other assets and we have not adopted any policies that dictate how funds are transferred other than as necessary to comply with applicable laws.

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

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans or additional capital contributions to our PRC Subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We are an offshore holding company conducting our operations in China through our PRC Subsidiaries. We may make loans or provide guarantees for the benefit of our PRC Subsidiaries subject to the approval of or registration with governmental authorities and limitations of the amount, or we may make additional capital contributions to our PRC Subsidiaries. Any loans to our PRC Subsidiaries, which are treated as foreign-invested enterprises under PRC law, are subject to foreign exchange loan registrations. In addition, a foreign-invested enterprise, or FIE, shall use its capital pursuant to the principle of authenticity and self-use within its business scope. The capital of an FIE shall not be used for the following purposes: (i) directly or indirectly for payments beyond the business scope of the enterprise or payments prohibited by relevant laws and regulations; (ii) directly or indirectly for investments in securities or investments other than in banks’ principal-secured products unless otherwise provided by relevant laws and regulations; (iii) the granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for foreign-invested real estate enterprises).

In light of the requirements imposed by PRC regulations on loans to and direct investments in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to our PRC Subsidiaries or with respect to future capital contributions by us to our PRC Subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Risks Related to our Common Stock

There is a limited public market for our common stock and you may not be able to resell our shares at or above the price you paid or at all.

There is a limited public market for our common stock in the OTCQB. On many days during the years ended December 31, 2022, and 2023, and to date in 2024, no shares were traded. We cannot assure you that an active public market for our common stock will develop or that you will be able to resell our shares at or above the price you paid or at all.

The market price of our shares is likely to be highly volatile, which could result in substantial losses to investors.

The trading price of our common stock may be volatile and could fluctuate widely due to factors beyond our control. The trading price for our common stock varied during the twelve-month period ended December 31, 2023, between a high of $11.00 on April 13, 2023 and a low of $1.00 on November 20, 2023. The last reported trade in our common stock on March 21, 2024, was $0.27. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations. This may happen because of the broad market and industry factors, like the performance and fluctuation of the market prices of other companies with business operations located mainly in China that have securities publicly traded in the United States. The securities of some companies with operations in China and securities publicly traded in the United States have experienced significant volatility, including price declines in connection with their initial public offerings. The trading performance of these Chinese companies’ securities after their offerings may affect the attitudes of investors toward Chinese companies publicly traded in the United States, including those of investors based in China, in general and consequently may impact the trading performance of our common stock, regardless of our actual operating performance. Such volatility in the price of our common stock including any stock-run up, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

In addition to market and industry factors, the trading price and volume of our common stock may be highly volatile due to factors specific to our operations, including the following:

●	variations in our actual and perceived operating results;

●	news regarding gains or losses of customers or partners by us or our competitors;

●	news regarding gains or losses of key personnel by us or our competitors;

●	announcements of competitive developments, acquisitions or strategic alliances in our industry by us or our competitors;

●	changes in earnings estimates or buy/sell recommendations by financial analysts;

●	potential litigation;

●	the imposition of fines or penalties related to our activities in the PRC and failure to comply with applicable rules and regulations;

●	general market conditions or other developments affecting us or our industry; and

●	the operating and stock price performance of other companies, other industries and other events or factors beyond our control.

In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources, and harm our business, operating results and financial condition. In addition, recent fluctuations in the financial and capital markets have resulted in volatility in securities prices.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities which could adversely impact the price of our common stock.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of companies, and lead to national, regional or international economic disruptions and economic uncertainty, any of which could adversely impact the price of our common stock.

The sale or availability for sale of substantial amounts of our common stock could adversely affect its market price.

Sales of substantial amounts of our common stock in the public market or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. Shares held by our existing shareholders may be sold in the public market in the future subject to the restrictions in Rule 144 under the Securities Act. We cannot predict what effect, if any, market sales of securities held by our significant shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our common stock.

If securities or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our common stock, the market price for our common stock and trading volume could decline.

The trading market for our common stock will be influenced by research or reports that industry or securities analysts publish about our business. If one or more analysts who cover us downgrade our common stock, the market price for our common stock would likely decline. If one or more of these analysts cease to cover us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume for our common stock to decline.

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

Our board of directors has complete discretion as to whether to distribute dividends. The timing, amount and form of future dividends, if any, will depend on, among other things, our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors. Accordingly, the return on your investment in our common stock will likely depend entirely upon any future price appreciation of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased our common stock and you may even lose your entire investment.

Our CEO has substantial influence over our company. His interests may not be aligned with the interests of our other shareholders, and he could prevent or cause a change of control or other transactions.

Quanzhong Lin, our Chairman of the Board of Directors and Chief Executive Officer, beneficially owns an aggregate of approximately 58% of our outstanding common stock. Accordingly, Mr. Lin could have significant influence in determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, the appointment of directors and other significant corporate actions. Mr. Lin will also have the power to prevent or cause a change in control. Without the consent of Mr. Lin, we may be prevented from entering into transactions that could be beneficial to us or our minority shareholders. In addition, Mr. Lin could violate his fiduciary duties by diverting business opportunities from us to himself or others. The interests of Mr. Lin may differ from the interests of our other shareholders. The concentration in the ownership of our common stock shares may cause a material decline in the value of our common stock.

Item 1B.	Unresolved Staff Comments

No disclosure is required pursuant to this item.

Item 1C.	Cybersecurity Policy

We regularly review our cybersecurity defenses to assess our vulnerability to cybersecurity attacks from viruses, malware and more sophisticated and targeted cyber-related attacks such as hackers looking to demand ransomware or access our systems to obtain information and data, as well as our vulnerability to cybersecurity failures resulting from human error and technological errors. We rely upon internal IT personnel working in conjunction with specialized outside security consultants on a day to day basis to conduct reviews and upgrade our systems when determined to be necessary.

Our overall strategy in combatting cybersecurity risks includes a variety of measures, including:

●	the use of antivirus software, virtual private networks, email security, as well as other software and system-wide measures such as multi-factor authorization to prevent and detect data intrusions;

●	deployment of updates and patches as they become available from our software suppliers and consultants and maintaining the current versions of major software to reduce the exposure to vulnerabilities;

●	the use of third-party services to conduct mandatory online training for all employees regarding identifying and avoiding cyber-security risks;

●	the review of the security procedures used by third parties that may host or otherwise have access to our systems;

●

the deployment of third-party cyber-security experts to perform penetration testing on our internal and external networks and systems in an effort to identify potential vulnerabilities; and

consideration of the cybersecurity risks posed by interacting with current and potential third-party service providers, suppliers and customers..

We are not aware of any existent weakness in our systems or malware embedded in our systems that are likely to would materially affect, or are reasonably likely to materially affect, our operations.

Day-to day management of cybersecurity threats is conducted by our Information Technology department in conjunction with outside service providers, which is charged with identifying and reporting threats to senior management. On a quarterly basis, cybersecurity is reviewed by our Chief Executive Officer and Chief Financial Officer, who are expected to report to the Audit Committee.

Board Oversight

The Audit Committee of our Board of Directors, which is composed of all non-employee directors, is responsible for oversight of our efforts to eliminate cybersecurity risks. The Audit Committee meets regularly with our Chief Executive Officer and Chief Financial Officer and, in turn, reports its finding to the Board of Directors.

Item 2.	Properties.

We currently operate 25 retail pharmacies in Chengdu. The pharmacies are operated subject to short term leases at market rate rents. In addition to the pharmacies, we maintain our administrative offices in Chengdu.

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

Effective March 31, 2024, we terminated our lease for the Shangyan Hotel. In the termination agreement we and the landlord agreed to release each other from any claims and the landlord agreed to return the security deposit.

On February 6, 2024, we entered into a lease with respect to a hotel located in Bandzhuyuan Town, Xindu District, Chengdu City. The term of the lease commenced February 29, 2024 and expires April 15, 2034. The lease provides for an annual rent of 1.2 million RMB and an annual property management fee of 400,000 RMB, which remains unchanged for the initial five-year term and are subject to a 5% annual increase thereafter. We have remitted to the landlord a deposit equal to two months’ rent and property management fee, refundable upon lease expiration or termination, less deductions for any outstanding payments, damages, or breaches of contract. The Lease grants us the right to occupy various areas within the hotel, covering approximately 18,000 square meters, including the first-floor lobby, external shops (subject to the rights of the current occupants), second to fourth floors, fifth to eighteenth floors (inclusive of meeting rooms and part of the dining rooms), underground and ground parking lots, and all hotel facilities and equipment.

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

In December 2020, Jian Yiao (the “Plaintiff”) filed a complaint against Chengdu Aixintang Pharmacy Co., Ltd. (“Aixintang Pharmacy”) in Zhangjiagang People’s Court in Jiangsu Province. The complaint alleges that Mr. Yiao is entitled to $392,305 (RMB2,500,000) from Aixintang Pharmacy for breaching a purchase agreement entered in March 2020 (the “Purchase Agreement”). Aixintang Pharmacy claimed that the Purchase Agreement was the result of a forgery by an employee, and that Aixintang Pharmacy did not enter the Purchase Agreement. The Court determined that Aixintang Pharmacy breached the Purchase Agreement by not delivering the products ordered and ordered Aixintang Pharmacy to pay $392,305 (RMB2,500,000) to the Plaintiff. In December 2020, Aixintang Pharmacy filed a motion in the Jiangsu Suzhou Intermediate People’s Court against the verdict.

In February 2021, the judge in the Jiangsu Suzhou Intermediate People’s Court denied Aixintang Pharmacy’s motion and upheld the judgment from the first trial. In March 2021, Aixintang Pharmacy filed another motion to the Jiangsu High People’s Court on the basis that the Purchase Agreement was forged. In February 2022, Aixintang Pharmacy filed an appeal in Jiangsu High People’s Court against the judgment reached by Jiangsu Suzhou Intermediate People’s Court in February 2021. To date, this legal proceeding remains pending.

The incident which is the subject to the above lawsuit occurred before Aixintang Pharmacy was acquired by the Company. In November 2021, Mr. Lin agreed to indemnify the Company against any losses arising from this legal proceeding.

The Company believes that current pending litigation will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 4	Mine Safety Disclosures.

Not applicable

PART II

Item 5	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Market Information

Our common stock is quoted on OTCQB under the symbol “AIXN.” From January 22, 2021 until June 5, 2023, our common stock was quoted on OTCQX under the symbol “AIXN.”

Trading in stocks on the OTCQX and OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

The following table sets forth the high and low trading prices of one share of our common stock for each fiscal quarter during the two most recent fiscal years. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Our common stock trades on a limited, sporadic and volatile basis. These high and low bid prices per share of common stock have been adjusted to give effect to the 1-for-2 reverse stock split of our common stock effected on February 17, 2023.

Year ended December 31, 2023	Low	High
First Quarter	$1.60	$6.86
Second Quarter	1.17	11.01
Third Quarter	2.25	4.50
Fourth Quarter	1.00	2.25

Year ended December 31, 2022	Low	High
First Quarter	$3.22	$6.98
Second Quarter	3.32	5.49
Third Quarter	3.32	4.00
Fourth Quarter	3.35	6.80

Holders

As of March 29, 2024, there were approximately 635 record holders of our common stock.

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

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2023.

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

Recent Sales of Unregistered Equity Securities

During the fourth quarter of 2023, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

In addition to our acquisitions in the health and nutritional sector, in July 2021, we completed the acquisition of Aixin Shangyan Hotel through which we owned and operated a hotel located in the Jinniu District, Chengdu City. Effective March 31, 2024, we terminated our lease for the Shangyan Hotel. In the termination agreement we and the landlord agreed to release each other from any claims and the landlord agreed to return the security deposit.

On February 6, 2024, we entered into a lease with respect to a hotel located in Bandzhuyuan Town, Xindu District, Chengdu City. The term of the lease commenced February 29, 2024 and expires April 15, 2034. The Lease grants us the right to occupy various areas within the hotel, covering approximately 18,000 square meters, including the first-floor lobby, external shops (subject to the rights of the current occupants), second to fourth floors, fifth to eighteenth floors (inclusive of meeting rooms and part of the dining rooms), underground and ground parking lots, and all hotel facilities and equipment. References to hotel revenues and operating costs below are with respect to the hotel we previously occupied in the Jinniu District of Chengdu.

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

Results of Operations

Years ended December 31, 2023 and 2022

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue. Certain columns may not add due to rounding:

	Years Ended December 31,
	2023		2022
	$	% of Revenue	$	% of Revenue
Revenue	$4,089,799	100%	$2,708,560	100%
Operating costs and expenses	6,588,606	161%	5,278,019	195%
Loss from operations	(2,498,807)	(61)%	(2,569,459)	(95)%
Non-operating income (expense), net	427,632	10%	(3,798,689)	(140)%
Loss before income tax	(2,071,175)	(51)%	(6,368,148)	(235)%
Income tax expense	19,519	0.5%	1,097	0.04%
Net loss	$(2,090,694)	(51)%	$(6,369,245)	(235)%

The following table shows our operations by business segment for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,
	2023	2022
Net revenue
Products	$1,159,134	$823,930
Pharmacies	937,655	789,347
Hotel	1,194,829	856,884
Manufacture and sale	798,181	238,399
Total revenues, net	$4,089,799	$2,708,560

Operating costs and expenses
Products
Cost of goods sold	$393,862	$171,345
Operating expenses	1,790,747	1,526,246
Pharmacies
Cost of goods sold	531,890	578,092
Operating expenses	455,906	622,835
Hotel
Hotel operating costs	1,811,065	1,739,948
Operating expenses	192,963	310,902
Manufacture and sale
Cost of goods sold	688,198	353,723
Operating expenses	723,975	(25,072)
Total operating costs and expenses	$6,588,606	$5,278,019

Loss from operations
Products	$(1,025,475)	$(873,661)
Pharmacies	(50,141)	(411,580)
Hotel	(809,199)	(1,193,966)
Manufacture and sale	(613,992)	(90,252)
Loss from operations	$(2,498,807)	$(2,569,459)

Revenue

Revenue was $4,089,799 in the year ending December 31, 2023, compared to $2,708,560 for 2022, an increase of $1,381,239 or 51%. The increase in revenue was mainly due to increases in direct sales of our nutritional products, increases in revenues from our hotel and pharmacies, and the generation of revenue by Runcangsheng which we acquired in September 2022. For the year ended December 31, 2023, we had $2,894,970 in product revenues (of which $1,159,134 were from direct sales, $937,655 were from sales at our pharmacies and $798,181 from sales by Runcangsheng) and hotel revenue of $1,194,829. For 2022, we had $1,851,676 product revenues (of which $823,930 were from direct sales, $789,347 represented sales at our pharmacies, $238,399 represented sales from Runcangsheng), and hotel revenue of $856,884.

Direct products sales

Our direct products sales revenue was $1,159,134 for the year ended December 31, 2023, compared with $823,930 for 2022, representing an increase of $335,204 or 41%. Our direct products sales revenue as a percentage to total revenue was 28% for the year ended December 31, 2023, compared to 30% for 2022. The increase in direct sales revenue was mainly due to our heightened promotional activities in 2023 and the cessation of the Covid-19 policy in China.

Pharmacies Revenue

Our pharmacies revenue was $937,655 for the year ended December 31, 2023, compared with $789,347 for 2022, representing an increase of $148,308 or 19%. Our pharmacies revenue as a percentage to total revenue was 23% for the year ended December 31, 2023, compared to 29% for 2022. The increase in pharmacies revenue was a result of our introduction of new products in the second half year of 2022. Specifically, we started to sell Chinese medicinal herbs, considered by some to be a treatment and prevention supplements for Covid-19.

Hotel Revenue

Our hotel revenue was $1,194,829 for the year ended December 31, 2023, compared with $856,884 for 2022, representing an increase of $337,945 or 39%. Our hotel revenue as a percentage of total revenue was 29% for the year ended December 31, 2023, compared to 32% for 2022. The increase in hotel revenue was a result of increased travel and consumption activities in China after the pandemic.

Manufacture and sales

Our manufacture and sales revenues were $798,181 for the year ended December 31, 2023, compared with $238,399 for 2022, representing an increase of $559,782 or 235%. Our manufacture and sales revenue as a percentage of total revenue was 20% for the year ended December 31, 2023, compared to 9% for 2022. The primary reason for the increase in manufacture and sales revenue was the inclusion of revenue from Runcangsheng. which we acquired in September 2022.

Operation Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $1,613,950 for the year ended December 31, 2023, compared to $1,103,160 for 2022, an increase of $510,790 or 46%. The increase in our cost of goods sold is attributable to the increase in our sales.

Direct products sales

The cost of goods sold for our direct products was $393,862 for the year ended December 31, 2023, compared with $171,345 for 2022, representing an increase of $222,517 or 130%. The cost of goods sold for our direct product sales as a percentage of sales was 34% in 2023, compared to 21% for 2022. The increase in cost of goods sold was primarily driven by the increased commission payouts to our sales personnel in 2023.

Pharmacies Revenue

The cost of goods sold at our pharmacies was $531,890 for the year ended December 31, 2023, compared with $578,092 for 2022, representing a decrease of $46,202 or 8%. The cost of goods sold at our pharmacies as a percentage of pharmacy product sales was 57% in 2023, compared to 73% in 2022. The decrease in cost of goods sold was mainly due to the low cost of Chinese medicinal herbs which were acquired by subsidiary Runcangsheng and distributed by our pharmacies; our coordination of activities at our pharmacies, such as the implementation of bulk inventory purchasing which reduced our purchasing costs; and cost reduction measures undertaken in 2023, including reviewing our list of vendors and replacing those vendors with higher purchasing costs.

Manufacture and sales

The cost of goods sold for our manufacture and sales was $688,198 for the year ended December 31, 2023, compared with $353,723 for, representing an increase of $334,475 or 95%. The cost of goods sold as a percentage of sales by our manufacture and sales was 86% in 2023, compared to 148% in 2022. The primary reason for the increase in cost of goods sold was due to our acquisition of Runcangsheng in September 2022, which resulted in our recording twelve months of revenues and costs in 2023 compared with three months in 2022.

Hotel Operating Costs

Hotel operating costs were $1,811,065 and $1,739,948 for the years ended December 31, 2023 and 2022, representing an increase of $71,117 or 4%. The increase in hotel operating costs was mainly due to the increase in hotel sales but was partly offset by decreases in the cost of foods and fruits.

Operating Expenses

Operating expenses were $3,163,591 for the year ended December 31, 2023, compared to $2,434,911 for the same period of 2022, an increase of $728,680 or 30%. The increase in operating expenses was mainly due to the increase in operating expenses reported for Runcangsheng which was acquired on September 30, 2022.

Loss from Operations

Loss from operations was $2,498,807 in the year ended December 31, 2023, compared to $2,569,459 in 2022, a decrease of $70,652 or 3%. The decrease in our loss from operations for 2023 was due to the increases in our revenues at our pharmacies and hotel segments, partly offset by the losses incurred by direct sales activities and our new subsidiary, Runcangsheng.

Non-operating Income

Non-operating income was $427,632 for the year ended December 31, 2023, compared to non-operating expenses of $3,798,689 for the year ended December 31, 2022. For 2023, we had interest income of $838 and other income $438,348, partly offset by other expenses of $11,554. For 2023, other income mainly consisted of a government grant of $369,857. For 2022, we had an impairment loss of goodwill of $3,823,770 arising from the acquisition of Runcangsheng, and other expenses of $31,651, partly offset by interest income of $4,876 and other income of $51,856.

Income Tax Expense

Income tax expense was $19,519 and $1,097 for the years ended December 31, 2023 and 2022, respectively, an increase of $18,422 or 1,679% for the year ended December 31, 2023 compared with 2022.

Net Loss

Our net loss for the year ended December 31, 2023 was $2,090,694, compared to a net loss of $6,369,245 for 2022, a decrease of $4,278,551 or 61%. The decrease in our net loss was mainly due to increased sales and the absence of an impairment loss, partly offset by increased operating costs and expenses as explained above.

Liquidity and Capital Resources

During the year ended December 31, 2023, we used $1,392,259 in operations. As of December 31, 2023, cash and cash equivalents were $443,758 (excluding $23,208 of restricted cash), compared to $510,128 (excluding $109,772 of restricted cash) as of December 31, 2022. At December 31, 2023, we had a working capital deficit of $4,467,006 compared to $3,346,358 at December 31, 2022.

The following is a summary of cash provided by or used in each of the indicated types of activities during years ended December 31, 2023 and 2022, respectively.

	December 31, 2023	December 31, 2022
Net cash used in operating activities	$(1,392,259)	$(1,624,565)
Net cash (used in) provided by investing activities	$(302,838)	$(3,522,369)
Net cash provided by (used in) financing activities	$1,560,466	$(2,389,593)

Net cash used in operating activities

For the year ended December 31, 2023, net cash used in operating activities was $1,392,259. This reflects our net loss of $2,090,694, adjusted by non-cash related expenses including depreciation and amortization expense of $410,690, a change in deferred tax of $15,152, a bad debt reversal of $47,762, an inventory impairment of $7,770, operating lease expenses of $817,179, government grant income of $369,857 and stock-based compensation of $371,540, and then decreased by changes in working capital of $506,639. The cash outflow from changes in working capital mainly resulted from increases in other receivables and prepaid expense, including related party receivables of $11,649, in accounts payable from related party of $159,843, in accrued liabilities and other payables of $161,393, in taxes payable of $52,010 and payments of lease liabilities of $779,599, partly offset by cash inflows from accounts receivable, including from related parties in the amount of $477,951, cash inflows from advances to suppliers of $133,513, cash inflows from inventory of $36,240, cash inflows from accounts payable of $93,682, and cash inflow from unearned revenue of $37,275.

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

Net cash used in investing activities

For the year ended December 31, 2023 and 2022, net cash used in investing activities was $302,838 including $295,487 for the purchase of fixed assets, $4,032 for the purchase of intangible assets, and $3,319 cash disposed of at the termination of a non-operating subsidiary. For the year ended December 31, 2022, net cash used in investing activities was $3,522,369, mainly as a result of $3,812,027 paid for the acquisition of Runcangsheng, and purchases of property and equipment of $156,723, partly offset by cash acquired in connection with the acquisition of Runcangsheng of $446,381.

Net cash provided by financing activities

For the year ended December 31, 2023, net cash provided by financing activities were the result of capital contributions of $142,200 and proceeds from a government grant of $369,857, and proceeds from advances from related parties of $1,048,409. For the year ended December 31, 2022, net cash used in financing activities was $2,389,593 as a result of payments made against advances from related parties of $2,389,593.

We substantially depleted our available cash and working capital during 2023 supporting our operations which generated a $2,498,807 loss in 2023 and completing the acquisition of Runcangsheng. It is likely that Runcangsheng will require additional capital to achieve its short term operational goals and long range business plans. Further, we may need additional capital to maintain our other businesses. We may also have to raise additional financing as our working capital requirements are expected to increase in line with the growth of our business. In the past we have funded our operations through proceeds from private placements of equity and advances from our principal shareholder. Should we require capital to fund our business, we intend to finance our business by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders and could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

We are subject to all of the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy. Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of our business model is unproven. We may never achieve profitable operations. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth. As a result of the emerging nature of the market in which we compete, we may incur operating losses until such time as we can develop a substantial and stable revenue base. Additional development expenses may delay or negatively impact our ability to generate profits. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve or sustain profitability, or continue as a going concern.

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

Contractual Obligations

We have no long-term fixed contractual obligations or commitments other than leases that are disclosed in Note 12 in the notes to our consolidated financial statements.

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

Accounts Receivable

We maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2023 and 2022, the bad debt allowance was $80,640 and $272,550, respectively.

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

At December 31, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2023, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and knowledge of the regulations of the Securities and Exchange Commission, and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2023. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer have concluded that due to the absence of a financial staff with accounting and financial expertise and certain deficiencies in the design or operation of our internal control over financial reporting, our internal controls over financial reporting were not effective as of December 31, 2023.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to ensure that our financial statements are in accordance with US GAAP.

Item 9B.	Other Information

Not applicable

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

The following table sets forth the names and ages of all directors and executive officers as of the end of the last fiscal year and on the date of this report:

Name	Age	Position
Quanzhong Lin	46	Director, Chairman, President and Chief Executive Officer
Yao-Te Wang (1) (2) (3)	47	Director and Secretary
Christopher Lee (1) (2) (3)	53	Director
Huiliang Jiao (1) (2) (3)	50	Director
Tianfeng Li	40	Chief Financial Officer

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Yao-Te Wang has served as a director of our company since December 12, 2017. He became our Secretary on June 20, 2023. Mr. Wang has been the Chief Executive Officer of Ivy Service Group (China), which is a transnational consultant company in China, since 2015. From January 2016 to June 2016, Mr. Wang participated in the overall operation planning for Chongqing Cultural Assets and Equity Exchange. From June 2015 to January 2016, Mr. Wang helped with the overall brand strategy development for Swire Group, who merged the biggest baking brand in Southwest China within more than 150 million RMB. From September 2014 to February 2015, Mr. Wang was the chairman special assistant for JECUI Health Science Company. From July 2012 to August 2014, Mr. Wang was the Chief Executive Officer of Ivy Service Group (Taipei). From August 2007 to June 2012, Mr. Wang was an instructor of National Defense University (Taipei), taught International Politics and Economic Analysis.

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

Board Meetings; Leadership Structure and Risk Oversight

Mr. Quanzhong Lin holds the positions of chief executive officer and chairman of the board of the Company. The board believes that Mr. Lin’s services as both chief executive officer and chairman of the board is in the best interest of the Company and its shareholders. Mr. Lin is a well-recognized successful entrepreneur in Chengdu. He possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company in its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters relating to the business of the Company. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees and customers.

The board has not designated a lead director. Given the limited number of directors comprising the Board, the independent directors call and plan their executive sessions collaboratively and, between meetings of the Board, communicate with management and one another directly. Under these circumstances, the directors believe designating a lead director to take on responsibility for functions in which they all currently participate might detract from rather than enhance performance of their responsibilities as directors.

Management is responsible for assessing and managing risk, subject to oversight by the board of directors. The board oversees our risk management policies and risk appetite, including operational risks and risks relating to our business strategy and transactions. Various committees of the board assist the board in this oversight responsibility in their respective areas of expertise.

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to, earned by or accrued for, our directors during the fiscal year ended December 31, 2023.

	DIRECTOR COMPENSATION
Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yao-Te Wang	$37,000	—	—	—	—	0	$37,000
Quanzhong Lin	$0	—	—	—	—	0	$0
Christopher Lee	9,600		—	—	—	0	$9,600
Huiliang Jiao	12,000	—	—	—	—	—	$12,000

Our Board of Directors has determined that Yao-Te Wang, , Christopher Lee and Huiliang Jiao are “independent directors” within the meaning of NASDAQ Marketplace Rule 5605(a)(2) and Section 10(A)(m)(3) of the Exchange Act.

Board Meetings; Committees and Membership

Our Board of Directors did not meet in formal session during 2023 , though it regularly took action by written consent after the directors consulted with each other as to the actions to be taken.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our Company’s officers including our Chief Executive Officer, employees, consultants and advisors. A copy of the Code of Business Conduct and Ethics was filed as an exhibit to our report on Form 8-K filed on September 25, 2020, and is available on the SEC’s website, www.sec.gov.

Shareholder Communications

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

The following table sets forth certain information about compensation paid, earned or accrued for services by each individual who served as our chief executive officer and chief financial officer for services rendered in all capacities during the year ended December 31, 2023. No other executive officer of our Company or other individual received total annual salary and bonus compensation in excess of $100,000 for the year ended December 31, 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Quanzhong Lin, President(1)	2023	$20,100	$	$20,100
	2022	20,822		20,822
Tiangfeng Li, Chief Financial Officer (2)	2023	$26,500	$	$26,500
	2022	$20,533	$	$20,533

(1) Amounts attributed to Mr. Lin represent amounts paid as President and CEO of AiXinZhonghong.

(2) Amounts attributed to Ms. Li represent amounts paid as CFO of AiXinZhonghong.

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

We adopted the 2019 Plan to provide a means by which employees, directors, and consultants of our Company and those of our subsidiaries and other designated affiliates, which we refer to together as our affiliates, may be given an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions, and to provide incentives for such persons to exert maximum efforts for our success and the success of our affiliates. The material features of the 2019 Plan are outlined below. This summary is qualified in its entirety by reference to the complete text of the 2019 Plan which has been filed with the SEC.

None of our executive officers or directors was granted any options or equity awards during 2023 or held any options or other equity awards at December 31, 2023.

There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries.

Outstanding Equity Awards

At December 31, 2023, there were no outstanding equity awards granted pursuant to the 2019 Equity Incentive Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 29, 2024, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. There were 24,999,945 shares of our common stock outstanding as of March 29, 2024.

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

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2023, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Advance to/from related parties

As of December 31, 2022, the Company had accounts payable in the amount of $165,958 due to Luquan Shengcaofeng Biotechnology Co., Ltd., an affiliate of Runcangsheng, for the purchase of raw materials. This payable was satisfied during 2023.

From time to time, we have advanced certain amounts to pharmacies owned by Quanzhong Lin. The amount due from each of such entities as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$563	$9,708
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	85	26,125
Chengdu Zhiweibing Pharmacy Co., Ltd.	1,738	-
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	704	34,622
Sichuan Aixin Investment Co. Ltd	9,310	145
Chengdu Lisheng Huiren Tang Pharmacy Co., Ltd.	-	12,502
Total	$12,400	$83,102

From time to time, we have received advances from certain affiliates. The amounts due to such affiliates as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Quanzhong Lin	$1,051,429	$140,644
Yirong Shen	87,325	89,892
Huiliang Jiao	82,152	-
Tianfeng Li	780	-
Mianyang Aixin Cunshan Pharmacy Co. Ltd	112	-
Chengdu Aixin International travel service Co, Ltd	5,087	6,346
Total	$1,226,885	$236,882

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

In May 2014, we entered into a lease with Mr. Lin for use of an office. We have renewed the lease until April 30, 2024, with monthly rent of RMB5,000 ($[ ]), payable quarterly.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, had any material interest, direct or indirect, in any transaction that occurred since January 1, 2023, or in any proposed transaction, which has materially affected or will affect the Company.

Item 14	Principal Accountant Fees And Services.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal years ended December 31, 2023 and December 31, 2022:

	Fiscal year ended December 31,
	2023	2022

Audit Fees	$310,000	$310,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$310,000	$310,000

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

Our Board of Directors reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2023 fiscal year. The board of directors also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the board of directors has determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2023 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

Years Ended December 31, 2023 and 2022

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit Number	Description of Document
3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007).
3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).
3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017 as filed with the SEC on January 16, 2018).
3.4	Articles of Amendment to Articles of Incorporation (incorporated by reference to Appendix A to the 14C Information Schedule filed with the SEC on August 24, 2020).
3.5	Articles of Amendment to Articles of Incorporation (incorporated by reference to Appendix A to Current Report on Form 8-K filed with the SEC on January 12, 2023)
3.6	Statement of Correction (incorporated by reference to Current Report on Form 8-K filed with the SEC on February 15, 2023)
3.7	Bylaws of the Company (incorporated by reference to Exhibit 3.6 of Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-268190) filed January 17, 2023).
4.1	Description of Securities (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020).
10.1	2019 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on January 10, 2019).
10.2	English Translation of Equity Transfer Agreement with Respect to Shangyan Hotel Company (incorporated by reference to Current Report on Form 8-K dated May 25, 2021).
10.3	English Translation of Equity Transfer Agreement with respect to Chengdu AiXin Pharmacy Co., Ltd. and affiliated entities (incorporated by reference to Current Report on Form 8-K dated June 2, 2021).
10.4	English Translation of Equity Transfer Agreement among the Company, Chen Yun and Yunnan Sheng Shengyuan Technology Co., Ltd. (incorporated by reference to Current Report on Form 8-K dated July 7, 2022)
10.5	English Translation of Supplementary Agreement to Equity Transfer Agreement among the Company, Yunnan Sheng Shengyuan Technology Co., Ltd. and Chen Yun. (incorporated by reference to Current Report on Form 8-K/A filed October 10, 2022).
10.6	English Translation of Supplementary 2 Agreement to Equity Transfer Agreement among the Company, Yunnan Sheng Shengyuan Technology Co., Ltd. And Chen Yun. (incorporated by reference to Report on Form 8-K/A filed October 27, 2022).
10.7	English translation of Framework Agreement for Project Cooperation in Intelligent Deep Processing of Agricultural Products with Plateau Characteristics (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-268190) filed March 7, 2023).
10.8	Contribution Agreement dated March 1, 2023, by Mr. Quanzhong Lin in favor of the Company(incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-268190) filed March 7, 2023).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed September 25, 2020).
19.1	Insider Trading Policy
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-268190) filed February 9, 2024).
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of 15d-14 of Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	Executive Compensation Clawback Policy.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 2024	By:	/s/ Quanzhong Lin
Quanzhong Lin Chief Executive Officer (Principal Executive Officer

	By:	/s/ Tianfeng Li
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 8, 2024.

Signature	Title

/s/ Quanzhong Lin	Chief Executive Officer and a Director
Quanzhong Lin	(Principal Executive Officer)

/s/ Tianfeng Li	Chief Financial Officer
Tianfeng Li	(Principal Financial Officer)

/s/ Yao-Te Wang	Director
Yao-Te Wang

/s/ Huiliang Jiao	Director
Huiliang Jiao

/s/ Christopher Lee	Director
Christopher Lee

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AiXin Life International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AiXin Life International, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with generally accepted accounting principles in the United States of America.

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

Diamond Bar, California

April 5, 2024

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

Assets
Current assets
Cash and cash equivalents	$443,758	$510,128
Restricted cash	23,208	109,772
Accounts receivable, including related parties, net	253,586	562,581
Other receivables and prepaid expenses	170,831	42,631
Advances to suppliers	152,563	168,523
Inventory, net	441,098	499,252
Due from related parties	12,400	83,102
Total current assets	1,497,444	1,975,989

Property and equipment, net	1,679,675	1,971,793
Intangible assets, net	3,917	1,269
Deferred tax asset	-	15,556
Security deposit	84,508	86,992
Operating lease right-of-use assets	1,576,814	999,285
Goodwill, net	-	-
Total assets	$4,842,358	$5,050,884

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$478,456	$398,469
Accounts payable - related party	1,776	165,958
Unearned revenue	172,753	139,502
Taxes payable	49,249	104,100
Accrued liabilities and other payables	2,163,066	2,356,490
Government grant	923,238	950,371
Loan from third parties	84,508	86,992
Operating lease liabilities	864,519	883,583
Due to related parties	1,226,885	236,882
Total current liabilities	5,964,450	5,322,347
Operating lease liabilities - non-current	789,489	194,725
Total liabilities	6,753,939	5,517,072

Stockholders’ deficit
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 24,999,834 shares issued and outstanding as of December 31, 2023 and December 31, 2022	250	250
Additional paid in capital	14,975,423	14,458,583
Statutory reserve	151,988	151,988
Accumulated deficit	(17,220,392)	(15,249,858)
Accumulated other comprehensive income	181,150	172,849
Total stockholders’ deficit	(1,911,581)	(466,188)

Total liabilities and stockholders’ deficit	$4,842,358	$5,050,884

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2023	2022

Sales revenue:
Products	$2,894,970	$1,851,676
Room revenues	598,252	262,605
Food and beverage revenues	498,029	475,746
Others	98,548	118,533
Total revenue, net	4,089,799	2,708,560

Operating costs and expenses
Cost of goods sold	1,613,950	1,103,160
Hotel operating costs	1,811,065	1,739,948
Selling	888,745	787,637
General and administrative	1,947,294	1,395,008
(Reversal of) provision for bad debts	(43,988)	(119,274)
Stock-based compensation	371,540	371,540
Total operating costs and expenses	6,588,606	5,278,019

Loss from operations	(2,498,807)	(2,569,459)

Non-operating income (expenses)
Interest income	838	4,876
Impairment loss	-	(3,823,770)
Other income	438,348	51,856
Other expenses	(11,554)	(31,651)
Total non-operating income (loss), net	427,632	(3,798,689)

Loss before income tax	(2,071,175)	(6,368,148)

Income tax expense	19,519	1,097

Net loss	(2,090,694)	(6,369,245)

Other comprehensive items
Foreign currency translation gain (loss)	8,301	(537,974)

Comprehensive loss	$(2,082,393)	$(6,907,219)

Income per share - basic and diluted	$(0.084)	$(0.255)

Weighted average shares outstanding	24,999,834	24,999,842

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	paid in capital	reserves	deficit	income	Total

Balance at December 31, 2021	24,999,842	$250	$14,087,043	$151,988	$(8,880,613)	$710,823	$6,069,491
Stock-based compensation	-	-	371,540	-	-	-	371,540
Net loss	-	-	-	-	(6,369,245)	-	(6,369,245)
Foreign currency translation	-	-	-	-	-	(537,974)	(537,974)
Balance at December 31, 2022	24,999,842	250	14,458,583	151,988	(15,249,858)	172,849	(466,188)
Stock-based compensation	-	-	371,540	-	-	-	371,540
Disposal of subsidiary	-	-	-	-	120,160	-	120,160
Shareholder contribution	-	-	145,300	-	-	-	145,300
Reverse stock split adjustment	(8)	-	-	-	-	-	-
Net loss	-	-	-	-	(2,090,694)	-	(2,090,694)
Foreign currency translation	-	-	-	-	-	8,301	8,301
Balance at December 31, 2023	24,999,834	$250	$14,975,423	$151,988	$(17,220,392)	$181,150	$(1,911,581)

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,090,694)	$(6,369,245)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	410,690	185,565
Loss on disposal of fixed assets	362	-
(Reversal of) provision for bad debts	(47,762)	45,953
Provision for inventory reserve	7,770	54,899
Operating lease expense	817,179	837,425
Stock-based compensation	371,540	371,540
Deferred tax	15,152	1,858
Impairment loss	-	3,823,770
Government grant income	(369,857)	-
Changes in assets and liabilities:
Accounts receivable	564,502	(425,961)
Accounts receivable - related parties	(86,551)	(42)
Other receivables and prepaid expenses	(132,455)	109,439
Advances to suppliers	133,513	103,016
Inventory	36,240	150,872
Accounts payable	93,682	(71,153)
Accounts payable - related parties	(159,843)	140,608
Unearned revenue	37,275	(24,401)
Taxes payable	(52,010)	(137,711)
Payment of operating lease liabilities	(779,599)	(710,865)
Accrued liabilities and other payables	(161,393)	289,868
Net cash used in operating activities	(1,392,259)	(1,624,565)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash disposed at disposal of subsidiary	(3,319)	-
Cash acquired at acquisition of subsidiary	-	446,381
Purchase of property and equipment	(295,487)	(156,723)
Purchase of intangible asset	(4,032)	-
Payment for acquisition of subsidiary	-	(3,812,027)
Net cash used in investing activities	(302,838)	(3,522,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advance from related parties	1,048,409	(2,389,593)
Proceeds from government grant	369,857	-
Capital contribution	142,200	-
Net cash provided by (used in) financing activities	1,560,466	(2,389,593)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(18,303)	(444,426)

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(152,934)	(7,980,953)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	619,900	8,600,853

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$466,966	$619,900

Supplemental Cash flow data:
Income tax paid	$4,367	$71,163
Interest paid	$-	$-

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

On July 19, 2022, AiXin HK entered into an Equity Transfer Agreement with Yunnan Shengshengyuan Technology Co., Ltd, (“Yunnan Shengshengyuan”) and Yun Chen (together, the “Sellers”), the shareholders of Yunnan Runcangsheng Technology Company Ltd. (“Runcangsheng”). Yunnan Shengshengyuan owns in excess of 95% of the outstanding equity of Runcangsheng. The remaining equity interest is owned by Yun Chen. Pursuant to the Transfer Agreement, HK Aixin agreed to purchase all of the outstanding equity of Runcangsheng for an aggregate purchase price of $4,418,095 (RMB 31,557,820), adjusted by $116,802 the amount equal to the initial net worth minus the audited net worth. In addition to transferring their respective equity interest in Runcangsheng by the Sellers, both Sellers agree to forgive any loans Runcangsheng due to them. The acquisition was completed on September 30, 2022 (see Note 19).

On February 17, 2023, the Company effected a 1 for 2 reverse stock split. As a result of the reverse split, every two shares of the Company’s issued and outstanding common stock will be automatically combined and converted into one issued and outstanding share of common stock, par value $0.00001 per share. The Company has approximately 24,999,834 shares of outstanding common stock after the effect of reverse stock split and the elimination of fractional shares. All share and earnings per share information has been retroactively adjusted to reflect the reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of AiXinZhonghong, Aixin Shangyan Hotel, Aixintang Pharmacies, and Runcangsheng is the Chinese Renminbi (“RMB”). The accompanying consolidated financial statements are translated from RMB and presented in U.S. dollars (“USD”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AiXin HK, AiXinZhonghong, Aixin Shangyan Hotel, Aixintang Pharmacies, and Runcangsheng. Intercompany transactions and accounts were eliminated in consolidation.

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

The Company has suffered net losses of $2,090,694 and $6,369,245 for the years ended December 31, 2023 and 2022, respectively, and used net cash in operating activities of $1,392,259 and $1,624,565 for the years ended December 31, 2023 and 2022, respectively, and has an accumulated deficit of $17,220,392 as of December 31, 2023. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. From January 1, 2023 through December 31, 2023, the Company’s cash and cash equivalents decreased from $510,128 to $443,758 mainly due to operating losses, and the use of cash to support operating activities.

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

Restricted Cash

The restricted cash was cash maintained in temporarily frozen bank accounts held by Aixintang Pharmacy and its branches by the court for a judgement against Aixintang Pharmacy (see Note 18 – litigation).

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2023 and 2022, the bad debt allowance was $80,640 and $272,550 respectively.

The following table summarizes the activity related to the Company’s accounts receivable allowance for doubtful accounts for the years ended December 31, 2023 and 2022:

	For the years ended December 31,
	2023	2022

Beginning balance	$272,550	$213,787
(Reversal of) provision for bad debts	(47,762)	45,953
Acquisition of subsidiary	-	196,164
Recoveries/Write offs	(135,589)	(165,227)
Effect of translation	(8,559)	(18,127)
Ending balance	$80,640	$272,550

Inventories

Inventories mainly consists of health supplements, drugs, pharmaceutical and nutritional products, food and beverage, hotel supplies and consumables. Inventories are valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded provision for inventory reserve of $7,770 and $54,899 for the years ended December 31, 2023 and 2022, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2023 and 2022, there were no significant impairments of its long-lived assets.

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

At December 31, 2023 and 2022, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Unearned Revenue

The Company’s unearned revenue primarily consists of advances received from customers for the purchase of products prior to the delivery of goods, and for the rental of hotel rooms prior to the delivery of service. The delivery of products and room rental services is based upon contract terms and customer demand, normally within one year.

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

During the years ended December 31, 2023 and 2022, the Company had no customer that accounted for over 10% of its total revenue.

During the year ended December 31, 2023, the Company had two suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the year ended December 31, 2023	% of total purchase
A	$250,999	14%
B	195,202	11%

During the year ended December 31, 2022, the Company had two major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the year ended December 31, 2022	% of total purchase
B	$189,150	14%
C (1)	149,806	11%

(1)	The Company purchased inventory from this supplier, Runcansheng, in the year ended December 31, 2022. The Company acquired all of the outstanding equity of Runcangsheng on September 30, 2022 (see Note 19).

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of December 31, 2023 and 2022. Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

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

As of December 31, 2023 and 2022, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the year ended December 31, 2023 and 2022 consisted of net income (loss) and foreign currency translation adjustments.

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

As of December 31, 2023 and 2022, the Company did not have any potentially dilutive instruments.

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

The following table shows the Company’s operations by business segment for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,
	2023	2022
Net revenue
Products	$1,159,134	$823,930
Pharmacies	937,655	789,347
Hotel	1,194,829	856,884
Manufacture and sale	798,181	238,399
Total revenues, net	$4,089,799	$2,708,560

Operating costs and expenses
Products
Cost of goods sold	$393,862	$171,345
Operating expenses	1,790,747	1,526,246
Pharmacies
Cost of goods sold	531,890	578,092
Operating expenses	455,906	622,835
Hotel
Hotel operating costs	1,811,065	1,739,948
Operating expenses	192,963	310,902
Manufacture and sale
Cost of goods sold	688,198	353,723
Operating expenses	723,975	(25,072)
Total operating costs and expenses	$6,588,606	$5,278,019

Loss from operations
Products	$(1,025,475)	$(873,661)
Pharmacies	(50,141)	(411,580)
Hotel	(809,199)	(1,193,966)
Manufacture and sale	(613,992)	(90,252)
Loss from operations	$(2,498,807)	$(2,569,459)

Segment assets	As of December 31, 2023	As of December 31, 2022
Products	$270,932	$410,754
Pharmacies	425,546	758,675
Hotel	1,654,165	970,385
Manufacture and sale	2,491,715	2,911,070
Total assets	$4,842,358	$5,050,884

As the acquisition of Runcangsheng was consummated as of September 30, 2022 (see Note 19), the revenues and operating results of the manufacture and sale segment were included in the financial statements of the Company beginning on October 1, 2022.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU 2016-13 did not have any impact on the Company’s consolidated financial statements presentation or disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The adoption of ASU 2017-04 did not have any impact on the Company’s consolidated financial statements presentation or disclosures.

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

3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deposits	$8,978	$15,546
Prepaid expenses including related party (see Note 13)	128,378	9,490
Employees’ social insurance	8,667	10,124
Others	24,808	7,471
Total	$170,831	$42,631

4. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $152,563 and $168,523 as of December 31, 2023 and 2022, respectively. Advances to suppliers primarily include prepayments for products and equipment expected to be delivered subsequent to balance sheet dates.

5. INVENTORIES

Inventories consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Raw material	$114,005	$62,462
Work in process	-	15,315
Finished goods-health supplements	-	521
Drugs, pharmaceutical and nutritional products	324,588	412,129
Food and beverage, hotel supplies and consumables	81,969	82,646
Total	$520,562	$573,073
Less: reserve for inventory	79,464	73,821
Total inventories, net	$441,098	$499,252

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Vehicles	$451,381	$426,836
Office furniture	80,612	82,549
Electronic equipment	25,899	20,607
Machinery	1,314,902	1,241,778
Leasehold improvements	1,125,581	1,139,087
Other	11,997	17,485
Total	3,010,372	2,928,342
Less: Accumulated depreciation	(1,330,697)	(956,549)
Property and equipment, net	$1,679,675	$1,971,793

Depreciation expense for the years ended December 31, 2023 and 2022 was $409,351 and $183,542, respectively

7. INTANGIBLE ASSET, NET

Intangible asset consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Software	$12,516	$8,564
Less: Accumulated amortization	(8,599)	(7,295)
Intangible asset, net	$3,917	$1,269

Amortization expense for the years ended December 31, 2023 and 2022 was $1,339 and $2,023, respectively.

8. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Value-added	$6,439	$56,806
Income	29,998	30,919
City construction	1,423	3,746
Education	1,024	2,184
Other	10,365	10,445
Taxes payable	$49,249	$104,100

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Accrued employees’ social insurance	$231,983	$270,349
Accrued payroll and commission	308,768	307,331
Accrued rent expense	-	32,746
Construction payable	1,229,775	1,384,674
Payable for equipment purchase	30,307	32,278
Accrued professional fees	250,505	233,894
Deposit	10,986	11,308
Other payables	100,742	83,910
Total	$2,163,066	$2,356,490

10. GOVERNMENT GRANT

On December 1, 2021, The Company and Luquan Yizu Miaozu Autonomous County People’s Government (“the People’s Government”) entered a cooperation agreement for a cooperation term of 10 years. According to the agreement, the People’s Government will contribute RMB 8,000,000 ($1,194,400) as a one-time payment to the Company for supporting them on deep processing of Chinese herbs. The Company can retain the contributed amount at the end of the cooperation term if it passes the performance assessment by People’s Government; otherwise, it will return the full proceeds they received plus 20% penalty. As of December 31, 2023, the Company only received $923,238 from People’s Government, the Company plans to return the funds to the People’s Government as it is not the full amount the Peoples’ Government promised to contribute.

11. LOAN FROM THIRD PARTIES

As of December 31, 2023 and 2022, the Company had advances from unrelated third parties of Aixin Shangyan Hotel in an aggregate amount $84,508 and $86,992, respectively. There was no written agreement, and these loans are payable on demand and bear no interest.

12. LEASE

AiXinZhonghong leases its office on a monthly basis. AiXinZhonghong also has operating leases for other sales locations under various operating lease arrangements. The leases have remaining lease terms of approximately 0.33 to 4.41 years.

Aixin Shangyan Hotel leases its hotel premises under an operating lease arrangement. The lease has a remaining lease term of approximately 2 years.

Aixintang Pharmacies lease retail pharmacy stores under operating lease arrangements, with remaining lease terms of 0.96 to 2.67 years.

Runcangsheng leases its office under an operating lease arrangement. The lease was expired as of December 31, 2023. In January 2024, the lease was renewed with the expiration date on December 31, 2024.

Balance sheet information related to the Company’s leases is presented below:

	December 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$1,576,814	$999,285

Operating lease liabilities – current	$864,519	$883,583
Operating lease liability – non-current	789,489	194,725
Total operating lease liabilities	$1,654,008	$1,078,308

The following provides details of the Company’s lease expenses:

	Years Ended December 31,
	2023	2022
Operating lease expenses	$817,179	$837,425

Other information related to leases is presented below:

	Years Ended December 31,
	2023	2022
Cash Paid for Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$779,599	710,865

Weighted Average Remaining Lease Term:
Operating leases	1.99 years	1.45 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2024	$921,869
2025	759,052
2026	37,370
2027	8,451
2028	3,521
Total lease payments	1,730,263
Less: imputed interest	(76,255)
Total lease liabilities	1,654,008
Less: current portion	(864,519)
Lease liabilities – non-current portion	$789,489

13. RELATED PARTY TRANSACTIONS

Accounts receivable – related party

Accounts receivable – related party consisted of the following as of the periods indicated:

	December 31, 2023	December 31, 2022
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$2,451	$-
Chengdu Lisheng Huiren Tang Pharmacy Co., Ltd.	4,309	-
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	2,028	-
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	2,028	-
Xiaoyan Zhou	32,493	-
Chengdu Aixin International Travel Service Co., Ltd	43,083	-
Other	-	42
Total	$86,392	$42

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, President and major shareholder of Aixin Life). Xiaoyan Zhou is the wife of Huiliang Jiao, the Company’s Director.

Prepaid expense – related party

Prepaid expense – related party consisted of the following as of the periods indicated:

	December 31, 2023	December 31, 2022
Chengdu Aixin International Travel Service Co., Ltd	$120,483	$-

Chengdu Aixin International Travel Service Co., Ltd is an entity owned by the Company’s CEO.

Accounts payable – related party

Accounts payable – related party consisted of the following as of the periods indicated:

	December 31, 2023	December 31, 2022
Luquan Shengcaofeng Biotechnology Co., Ltd.	$-	$165,958
Sichuan Aixintang Xinfu Chain Pharmacy Co., Ltd.	1,776	-
	$1,776	$165,958

Luquan Shengcaofeng Biotechnology Co., Ltd. is an entity controlled by Mr. Huiliang Jiao, a Director of the Company.

Sichuan Aixintang Xinfu Chain Pharmacy Co., Ltd. is an entity controlled by Quanzhong Lin, CEO of the Company.

Due from related parties

Due from related parties consisted of the following as of the periods indicated:

	December 31, 2023	December 31, 2022
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$563	$9,708
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	85	26,125
Chengdu Zhiweibing Pharmacy Co., Ltd.	1,738	-
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	704	34,622
Sichuan Aixin Investment Co. Ltd	9,310	145
Chengdu Lisheng Huiren Tang Pharmacy Co., Ltd.	-	12,502
Total	$12,400	$83,102

Due to related parties

Due to related parties consisted of the following as of the periods indicated:

	December 31, 2023	December 31, 2022
Quanzhong Lin	$1,051,429	$140,644
Yirong Shen	87,325	89,892
Huiliang Jiao	82,152	-
Tianfeng Li	780	-
Mianyang Aixin Cunshan Pharmacy Co. Ltd	112	-
Chengdu Aixin International travel service Co, Ltd	5,087	6,346
Total	$1,226,885	$236,882

The amounts of due from related parties and due to related parties described above were for working capital purposes, payable on demand, and bear no interest. All the related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, President and major shareholder of Aixin Life). Yirong Shen was a major shareholder of Aixin Shangyan Hotel prior to the closing of Hotel Purchase Agreement, and she serves as the supervisor of Aixin Shangyan Hotel. Mr. Huiliang Jiao is the Director of the Company. Tianfeng Li is the CFO of Aixin Life.

Office leases

In May 2014, the Company entered a lease with its major shareholder for an office. The lease term was for three years expiring in May 2017 with an option to renew. The monthly rent was RMB 5,000 ($704). The Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease until May 28, 2028 with monthly rent of RMB 5,000 ($704), payable quarterly. The future annual minimum lease payments at December 31, 2023 are $8,450, $8,450, $8,450, $8,450, and $3,521 for each of the years ended December 31, 2024, 2025, 2026, 2027, and 2028, respectively.

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

14. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the years ended December 31, 2023 and 2022, and recorded income tax provision for the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

The components of the provision for income taxes for the years ended December 31, 2023 and 2022 consisted of the following:

	For the Year Ended December 31,
	2023	2022
Current:
China	$4,367	$(761)
Total current	4,367	(761)
Deferred:
China	15,152	1,858
Total deferred	15,152	1,858
Total income tax expense	$19,519	$1,097

Deferred tax assets as of December 31, 2022 and 2021 consisted of the following:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Accumulated amortization	$13,204	$15,556
Less: valuation allowance	(13,204)	-
Deferred tax assets, net	$-	$15,556

The following table reconciles the statutory rates to the Company’s effective tax rate for years ended December 31, 2023 and 2022:

	2023	2022
Statutory U.S. federal income tax rate	(21.0)%	(21.0)%
Foreign tax rate differential	(3.3)%	(3.8)%
Change in valuation allowances	25.2%	25.0%
Other	-%	(0.2)%
Effective combined tax rate	0.9%	0.0%

As of December 31, 2023, the Company had approximately $5,371,806 net operating loss carry-forwards available to offset future taxable income in China primarily from Aixin Shangyan Hotel and Aixintang Pharmacies. The Company’s net operating loss carry-forwards begins to expire in 2024. After consideration of all information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets resulted from net operating loss carry-forwards due to the Company’s net loss, and established a full valuation allowance of deferred tax assets resulted from net operating loss carry-forwards.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the years ended December 31, 2023 and 2022, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

As a result of the reverse split, every two shares of the Company’s issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock. The Company has approximately 24,999,834 shares of outstanding common stock after giving effect to the reverse stock split and the elimination of fractional shares.

All share and earnings per share information has been retroactively adjusted to reflect the reverse stock split.

As of December 31, 2023, and 2022, the Company had 24,999,834 common shares issued and outstanding, after reverse stock split adjustment.

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

For the years ended December 31, 2023 and 2022, stock-based compensation expenses were $371,540 and $371,540, respectively. As of December 31, 2023, unrecognized compensation expenses related to these stock awards are $301,127. These expenses are expected to be recognized over 0.81 years.

Capital Contribution

During the year ended December 31, 2023, the Company received capital contributions in the aggregate amount of $145,300 from Yunnan Shengshengyuan and Yun Chen, the former shareholders of Runcangsheng (see Note 1), who remained as related parties of the Company after the completion of acquisition of Runcangsheng.

16. OTHER INCOME

During the year ended December 31, 2023, the Company had $369,857 other income, mainly consisted of local government grant for supporting Runcangsheng to become leading enterprise for plant, producing and marketing Chinese herbal medicine by utilizing local and natural resource of Chinese herb, building a primary processing plant with an annual processing capacity of 1,500 tons of Chinese medicinal materials, as well as supporting Runcangsheng on integrated innovation and application of deep processing technology for health products.

17. STATUTORY RESERVES

Pursuant to the PRC corporate law, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the years ended December 31, 2023 and 2022, the Company made $0 and $0 contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the years ended December 31, 2023 and 2022.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

18. OPERATING CONTINGENCIES

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

In October 2020, Jian Yiao (the “Plaintiff”) filed a complaint against Chengdu Aixintang Pharmacy Co., Ltd. (“Aixintang Pharmacy”, or the “Defendant”) in Zhangjiagang People’s Court in Jiangsu Province. The complaint alleges that Jian Yiao is entitled to $392,305 (RMB 2,500,000) from Aixintang Pharmacy for not fulfilling the contractual obligation of a purchase agreement entered in March 2020 (the “Purchase Agreement”). Aixintang Pharmacy claimed that the Purchase Agreement was falsely entered by an employee through forged documents, and that Aixintang Pharmacy did not enter the Purchase Agreement. The Court determined that Aixintang Pharmacy breached the Purchase Agreement by not delivering the products ordered and ordered Aixintang Pharmacy to pay $392,305 (RMB 2,500,000) to the Plaintiff. In December 2020, Aixintang Pharmacy filed a motion of appeal in the Jiangsu Suzhou Intermediate People’s Court against the determination reached from the first trial.

In February 2021, the judge in the Jiangsu Suzhou Intermediate People’s Court denied the Defendant’s motion and upheld the judgment from the first trial. In March 2021, Aixintang Pharmacy filed another motion of re-trial to the Jiangsu High People’s Court on the basis that the Purchase Agreement was forged, the motion was accepted by Jiangsu High People’s Court in July 2021. Due to the impact of COVID-19 pandemic, Aixintang Pharmacy was unable to provide any new evidence to the Jiangsu High People’s Court. Consequently, in September 2022, the Court rejected the Defendant’s motion and upheld the judgment rendered in the second trial.

In April 2021, Jian Yiao applied for the first execution of the judgement; a total of $97,748 (RMB 694,000) was executed. On June 13, 2023, Jian Yiao applied for the restoration of execution. The total amount executed this time was $110,818 (RMB 786,800), and the remaining amount including overdue interest of $139,692 (RMB 991,800) was not executed. As of March 27, 2024, the amount that was frozen from this case was $35,672 (RMB 253,266), the total amount executed was $212,412 (RMB 1.51 million), and the bank accounts of Chengdu Aixin Tang Haichuan Pharmacy Co., Ltd and its three branches were still frozen as of this report date.

In November 2021, the Company and Mr. Quanzhong Lin agreed that Mr. Lin shall assume any losses arising from this legal proceeding. As such, the Company did not accrue contingent losses from this legal proceeding as of December 31, 2023.

The Company believes that current pending litigation will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

19. ACQUISITION OF SUBSIDIARY

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

The following condensed unaudited pro forma consolidated results of operations for the Company, Runcangsheng, Aixin Shangyan Hotel and Aixintang Pharmacies for the year ended December 31, 2022 present the results of operations of the Company, Runcangsheng, Aixin Shangyan Hotel, and Aixintang Pharmacies as if the acquisition of Runcangsheng occurred on January 1, 2022, respectively.

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

20. SUBSEQUENT EVENT

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following material subsequent event, on February 29, 2024, Aixin Shangyan Hotel moved to a new address for a total lease period of 121.5 months. During the initial five-year period, the total annual lease payments amounted to $169,016 per year (equivalent to RMB 1.2 million). Subsequently, for the remaining duration of the lease, there will be a yearly increase of 5% in the lease payments.

