Form 10-Q
period 2024-03-31
AiXin Life International, Inc.
filed 2024-06-13
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of May 26, 2024, there were outstanding 24,999,842 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

March 31, 2024

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$305,027	$443,758
Restricted cash	35,967	23,208
Accounts receivable, including related parties, net	379,845	253,586
Other receivables and prepaid expenses, including related party	187,971	170,831
Advances to suppliers	225,294	152,563
Inventory, net	459,416	441,098
Due from related parties	102,437	12,400
Total current assets	1,695,957	1,497,444

Property and equipment, net	1,551,211	1,679,675
Intangible assets, net	3,398	3,917
Security deposit	83,168	84,508
Operating lease right-of-use assets	2,125,320	1,576,814
Goodwill, net	-	-
Total assets	$5,459,054	$4,842,358

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$487,931	$478,456
Accounts payable - related party	-	1,776
Unearned revenue	248,530	172,753
Taxes payable	81,108	49,249
Accrued liabilities and other payables	2,249,432	2,163,066
Government grant	907,843	923,238
Loan from third parties	83,099	84,508
Operating lease liabilities	208,842	864,519
Due to related parties	1,679,188	1,226,885
Total current liabilities	5,945,973	5,964,450
Operating lease liabilities - non-current	1,901,857	789,489
Total liabilities	7,847,830	6,753,939

Stockholders’ deficit
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 24,999,834 shares issued and outstanding as of March 31, 2024 and December 31, 2023	250	250
Additional paid in capital	15,068,308	14,975,423
Statutory reserve	151,988	151,988
Accumulated deficit	(17,823,992)	(17,220,392)
Accumulated other comprehensive income	214,670	181,150
Total stockholders’ deficit	(2,388,776)	(1,911,581)

Total liabilities and stockholders’ deficit	$5,459,054	$4,842,358

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023

Sales revenue:
Products	$697,094	$422,296
Room revenues	32,782	177,259
Food and beverage revenues	109,716	133,738
Others	11,967	21,420
Total revenue, net	851,559	754,713

Operating costs and expenses
Cost of goods sold	327,811	175,488
Hotel operating costs	461,079	477,794
Selling	222,233	191,273
General and administrative	360,770	413,059
Provision for (reversal of) bad debts	8,027	(43,816)
Stock-based compensation	92,885	92,885
Total operating costs and expenses	1,472,805	1,306,683

Loss from operations	(621,246)	(551,970)

Non-operating income (expenses)
Interest income	114	289
Other income	18,802	24,861
Other expenses	(1,270)	(2,507)
Total non-operating income, net	17,646	22,643

Loss before income tax	(603,600)	(529,327)

Income tax expense	-	457

Net loss	(603,600)	(529,784)

Other comprehensive items
Foreign currency translation gain	33,520	24,542

Comprehensive loss	$(570,080)	$(505,242)

Loss per share - basic and diluted	$(0.024)	$(0.021)

Weighted average shares outstanding - basic and diluted	24,999,834	24,999,842

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total

Balance at December 31, 2023	24,999,834	$250	$14,975,423	$151,988	$(17,220,392)	$181,150	$(1,911,581)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(603,600)	-	(603,600)
Foreign currency translation gain	-	-	-	-	-	33,520	33,520
Balance at March 31, 2024	24,999,834	$250	$15,068,308	$151,988	$(17,823,992)	$214,670	$(2,388,776)

Balance at December 31, 2022	24,999,842	$250	$14,458,583	$151,988	$(15,249,858)	$172,849	$(466,188)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Disposal of subsidiary	-	-	-	-	120,160	-	120,160
Net loss	-	-	-	-	(529,784)	-	(529,784)
Foreign currency translation gain	-	-	-	-	-	24,542	24,542
Balance at March 31, 2023	24,999,842	$250	$14,551,468	$151,988	$(15,659,482)	$197,391	$(758,385)

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(603,600)	$(529,784)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,299	104,561
Provision for (reversal of) bad debts	8,027	(43,816)
Provision for inventory reserve	9,405	18,502
Operating lease expense	233,070	210,334
Stock-based compensation	92,885	92,885
Deferred tax	-	457
Changes in assets and liabilities:
Accounts receivable	(38,491)	176,944
Accounts receivable - related party	(100,603)	-
Other receivables and prepaid expenses	(20,080)	(50,416)
Advances to suppliers	(39,498)	49,587
Inventory	(35,192)	(200,787)
Security deposit	(70)	-
Accounts payable	17,528	42,332
Accounts payable - related party	(1,754)	(167,209)
Unearned revenue	78,999	192,689
Taxes payable	32,823	(59,279)
Payment of lease liabilities	(325,498)	(186,473)
Accrued liabilities and other payables	124,299	(123,208)
Net cash used in operating activities	(461,451)	(472,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash disposed at disposal of subsidiary	-	(3,435)
Purchase of property and equipment	(41,053)	(1,746)
Net cash used in investing activities	(41,053)	(5,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advance from related parties	383,802	437,560
Net cash provided by financing activities	383,802	437,560

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(7,270)	2,836

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(125,972)	(37,466)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	466,966	619,900

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$340,994	$582,434

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

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

Effective February 1, 2018, the Company changed its name to AiXin Life International, Inc. (“Aixin Life”).

The Company, through its indirectly owned subsidiary, AiXinZhonghong, develops and distributes consumer products by offering a line of nutritional products. The Company sells the products through exhibition events, conferences, and person-to-person marketing. The Company’s business mainly focuses on a proactive approach to its customers such as hosting events for clients, which it believes is ideally suited to marketing its products because sales of nutrition products are strengthened by ongoing personal contact and support, coaching and education of its clients, as to the benefits of a healthy and active lifestyle.

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

On July 19, 2022, AiXin HK entered into an Equity Transfer Agreement with Yunnan Shengshengyuan Technology Co., Ltd, (“Yunnan Shengshengyuan”) and Yun Chen (together, the “Sellers”), the shareholders of Yunnan Runcangsheng Technology Company Ltd. (“Runcangsheng”). Yunnan Shengshengyuan owns in excess of 95% of the outstanding equity of Runcangsheng. The remaining equity interest is owned by Yun Chen. Pursuant to the Transfer Agreement, HK Aixin agreed to purchase all of the outstanding equity of Runcangsheng for an aggregate purchase price of $4,418,095 (RMB 31,557,820), adjusted by $116,802 the amount equal to the initial net worth minus the audited net worth. In addition to transferring their respective equity interest in Runcangsheng by the Sellers, both Sellers agree to forgive any loans Runcangsheng due to them. The acquisition was completed on September 30, 2022.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AiXin HK, AiXinZhonghong, Aixin Shangyan Hotel, Aixintang Pharmacies, and Runcangsheng. Intercompany transactions and accounts were eliminated in consolidation. These unaudited interim financial statements should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

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

The Company has suffered net losses of $603,600 and $529,784 for the three months ended March 31, 2024 and 2023, respectively, and used net cash in operating activities of $461,451 and $472,681 for the three months ended March 31, 2024 and 2023, respectively, and has an accumulated deficit of $17,823,992 as of March 31, 2024. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. From January 1, 2024 through March 31, 2024, the Company’s cash and cash equivalents decreased from $443,758 to $305,027 mainly due to operating losses, and the use of cash to support operating activities.

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

Global Uncertainties

The Company’s liquidity may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as a widespread health crisis, the continuation of the war in the Ukraine or the conflict in Palestine, the outbreak of another conflict or the expansion of the conflict in Palestine to other countries, the ongoing tensions between the United States and China, the Russian Federation and certain countries in the Middle East, increases in inflation, and other risks detailed in the Company’s Annual Report on Form 10-K or other reports filed with the Securities and Exchange Commission.

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

Restricted Cash

The restricted cash was cash maintained in temporarily frozen bank accounts held by Aixintang Pharmacy and its branches by the court for a judgement against Aixintang Pharmacy (see Note 17 – litigation).

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2024 and December 31, 2023, the bad debt allowance was $87,287 and $80,640 respectively.

The following table summarizes the activity related to the Company’s accounts receivable allowance for doubtful accounts for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023

Beginning balance	$80,640	$272,550
Provision for bad debts	8,027	-
Recoveries/Write offs	-	(43,816)
Effect of translation	(1,380)	1,342
Ending balance	$87,287	$230,076

Inventories

Inventories mainly consists of health supplements, drugs, pharmaceutical and nutritional products, food and beverage, hotel supplies and consumables. Inventories are valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded provision for inventory reserve of $9,405 and $18,502 for the three months ended March 31, 2024 and 2023, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2024 and December 31, 2023, there were no significant impairments of its long-lived assets.

Goodwill

The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. In testing goodwill for impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs a two-step impairment test. The Company tests goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. The Company recorded goodwill in the amount of $0 as of March 31, 2024 and December 31, 2023.

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

At March 31, 2024 and December 31, 2023, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Pharmacies

The Company’s retail drugstores (Aixintang Pharmacies) recognize revenue at the time the customer takes possession of the merchandise. For pharmacy sales, each prescription claim is its own arrangement with the customer and is a performance obligation. Aixintang Pharmacies generally receives payments from customers as it satisfies its performance obligations. The Company records a receivable when it has an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of VAT. Aixintang Pharmacies’ products sold in China are subject to the PRC VAT of 0%-13% as certain pharmacies qualify as small businesses.

Manufacture and Sale

The Company’s subsidiary Runcangsheng recognizes revenue at the time products are shipped as this satisfies its performance obligation. The Company records a receivable for its sales when it has an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of Runcangsheng’s products sold in China are subject to the PRC VAT of 13% unless it is a qualified small business subject to exemption.

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

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is covered by insurance up to RMB 500,000 ($72,500) per bank. As of March 31, 2024 and December 31, 2023, the Company has uninsured deposits in banks of $133,279 and $289,059 held in the PRC.

The Company has not experienced any losses in such accounts and believes they are not exposed to any risks on its cash in these bank accounts.

During the three months ended March 31, 2024 and 2023, the Company had no customer that accounted for over 10% of its total revenue.

During the three months ended March 31, 2024, the Company had one major supplier that accounted for over 10% of its total purchases.

Supplier	Net purchases for the three months ended March 31, 2024	% of total purchase
A	$44,920	12%

During the three months ended March 31, 2023, the Company had two major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the three months ended March 31, 2023	% of total purchase
B	$68,717	17%
C	61,737	15%

Leases

The Company determines if an arrangement is a lease at inception under FASB ASC Topic 842, Right of Use Assets (“ROU”) and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of its leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. ROU assets are adjusted for prepayments and accrued lease payments. ROU assets also reflect any lease payments made prior to commencement and are recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease and such options are considered when determining the value of an ROU asset when it is reasonably certain that the Company will exercise such options.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of March 31, 2024 and December 31, 2023. Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

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

As of March 31, 2024 and December 31, 2023, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three months ended March 31, 2024 and 2023 consisted of net income (loss) and foreign currency translation adjustments.

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

As of March 31, 2024 and December 31, 2023, the Company did not have any potentially dilutive instruments.

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

The following table shows the Company’s operations by business segment for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024	2023
Net revenue
Products	$165,749	$163,260
Pharmacies	241,118	223,516
Hotel	154,465	332,417
Manufacture and sale	290,227	35,520
Total revenues, net	$851,559	$754,713

Operating costs and expenses
Products
Cost of goods sold	$19,708	$34,734
Operating expenses	372,056	367,789
Pharmacies
Cost of goods sold	80,174	138,633
Operating expenses	110,870	188,996
Hotel
Hotel operating costs	461,079	477,794
Operating expenses	71,877	(8,885)
Manufacture and sale
Cost of goods sold	227,929	2,121
Operating expenses	129,112	105,501
Total operating costs and expenses	$1,472,805	$1,306,683

Loss from operations
Products	$(226,015)	$(239,263)
Pharmacies	50,074	(104,113)
Hotel	(378,491)	(136,492)
Manufacture and sale	(66,814)	(72,102)
Loss from operations	$(621,246)	$(551,970)

Segment assets	As of March 31, 2024	As of December 31, 2023
Products	$268,081	$270,932
Pharmacies	544,702	425,546
Hotel	2,270,083	1,654,165
Manufacture and sale	2,376,188	2,491,715
Total assets	$5,459,054	$4,842,358

New Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 will be effective for annual reporting periods beginning after December 15, 2023, and interim periods within annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-01 did not have a material impact on the Company’s consolidated financial statement presentation or disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. This ASU will be effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 will be applied on a prospective basis with the option to apply the standard retrospectively. The Company’s management does not believe that the adoption of ASU 2023-09 will have a material impact on the Company’s consolidated financial statement presentation or disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Deposits	$40,383	$8,978
Prepaid expenses, including related party (see Note 13)	106,413	128,378
Employees’ social insurance	9,447	8,667
Others	31,728	24,808
Total	$187,971	$170,831

4. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $225,294 and $152,563 as of March 31, 2024 and December 31, 2023, respectively. Advances to suppliers primarily include prepayments for products and equipment expected to be delivered subsequent to balance sheet dates.

5. INVENTORIES

Inventories consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Raw material	$110,218	$114,005
Finished goods-health supplements	2,875	-
Drugs, pharmaceutical and nutritional products	358,387	324,588
Food and beverage, hotel supplies and consumables	75,439	81,969
Total	$546,919	$520,562
Less: reserve for inventory	87,503	79,464
Total inventories, net	$459,416	$441,098

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Vehicles	$443,854	$451,381
Office furniture	80,434	80,612
Electronic equipment	25,493	25,899
Machinery	1,292,976	1,314,902
Leasehold improvements	1,110,548	1,125,581
Other	11,796	11,997
Total	2,965,101	3,010,372
Less: Accumulated depreciation	(1,413,890)	(1,330,697)
Property and equipment, net	$1,551,211	$1,679,675

Depreciation expense for the three months ended March 31, 2024 and 2023 was $105,842 and $104,400, respectively.

7. INTANGIBLE ASSET, NET

Intangible asset consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Software	$12,309	$12,516
Less: Accumulated amortization	(8,911)	(8,599)
Intangible asset, net	$3,398	$3,917

Amortization expense for the three months ended March 31, 2024 and 2023 was $457 and $161, respectively.

8. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Value-added	$37,746	$6,439
Income	29,498	29,998
City construction	2,520	1,423
Education	1,828	1,024
Other	9,516	10,365
Taxes payable	$81,108	$49,249

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Accrued employees’ social insurance	$214,820	$231,983
Accrued payroll and commission	434,773	308,768
Accrued rent expense	3,980	-
Construction payable	1,200,585	1,229,775
Payable for equipment purchase	22,718	30,307
Accrued professional fees	298,570	250,505
Deposit	10,802	10,986
Other payables	63,184	100,742
Total	$2,249,432	$2,163,066

10. GOVERNMENT GRANT

On December 1, 2021, The Company and Luquan Yizu Miaozu Autonomous County People’s Government (“the People’s Government”) entered a cooperation agreement with a term of 10 years. According to the agreement, the People’s Government will contribute RMB 8,000,000 ($1,194,400) as a one-time payment to the Company for deep processing of Chinese herbs. The Company can retain the contributed amount at the end of the cooperation term if it passes the performance assessment by People’s Government; otherwise, it will return the full proceeds received plus a 20% penalty. As of March 31, 2024 and December 31, 2023, the Company received $907,843 and $923,238 from the People’s Government, the Company plans to return the funds to the People’s Government as it is not the full amount the Peoples’ Government promised to contribute.

11. LOAN FROM THIRD PARTIES

As of March 31, 2024 and December 31, 2023, the Company had advances from unrelated third parties of Aixin Shangyan Hotel in an aggregate amount $83,099 and $84,508, respectively. There was no written agreement, and these loans are payable on demand and bear no interest.

12. LEASE

AiXinZhonghong leases its office. The lease has a remaining lease term of approximately 4.16 years.

Aixin Shangyan Hotel leases its hotel premises under an operating lease arrangement. The leases have remaining lease terms of approximately 1 to 10 years.

Aixintang Pharmacies lease retail pharmacy stores under operating lease arrangements, with remaining lease terms of 0.71 to 2.42 years.

Runcangsheng leases its office under an operating lease arrangement. The lease was expired as of December 31, 2023. In January 2024, the lease was renewed with an expiration date of December 31, 2024.

Balance sheet information related to the Company’s leases is presented below:

	March 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$2,125,320	$1,576,814

Operating lease liabilities – current	$208,842	$864,519
Operating lease liability – non-current	1,901,857	789,489
Total operating lease liabilities	$2,110,699	$1,654,008

The following provides details of the Company’s lease expenses:

	Three Months Ended March 31,
	2024	2023
Operating lease expenses	$233,070	$210,334

Other information related to leases is presented below:

	Three Months Ended March 31,
	2024	2023
Cash Paid for Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$325,498	186,473

Weighted Average Remaining Lease Term:
Operating leases	8.90 years	1.36 years

Weighted Average Discount Rate:
Operating leases	4.84%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2024 (excluding the three months ended March 31, 2024)	$249,956
2025	328,117
2026	266,812
2027	229,907
2028	225,060
Thereafter	1,341,088
Total lease payments	2,640,940
Less: imputed interest	(530,241)
Total lease liabilities	2,110,699
Less: current portion	(208,842)
Lease liabilities – non-current portion	$1,901,857

13. RELATED PARTY TRANSACTIONS

Accounts receivable – related party

Accounts receivable – related party consisted of the following as of the periods indicated:

	March 31, 2024	December 31, 2023
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$2,410	$2,451
Chengdu Lisheng Huiren Tang Pharmacy Co., Ltd.	101,796	4,309
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	1,994	2,028
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	1,994	2,028
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	19,667	-
Xiaoyan Zhou	15,332	32,493
Chengdu Aixin International Travel Service Co., Ltd	41,519	43,083
Total	$184,712	$86,392

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, President and major shareholder of Aixin Life). Xiaoyan Zhou is the wife of Huiliang Jiao, the Company’s Director.

Sales revenue – related party

Sales revenue – related party consisted of the following for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	$19,943	$-
Chengdu Aixin International Travel Service Co., Ltd	6,443	24,055
Total	$26,386	$24,055

Prepaid expense – related party

Prepaid expense – related party consisted of the following as of the periods indicated:

	March 31, 2024	December 31, 2023
Chengdu Aixin International Travel Service Co., Ltd	$90,731	$120,483

Chengdu Aixin International Travel Service Co., Ltd is owned by the Company’s CEO.

Accounts payable – related party

Accounts payable – related party consisted of the following as of the periods indicated:

	March 31, 2024	December 31, 2023
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	$-	$1,776

Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd. is an entity controlled by Quanzhong Lin, CEO of the Company.

Due from related parties

Due from related parties consisted of the following as of the periods indicated:

	March 31, 2024	December 31, 2023
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$554	$563
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	83	85
Chengdu Zhiweibing Pharmacy Co., Ltd.	1,709	1,738
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	692	704
Sichuan Aixin Investment Co. Ltd	9,155	9,310
Sichuan Yunxi Tang Pharmacy Co., Ltd	83	-
Chengdu Hesheng Yuan Pharmacy Co., Led	130	-
Huiliang Jiao	49,545	-
Chengdu Lisheng Huiren Tang Pharmacy Co., Ltd.	40,486	-
Total	$102,437	$12,400

Due to related parties

Due to related parties consisted of the following as of the periods indicated:

	March 31, 2024	December 31, 2023
Quanzhong Lin	$1,534,932	$1,051,429
Yirong Shen	85,869	87,325
Huiliang Jiao	-	82,152
Tianfeng Li	-	780
Mianyang Aixin Cunshan Pharmacy Co. Ltd	110	112
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	53,275	-
Chengdu Aixin International travel service Co, Ltd	5,002	5,087
Total	$1,679,188	$1,226,885

The amounts due from related parties and due to related parties described above were for working capital purposes, payable on demand, and bear no interest. All the related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, President and major shareholder of Aixin Life). Yirong Shen was a major shareholder of Aixin Shangyan Hotel prior to the closing of Hotel Purchase Agreement, and she serves as the supervisor of Aixin Shangyan Hotel. Mr. Huiliang Jiao is a Director of the Company. Tianfeng Li is the CFO of Aixin Life.

Office leases

In May 2014, the Company entered a lease with its major shareholder for an office. The lease term was for three years expiring in May 2017 with an option to renew. The monthly rent was RMB 5,000 ($704). The Company was required to prepay each year’s annual rent at 15th of May of each year. The Company renewed the lease until May 28, 2028 with monthly rent of RMB 5,000 ($704), payable quarterly. The future annual minimum lease payments at March 31, 2024 are $6,260, $8,346, $8,346, $8,346, and $3,478 for each of the years ended December 31, 2024, 2025, 2026, 2027, and 2028, respectively.

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

14. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the three months ended March 31, 2024 and 2023, and recorded income tax provision for the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended March 31, 2024 and 2023, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

As of March 31, 2024 and December 31, 2023, the Company had 24,999,834 common shares issued and outstanding, after reverse stock split adjustment.

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

For the three months ended March 31, 2024 and 2023, stock-based compensation expenses were $92,885 and $92,885, respectively. As of March 31, 2024, unrecognized compensation expenses related to these stock awards are $208,242. These expenses are expected to be recognized over 0.56 years.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the three months ended March 31, 2024 and 2023, the Company made $0 and $0 contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the three months ended March 31, 2024 and 2023.

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

In April 2021, Jian Yiao applied for the first execution of the judgement; a total of $97,748 (RMB 694,000) was received. On June 13, 2023, Jian Yiao applied to execute for the balance. The total amount executed this time was $110,818 (RMB 786,800), and the remaining amount including overdue interest of $139,692 (RMB 991,800) was not executed. To date, the amount that was frozen from this case was $44,292 (RMB 319,805), the total amount executed was $212,412 (RMB 1.51 million), and the bank accounts of Chengdu Aixin Tang Haichuan Pharmacy Co., Ltd and its three branches were still frozen as of this report date.

In November 2021, the Company and Mr. Quanzhong Lin agreed that Mr. Lin shall assume any losses arising from this legal proceeding. As such, the Company did not accrue contingent losses from this legal proceeding as of March 31, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our 2023 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

In September 2021, we completed the acquisition of nine pharmacies located in Chengdu by acquiring the entities which owned the pharmacies for an aggregate purchase price of RMB 34,635,845, or approximately US$5.31 million. We currently operate at 26 locations, including 18 locations operated pursuant to a single chain license.

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

Runcangsheng operates a 13,000 square meter production facility, which houses R&D centers, extraction facilities, preparation workshops and a warehouse. Runcangsheng has more than 30 sub brands and is focused on promoting a healthy lifestyle through the use of foods believed to promote well-being, health foods, modernized versions of traditional Chinese medical products and plant extracts. Runcangsheng cultivates many of the raw materials used in its products, compounds the materials into easy to transport and use pre-packaged foods and distributes the products at the wholesale level. As life-styles in China evolve, work pressures increase and the ingestion of meats and other western style foods increases, Runcangsheng seeks to design and market products intended to combat the increase in obesity, hypertension, insomnia and physical ailments associated with such changes. The acquisition of Runcangsheng will enable us to operate as a vertically integrated company, capable of formulating the kinds of health foods and other nutritional products and supplements suitable for our clients and marketing those products through our distribution channels.

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

On February 6, 2024, we entered into a lease with respect to a hotel located in Bandzhuyuan Town, Xindu District, Chengdu City. The term of the lease commenced February 29, 2024 and expires April 15, 2034. The Lease grants us the right to occupy various areas within the hotel, covering approximately 18,000 square meters, including the first-floor lobby, external shops (subject to the rights of the current occupants), the second and third floors, portions of the fourth floor including the restaurant and tea shop, and the fifth through eighteenth floors comprised mainly of guest rooms, underground and ground parking lots, and all hotel facilities and equipment. References to hotel revenues and operating costs below are with respect to the hotel we previously occupied in the Jinniu District of Chengdu.

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

Our Business

We are focused on providing health and wellness products to the growing middle class in China. We currently develop, manufacture, market and sell premium-quality healthcare, nutritional products and wellness supplements, including herbs and greens, traditional Chinese remedies, functional products, such as weight management tools, probiotics, foods and drinks. We offer products manufactured by us and those purchased from third parties through a diversified, omni-channel business model which generates revenues through retail and wholesale product sales, through company-owned pharmacies, direct marketing and e-commerce. Our marketing approach emphasizes proactively approaching customers such as by hosting marketing events for clients, which we believe is ideally suited to marketing the products we offer because sales of healthcare, nutritional products and supplements are strengthened by ongoing personal contact and support, coaching and education among the Company and our clients towards how to achieve a healthy and active lifestyle.

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

We intend to build a reputation as a provider of premium health and wellness products that seeks to improve our customers health and well-being. Our objective is to offer a broad and deep mix of products for consumers interested in living well, whether they are looking to treat a health-related issue or simply maintain their overall wellness. Our premium, value-added offerings include both proprietary products developed and manufactured by us as well as products acquired from or sold on behalf of third parties. We believe our range of products and ability to develop new products, combined with the customer support and service we offer, differentiate us and allow us to effectively compete against food, drug and mass channel players, specialty stores, independent vitamin, supplement and natural food shops and online retailers. There is no assurance that we will achieve our business objectives.

Results of Operations

Three Months ended March 31, 2024 and 2023

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue. Certain columns may not add due to rounding:

	Three Months Ended March 31,
	2024		2023
	$	% of Revenue	$	% of Revenue
Revenue	$851,559	100%	$754,713	100%
Operating costs and expenses	1,472,805	173%	1,306,683	173%
Loss from operations	(621,246)	(73)%	(551,970)	(73)%
Non-operating income, net	17,646	2%	22,643	3%
Loss before income tax	(603,600)	(71)%	(529,327)	(70)%
Income tax expense	-	-%	457	-%
Net loss	$(603,600)	(71)%	$(529,784)	(70)%

The following table shows our operations by business segment for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024	2023
Net revenue
Products	$165,749	$163,260
Pharmacies	241,118	223,516
Hotel	154,465	332,417
Manufacture and sale	290,227	35,520
Total revenues, net	$851,559	$754,713

Operating costs and expenses
Products
Cost of goods sold	$19,708	$34,734
Operating expenses	372,056	367,789
Pharmacies
Cost of goods sold	80,174	138,633
Operating expenses	110,870	188,996
Hotel
Hotel operating costs	461,079	477,794
Operating expenses	71,877	(8,885)
Manufacture and sale
Cost of goods sold	227,929	2,121
Operating expenses	129,112	105,501
Total operating costs and expenses	$1,472,805	$1,306,683

Loss from operations
Products	$(226,015)	$(239,263)
Pharmacies	50,074	(104,113)
Hotel	(378,491)	(136,492)
Manufacture and sale	(66,814)	(72,102)
Loss from operations	$(621,246)	$(551,970)

Revenue

Revenue was $851,559 in the three months ending March 31, 2024, compared to $754,713 in the same period of 2023, an increase of $96,846 or 13%. The increase in revenue was mainly due to increases in direct sales of our nutritional products, pharmacies’ sales, and increases in revenue from Runcangsheng, which was partly offset by a decrease in revenues from our hotel sector. For the three months ended March 31, 2024, we had $697,094 in product revenues (of which $165,749 were from direct sales, $241,118 were from sales at our pharmacies and $290,227 from sales by Runcangsheng) and hotel revenue of $154,465. For the three months ended March 31, 2023, we had $422,296 in product revenues (of which $163,260 were from direct sales, $223,516 were from sales at our pharmacies and $35,520 from sales by Runcangsheng) and hotel revenue of $332,417.

Direct products sales

Our direct products sales revenue was $165,749 for the three months ended March 31, 2024, compared with $163,260 in the same period of 2023, representing an increase of $2,489 or 2%. Our direct products sales revenue as a percentage to total revenue was 19% for the three months ended March 31, 2024, compared to 22% for the same period of 2023.

Pharmacies Revenue

Our pharmacies revenue was $241,118 for the three months ended March 31, 2024, compared with $223,516 in the same period of 2023, representing an increase of $17,602 or 8%. Our pharmacies revenue as a percentage to total revenue was 28% for the three months ended March 31, 2024, compared to 30% for the same period of 2023. The increase in pharmacies revenue was a result of our chain stores joint promotion activities which allowed customers able to purchase the products that are not sold in their regular stores but available in our other chain stores, as well as increased demand from our members for the health supplement products.

Hotel Revenue

Our hotel revenue was $154,465 for the three months ended March 31, 2024, compared with $332,417 for the same period of 2023, representing a decrease of $177,952 or 54%. Our hotel revenue as a percentage of total revenue was 18% for the three months ended March 31, 2024, compared to 44% for the same period of 2023. The Chinese New Year occurred in the first quarter of 2024 andpersonnel associated with Zhonghong and long-term customers held meetings and celebratory events in the hotel which reduced the number of external guests, which resulted a decrease in revenue.

Manufacture and sales

Our manufacture and sales revenues were $290,227 for the three months ended March 31, 2024, compared with $35,520 for the same period of 2023, representing an increase of $254,707 or 717%. Our manufacture and sales revenue as a percentage of total revenue was 34% for the three months ended March 31, 2024, compared to 5% for the same period of 2023. The increase in manufacture and sales was mainly driven by the addition of new salespeople and increased consumer demand during the Chinese New Year.

Operating Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $327,811 for the three months ended March 31, 2024, compared to $175,488 for the same period of 2023, an increase of $152,323 or 87%. The increase in cost of goods sold was attributable to the increase in Runcangsheng’s manufacture and sales business.

Direct products sales

The cost of goods sold for our direct products was $19,708 for the three months ended March 31, 2024, compared with $34,734 for the same period of 2023, representing a decrease of $15,026 or 43%. The cost of goods sold for our direct product sales as a percentage of sales was 12% for the three months ended March 31, 2024, compared to 21% for the same period of 2023. The decrease in cost of goods sold was primarily driven by the elimination of a commission program for our sales personnel in the first quarter of 2024.

Pharmacies Revenue

The cost of goods sold at our pharmacies was $80,174 for the three months ended March 31, 2024, compared with $138,633 for the same period of 2023, representing a decrease of $58,459 or 42%. The cost of goods sold at our pharmacies as a percentage of pharmacy product sales was 33% for the three months ended March 31, 2024, compared to 62% for the same period of 2023. The decrease in cost of goods sold was mainly due to our coordination of activities at our pharmacies, such as the implementation of bulk inventory purchasing which reduced our purchasing costs; and cost reduction measures undertaken in September 2023, including reviewing our list of vendors and replacing those vendors with higher cost products.

Manufacture and sales

The cost of goods sold for our manufacture and sales was $227,929 for the three months ended March 31, 2024, compared with $2,121 for the same period of 2023, representing an increase of $225,808 or 10,646%. The cost of goods sold as a percentage of sales by our manufacture and sales was 79% for the three months ended March 31, 2024, compared to 6% for the same period of 2023. The primary reason for the increase in cost of goods sold was due to the significant increase of sales.

Hotel Operating Costs

Hotel operating costs were $461,079 and $477,794 for the three months ended March 31, 2024 and 2023, respectively, representing a decrease of $16,715 or 3%. For the three months ended March 31, 2024, our hotel revenue significantly decreased compared to the same period in 2023. However, due to the fixed operating costs, our overall expenses did not decrease substantially.

Operating Expenses

Operating expenses were $683,915 for the three months ended March 31, 2024, compared to $653,401 for the same period of 2023, an increase of $30,514 or 5%. The increase in operating expenses was mainly due to the increase in operating expenses reported from the hotel and Runcangsheng sectors, which was partly offset by decreased operating expenses at our pharmacies.

Loss from Operations

Loss from operations was $621,246 in the three months ended March 31, 2024, compared to $551,970 in the same period of 2023, an increase of $69,276 or 13%. The increase in our loss from operations for the first quarter of 2024 was primarily due to the increase in the loss at or hotel of approximately $242,000, partially offset by decreases in the operating loss at each of our other segments. Notably, our pharmacies generated a profit from operations in the first quarter of 2024.

Non-operating Income

Non-operating income was $17,646 for the three months ended March 31, 2024, compared to $22,643 for the three months ended March 31, 2023. For the three months ended March 31, 2024, we had interest income of $114 and other income of $18,802, partly offset by other expenses of $1,270. For the three months ended March 31, 2023, we had interest income of $289 and other income of $24,861, partly offset by other expenses of $2,507.

Income Tax Expense

Income tax expense was $nil and $457 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $457 or 100% for the three months ended March 31, 2024 compared with the same period of 2023.

Net Loss

Our net loss for the three months ended March 31, 2024 was $603,600, compared to a net loss of $529,784 for the same period of 2023, an increase of $73,816 or 14%. The increase in our net loss was mainly due to increased operating costs and expenses, partly offset by increased sales as explained above, particularly at our hotel where the operating loss increased by nearly $242,000.

Liquidity and Capital Resources

During the three months ended March 31, 2024, we used $461,451 in operations. As of March 31, 2024, cash and cash equivalents were $305,027 (excluding $35,967 of restricted cash), compared to $443,758 (excluding $23,208 of restricted cash) as of December 31, 2023. At March 31, 2024, we had a working capital deficit of $4,250,016 compared to $4,467,006 at December 31, 2023.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2024 and 2023, respectively.

	March 31, 2024	March 31, 2023
Net cash used in operating activities	$(461,451)	$(472,681)
Net cash used in investing activities	$(41,053)	$(5,181)
Net cash provided by financing activities	$383,802	$437,560

Net cash used in operating activities

For the three months ended March 31, 2024, net cash used in operating activities was $461,451. This reflects our net loss of $603,600, adjusted by non-cash related expenses including depreciation and amortization expense of $106,299, a bad debt expense of $8,027, an inventory impairment of $9,405, operating lease expenses of $233,070 and stock-based compensation of $92,885, and then decreased by changes in working capital of $307,537. The cash outflow from changes in working capital mainly resulted from increases in other receivables and prepaid expense of $20,080, an increase in accounts receivable of $38,491, an increase in related party receivables of $100,603, an increase in advance to suppliers of $39,498, an increase in inventory of $35,192, and payments of lease liabilities of $325,498, partly offset by cash inflows from accrued liabilities and other payables of $124,299, from taxes payable of $32,823, from accounts payable (net of accounts payable to related parties) of $15,774, and from unearned revenue of $78,999.

For the three months ended March 31, 2023, net cash used in operating activities was $472,681. This reflects our net loss of $529,784, adjusted by non-cash related expenses including depreciation and amortization expense of $104,561, change in deferred tax of $457, bad debt reversal of $43,816, inventory impairment of $18,502, operating lease expense of $210,334 and stock-based compensation of $92,885, and then decreased by changes in working capital of $325,820. The cash outflow from changes in working capital mainly resulted from increases in other receivables and prepaid expense of $50,416, in inventory of $200,787, in accounts payable from related party of $167,209, and in accrued liabilities and other payable of $123,208, and payments of lease liabilities of $186,473, partly offset by cash inflow from accounts receivable of $176,944, cash inflow from advances to suppliers of $49,587, cash inflow from accounts payable of $42,332 and unearned revenue of $192,689.

Net cash used in investing activities

For the three months ended March 31, 2024 and 2023, net cash used in investing activities was $41,053 and $5,181, respectively. For the three months ended March 31, 2024, net cash used in investing activities including $41,053 for the purchase of fixed assets. For the three months ended March 31, 2023, net cash used in investing activities included $1,746 for purchase of fixed assets, and $3,435 cash disposed at the termination of a subsidiary due to non-operation.

Net cash provided by financing activities

For the three months ended March 31, 2024, net cash provided by financing activities was the result of proceeds from advances from related parties of $383,802. For the three months ended March 31, 2023, net cash provided by financing activities were the result of advances from related parties of $437,560.

We generated a $603,600 loss for the three months ended March 31, 2024. It is likely that Runcangsheng will require additional capital to achieve its short term operational goals and long range business plans. Further, we may need additional capital to maintain our other businesses. We may also have to raise additional financing as our working capital requirements are expected to increase in line with the growth of our business. In the past we have funded our operations through proceeds from private placements of equity and advances from our principal shareholder. Should we require capital to fund our business, we intend to finance our business by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders and could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Significant Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable

We maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2024 and December 31, 2023, the bad debt allowance was $87,287 and $80,640, respectively.

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

Product sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of our products sold in China are subject to the PRC VAT of 13% of the gross sales price since April 1, 2019. This VAT may be offset by VAT paid by for raw materials and other materials purchased in China. We record VAT payables and VAT receivables net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as we act as an agent for the government.

Pharmacies

Our retail drugstores recognize revenue at the time the customer takes possession of the merchandise. For pharmacy sales, each prescription claim is its own arrangement with the customer and is a performance obligation. We generally receive payment from pharmacy customers we satisfy our performance obligations. We record a receivable when we have an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of VAT. The products sold in our pharmacies are subject to the VAT of 0%-13% as certain pharmacies qualify for small business exemption.

Manufacture and Sale

The Company’s subsidiary Runcangsheng recognizes revenue at the time products are shipped as this satisfies its performance obligation. The Company records a receivable for the sales when it has an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of VAT. All of the Company’s products sold in China are subject to the PRC VAT of 13% unless it is a qualified small business subject to exemption.

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

At March 31, 2024, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2024, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our 2023 Form 10-K, which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2023 Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2024, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

AIXIN LIFE INTERNATIONAL, INC.

Dated: June 13, 2024	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

