Form 10-Q
period 2024-06-30
AiXin Life International, Inc.
filed 2024-09-03
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of August 29, 2024, there were outstanding 24,999,834 shares of the registrant’s common stock.

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

PART I - FINANCIAL INFORMATION

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$614,699	$443,758
Restricted cash	48,277	23,208
Accounts receivable, including related parties, net	309,443	253,586
Other receivables and prepaid expenses	223,541	170,831
Advances to suppliers	6,652	152,563
Inventory, net	483,503	441,098
Due from related parties	101,886	12,400
Total current assets	1,788,001	1,497,444

Property and equipment, net	1,676,845	1,679,675
Intangible assets, net	5,714	3,917
Long term prepaid expense	4,711	-
Security deposit	206	84,508
Operating lease right-of-use assets	2,032,493	1,576,814
Goodwill, net	-	-
Total assets	$5,507,970	$4,842,358

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$590,734	$478,456
Accounts payable - related party	-	1,776
Unearned revenue	250,172	172,753
Taxes payable	104,721	49,249
Accrued liabilities and other payables	2,134,363	2,163,066
Government grant	901,984	923,238
Loan from third parties	82,563	84,508
Operating lease liabilities	152,909	864,519
Due to related parties	2,000,033	1,226,885
Total current liabilities	6,217,479	5,964,450
Operating lease liabilities - non-current	1,743,737	789,489
Total liabilities	7,961,216	6,753,939

Stockholders’ deficit
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 24,999,834 shares issued and outstanding as of June 30, 2024 and December 31, 2023	250	250
Additional paid in capital	15,161,193	14,975,423
Statutory reserve	151,988	151,988
Accumulated deficit	(18,000,775)	(17,220,392)
Accumulated other comprehensive income	234,098	181,150
Total stockholders’ deficit	(2,453,246)	(1,911,581)

Total liabilities and stockholders’ deficit	$5,507,970	$4,842,358

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Sales revenue:
Products	$1,212,553	$1,085,527	$1,909,647	$1,507,823
Room revenues	61,960	221,643	94,742	398,902
Food and beverage revenues	50,232	144,747	159,948	278,485
Others	7,905	24,140	19,872	45,560
Total revenue, net	1,332,650	1,476,057	2,184,209	2,230,770

Operating costs and expenses
Cost of goods sold	480,089	451,200	807,900	626,688
Hotel operating costs	364,110	462,780	825,189	940,574
Selling	186,541	226,575	408,774	417,848
General and administrative	477,612	355,422	838,382	768,481
Provision for (reversal of) bad debts	238	(8,037)	8,265	(51,853)
Stock-based compensation	92,885	92,885	185,770	185,770
Total operating costs and expenses	1,601,475	1,580,825	3,074,280	2,887,508

Loss from operations	(268,825)	(104,768)	(890,071)	(656,738)

Non-operating income (expenses)
Interest income	197	268	311	557
Other income	95,386	14,241	114,188	39,102
Other expenses	(3,015)	(2,380)	(4,285)	(4,887)
Total non-operating income, net	92,568	12,129	110,214	34,772

Loss before income tax	(176,257)	(92,639)	(779,857)	(621,966)

Income tax expense	526	4,907	526	5,364

Net loss	(176,783)	(97,546)	(780,383)	(627,330)

Other comprehensive items
Foreign currency translation gain	19,428	1,845	52,948	26,387

Comprehensive loss	$(157,355)	$(95,701)	$(727,435)	$(600,943)

Loss per share - basic and diluted	$(0.007)	$(0.004)	$(0.031)	$(0.025)

Weighted average shares outstanding	24,999,834	24,999,842	24,999,834	24,999,842

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

						Accumulated
			Additional			other
	Common Stock		paid in	Statutory	Accumulated	comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total

Balance at December 31, 2023	24,999,834	$250	$14,975,423	$151,988	$(17,220,392)	$181,150	$(1,911,581)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(603,600)	-	(603,600)
Foreign currency translation	-	-	-	-	-	33,520	33,520
Balance at March 31, 2024	24,999,834	250	15,068,308	151,988	(17,823,992)	214,670	(2,388,776)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(176,783)	-	(176,783)
Foreign currency translation	-	-	-	-	-	19,428	19,428
Balance at June 30, 2024	24,999,834	$250	$15,161,193	$151,988	$(18,000,775)	$234,098	$(2,453,246)

Balance at December 31, 2022	24,999,842	$250	$14,458,583	$151,988	$(15,249,858)	$172,849	$(466,188)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Disposal of subsidiary	-	-	-	-	120,160	-	120,160
Net loss	-	-	-	-	(529,784)	-	(529,784)
Foreign currency translation	-	-	-	-	-	24,542	24,542
Balance at March 31, 2023	24,999,842	250	14,551,468	151,988	(15,659,482)	197,391	(758,385)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Capital contribution	-	-	145,300	-	-	-	145,300
Net loss	-	-	-	-	(97,546)	-	(97,546)
Foreign currency translation	-	-	-	-	-	1,845	1,845
Balance at June 30, 2023	24,999,842	$250	$14,789,653	$151,988	$(15,757,028)	$199,236	$(615,901)

The accompanying notes are an integral part of these financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(780,383)	$(627,330)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200,828	193,427
Loss on disposal of fixed assets	1,143	-
Provision for (reversal of) bad debts	8,265	(51,853)
Provision for inventory reserve	582	12,026
Operating lease expense	335,351	417,369
Stock-based compensation	185,770	185,770
Government grant income	(86,209)	-
Deferred tax	-	902
Changes in assets and liabilities:
Accounts receivable	18,671	249,851
Accounts receivable - related party	(99,411)	-
Other receivables and prepaid expenses	(33,481)	(46,276)
Advances to suppliers, including related party	143,430	24,890
Prepaid expense - related party	(28,318)	-
Inventory	(53,521)	(170,052)
Security deposit	82,952	-
Accounts payable	115,961	98,150
Accounts payable - related party	(1,748)	(165,172)
Unearned revenue	81,984	(6,552)
Taxes payable	65,236	4,839
Payment of lease liability	(549,641)	(405,079)
Accrued liabilities and other payables	44,209	(65,670)
Net cash used in operating activities	(348,330)	(350,760)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash disposed at disposal of subsidiary	-	(3,392)
Purchase of property and equipment	(237,283)	(10,627)
Cash received on disposal of fixed assets	88	-
Purchase of intangible asset	(2,772)	(2,647)
Net cash used in investing activities	(239,967)	(16,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related parties	710,341	39,677
Proceeds from government grant	86,209	-
Capital contribution	-	144,300
Net cash provided by financing activities	796,550	183,977

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(12,243)	(21,921)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	196,010	(205,370)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	466,966	619,900

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$662,976	$414,530

Supplemental Cash flow data:
Income tax paid	$526	$-
Interest paid	$-	$-

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

As a result of the Share Exchange, AiXin BVI became the Company’s wholly-owned subsidiary, and the Company owns all of the outstanding shares of HK AiXin International Group Co., Limited, a Hong Kong limited company (“AiXin HK”), which in turn owns all of the outstanding shares of Chengdu AiXinZhonghong Biological Technology Co., Ltd., a Chinese limited company (“AiXinZhonghong”), which markets and sells premium-quality nutritional products in China.

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

On May 25, 2021, AiXin HK entered into an Equity Transfer Agreement (the “Hotel Purchase Agreement”) with Chengdu Aixin Shangyan Hotel Management Co., Ltd (“Aixin Shangyan Hotel”), and its two shareholders Quanzhong Lin and Yirong Shen (“Transferor”). Pursuant to the Hotel Purchase Agreement, Aixin Life purchased 100% ownership of Aixin Shangyan Hotel from Transferor. Eighty percent of the equity of Aixin Shangyan Hotel was owned by Mr. Lin, and the remaining balance was owned by Ms. Shen. Under the terms of the Hotel Purchase Agreement, Aixin Life purchased all of the outstanding equity of Aixin Shangyan Hotel for a purchase price of RMB 7,598,887, or approximately $1.16 million (the “Transfer Price”). The Transfer Price was to be reduced by an amount equal to any amounts paid or distributed by Aixin Shangyan Hotel to the Transferor after December 31, 2020 and increased by an amount equal to any amounts contributed to Aixin Shangyan Hotel by the Transferor after December 31, 2020. The acquisition was completed in July 2021.

On June 2, 2021, AiXin HK entered into an Equity Transfer Agreement (the “Pharmacies Purchase Agreement”) with Chengdu Aixintang Pharmacy Co., Ltd. and certain affiliated entities, each of which operates a pharmacy (together, “Aixintang Pharmacies”) and its three shareholders, Quanzhong Lin, Ting Li and Xiao Ling Li (“Transferor”). Mr. Lin owned in excess of 95% of the outstanding equity of Aixintang Pharmacies. The remaining equity interest was owned by Ting Li and Xiao Ling Li. Pursuant to the Pharmacies Purchase Agreement, AiXin HK purchased all of the outstanding equity of Aixintang Pharmacies for an aggregate purchase price of RMB 34,635,845, or approximately US$5.31 million (the “Transfer Price”). The Transfer Price was to be reduced by an amount equal to any amounts paid or distributed by any of the Aixintang Pharmacies to the Transferor after December 31, 2020 and increased by an amount contributed to any of the Aixintang Pharmacies by the Transferor after such date. The acquisition was completed in September 2021.

On July 19, 2022, AiXin HK entered into an Equity Transfer Agreement with Yunnan Shengshengyuan Technology Co., Ltd, (“Yunnan Shengshengyuan”) and Yun Chen (together, the “Sellers”), the shareholders of Yunnan Runcangsheng Technology Company Ltd. (“Runcangsheng”). Yunnan Shengshengyuan owns in excess of 95% of the outstanding equity of Runcangsheng. The remaining equity interest is owned by Yun Chen. Pursuant to the Transfer Agreement, AiXin HK agreed to purchase all of the outstanding equity of Runcangsheng for an aggregate purchase price of $4,418,095 (RMB 31,557,820), adjusted by $116,802 the amount equal to the initial net worth minus the audited net worth. In addition to transferring their respective equity interest in Runcangsheng, both Sellers agree to forgive any loans Runcangsheng due to them. The acquisition was completed on September 30, 2022.

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

The Company suffered net losses of $176,783 and $97,546 for the three months ended June 30, 2024 and 2023, and $780,383 and $627,330 for the six months ended June 30, 2024 and 2023, respectively, and used net cash in operating activities of $348,330 and $350,760 for the six months ended June 30, 2024 and 2023, respectively, and has an accumulated deficit of $18,000,775 as of June 30, 2024. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. From January 1, 2024 through June 30, 2024, the Company’s cash and cash equivalents increased from $443,758 to $614,699 mainly due to an increase in cash inflow from financing activities.

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

While the Company’s management believes that the measures in its liquidity plan including those described above will be adequate to satisfy its liquidity requirements for the twelve months after the date that these financial statements are issued, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on the Company’s business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2024 and December 31, 2023, the bad debt allowance was $86,989 and $80,640 respectively.

The following table summarizes the activity related to the Company’s accounts receivable allowance for doubtful accounts for the six months ended June 30, 2024 and 2023:

	For the six months ended June 30,
	2024	2023

Beginning balance	$80,640	$272,550
Provision for bad debts	8,265	-
Recoveries/Write offs	-	(51,853)
Effect of translation	(1,916)	(20,653)
Ending balance	$86,989	$200,044

Inventories

Inventories mainly consist of health supplements, drugs, pharmaceutical and nutritional products, food and beverage, hotel supplies and consumables, and raw materials. Inventories are valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded provisions for inventory reserve of $582 and $12,026 for the six months ended June 30, 2024 and 2023, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2024 and December 31, 2023, there were no significant impairments of its long-lived assets.

Goodwill

The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. In testing goodwill for impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs a two-step impairment test. The Company tests goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. The Company recorded goodwill in the amount of $0 as of June 30, 2024 and December 31, 2023.

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

At June 30, 2024 and December 31, 2023, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

The Company’s revenue recognition policies for its various operating segments are as follows:

Direct Sales

The Company’s revenue from direct sales of products is recognized when goods are delivered to the customer and no other obligation exists. The Company does not provide unconditional return or other concessions to customers. The Company’s sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As an alternative to the product return option, customers have the option of asking for an exchange for products with the same value.

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

Pharmacy

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

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is covered by insurance up to RMB 500,000 ($72,500) per bank. As of June 30, 2024 and December 31, 2023, the Company has uninsured deposits in banks of $441,798 and $289,059 held in the PRC.

The Company has not experienced any losses in such accounts and believes they are not exposed to any risks on its cash in these bank accounts.

During the three and six months ended June 30, 2024, the Company had one customer that accounted for 30% and 21% of its total revenue, respectively. Net sales for the customer amounted to $406,200 and $460,291 during the three and six months ended June 30, 2024, respectively.

During the three and six months ended June 30, 2023, the Company had no customer that accounted for over 10% of its total revenue.

During the three months ended June 30, 2024, the Company had two major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the three months ended June 30, 2024	% of total purchase
A	$139,702	28%
B*	66,891	13%

During the six months ended June 30, 2024, the Company had two major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the six months ended June 30, 2024	% of total purchase
A	$184,622	21%
B*	137,078	15%

During the three months ended June 30, 2023, the Company had one major supplier that accounted for over 10% of its total purchases.

Supplier	Net purchases for the three months ended June 30, 2023	% of total purchase
C	$65,728	15%

During the six months ended June 30, 2023, the Company had two major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the six months ended June 30, 2023	% of total purchase
C	$127,465	15%
D	107,907	13%

*	CEO owns this entity with 100% ownership

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of June 30, 2024 and December 31, 2023. Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

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

As of June 30, 2024 and December 31, 2023, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 consisted of net income (loss) and foreign currency translation adjustments.

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

As of June 30, 2024 and December 31, 2023, the Company did not have any potentially dilutive instruments.

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

The Company manages its business as four operating segments, direct sales, pharmacy, hotel, and manufacture and sales, all of which are located in the PRC. All of its revenues are derived in the PRC. All long-lived assets are located in PRC.

The following table shows the Company’s operations by business segment for the three months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,
	2024	2023
Net revenue
Direct sales	$357,013	$692,709
Pharmacy	256,713	305,186
Hotel	120,097	390,530
Manufacture and sale	598,827	87,632
Total revenues, net	$1,332,650	$1,476,057

Operating costs and expenses
Direct sales
Cost of goods sold	$27,033	$264,794
Operating expenses	417,513	460,255
Pharmacy
Cost of goods sold	71,919	181,875
Operating expenses	108,194	57,198
Hotel
Hotel operating costs	364,110	462,780
Operating expenses	84,830	53,245
Manufacture and sale
Cost of goods sold	381,137	4,531
Operating expenses	146,739	96,147
Total operating costs and expenses	$1,601,475	$1,580,825

Income (loss) from operations
Direct sales	$(87,533)	$(32,340)
Pharmacy	76,600	66,113
Hotel	(328,843)	(125,495)
Manufacture and sale	70,951	(13,046)
Loss from operations	$(268,825)	$(104,768)

The following table shows the Company’s operations by business segment for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30,
	2024	2023
Net revenue
Direct sales	$522,762	$855,969
Pharmacy	497,831	528,702
Hotel	274,562	722,947
Manufacture and sale	889,054	123,152
Total revenues, net	$2,184,209	$2,230,770

Operating costs and expenses
Direct sales
Cost of goods sold	$46,741	$299,528
Operating expenses	789,569	828,044
Pharmacy
Cost of goods sold	152,093	320,508
Operating expenses	219,064	246,194
Hotel
Hotel operating costs	825,189	940,574
Operating expenses	156,707	44,360
Manufacture and sale
Cost of goods sold	609,066	6,652
Operating expenses	275,851	201,648
Total operating costs and expenses	$3,074,280	$2,887,508

Income (loss) from operations
Direct sales	$(313,548)	$(271,603)
Pharmacy	126,674	(38,000)
Hotel	(707,334)	(261,987)
Manufacture and sale	4,137	(85,148)
Loss from operations	$(890,071)	$(656,738)

Segment assets	As of June 30, 2024	As of December 31, 2023
Direct sales	$286,867	$270,932
Pharmacy	494,823	425,546
Hotel	2,128,823	1,654,165
Manufacture and sale	2,597,457	2,491,715
Total assets	$5,507,970	$4,842,358

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

3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Deposits	$46,104	$8,978
Prepaid expenses, including related party (see Note 13)	153,932	128,378
Employees’ social insurance	9,241	8,667
Others	14,264	24,808
Total	$223,541	$170,831

4. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $6,652 and $152,563 as of June 30, 2024 and December 31, 2023, respectively. Advances to suppliers primarily include prepayments for products and equipment expected to be delivered subsequent to balance sheet dates.

5. INVENTORIES

Inventories consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Raw material	$149,191	$114,005
Drugs, pharmaceutical and nutritional products	349,311	324,588
Food and beverage, hotel supplies and consumables	63,213	81,969
Total	$561,715	$520,562
Less: reserve for inventory	78,212	79,464
Total inventories, net	$483,503	$441,098

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Vehicles	$442,200	$451,381
Office furniture	57,527	80,612
Electronic equipment	26,528	25,899
Machinery	1,511,194	1,314,902
Leasehold improvements	1,103,381	1,125,581
Other	11,720	11,997
Total	3,152,550	3,010,372
Less: Accumulated depreciation	(1,475,705)	(1,330,697)
Property and equipment, net	$1,676,845	$1,679,675

Depreciation expense for the three months ended June 30, 2024 and 2023 was $94,114 and $88,509, respectively.

Depreciation expense for the six months ended June 30, 2024 and 2023 was $199,956 and $192,909, respectively.

7. INTANGIBLE ASSETS, NET

Intangible asset consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Software	$14,982	$12,516
Less: Accumulated amortization	(9,268)	(8,599)
Intangible asset, net	$5,714	$3,917

Amortization expense for the three months ended June 30, 2024 and 2023 was $415 and $357, respectively.

Amortization expense for the six months ended June 30, 2024 and 2023 was $872 and $518, respectively.

8. TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Value-added	$55,993	$6,439
Income	29,345	29,998
City construction	4,289	1,423
Education	3,025	1,024
Other	12,069	10,365
Taxes payable	$104,721	$49,249

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Accrued employees’ social insurance	$181,390	$231,983
Accrued payroll and commission	488,961	308,768
Construction payable	1,192,838	1,229,775
Payable for equipment purchase	8,798	30,307
Accrued professional fees	216,664	250,505
Deposit	10,612	10,986
Other payables	35,100	100,742
Total	$2,134,363	$2,163,066

10. GOVERNMENT GRANT

On December 1, 2021, The Company and Luquan Yizu Miaozu Autonomous County People’s Government (“the People’s Government”) entered a cooperation agreement with a term of 10 years. According to the agreement, the People’s Government was to contribute RMB 8,000,000 ($1,194,400) as a one-time payment to the Company for deep processing of Chinese herbs. The Company can retain the contributed amount at the end of the cooperation term if it passes the performance assessment by People’s Government; otherwise, it will return the full proceeds received plus a 20% penalty. As of June 30, 2024 and December 31, 2023, the Company received $901,984 and $923,238 from the People’s Government. The Company plans to return the funds to the People’s Government as it is not the full amount the Peoples’ Government promised to contribute.

11. LOAN FROM THIRD PARTIES

As of June 30, 2024 and December 31, 2023, the Company had advances from unrelated third parties of Aixin Shangyan Hotel in an aggregate amount $82,563 and $84,508, respectively. There was no written agreement, and these loans are payable on demand and bear no interest.

12. LEASE

AiXinZhonghong leases its office. The lease has a remaining lease term of approximately 3.91 years.

Aixin Shangyan Hotel leases its hotel premises under an operating lease arrangement. The leases have remaining lease terms of approximately 1.85 to 9.80 years.

Aixintang Pharmacies lease retail pharmacy stores under operating lease arrangements, with remaining lease terms of 0.46 to 2.17 years.

Runcangsheng leases its office under an operating lease arrangement. The lease was expired as of December 31, 2023. In January 2024, the lease was renewed with an expiration date of December 31, 2024.

Balance sheet information related to the Company’s leases is presented below:

	June 30, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$2,032,493	$1,576,814

Operating lease liabilities – current	$152,909	$864,519
Operating lease liability – non-current	1,743,737	789,489
Total operating lease liabilities	$1,896,646	$1,654,008

The following provides details of the Company’s lease expenses:

	Three Months Ended June 30,
	2024	2023
Operating lease expenses	$102,281	$207,035

	Six Months Ended June 30,
	2024	2023
Operating lease expenses	$335,351	$417,369

Other information related to leases is presented below:

	Six Months Ended June 30,
	2024	2023
Cash Paid for Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$549,641	405,079

Weighted Average Remaining Lease Term:
Operating leases	8.72 years	1.46 years

Weighted Average Discount Rate:
Operating leases	4.89%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2024 (excluding the six months ended June 30, 2024)	$105,023
2025	244,091
2026	265,089
2027	228,424
2028	223,607
Thereafter	1,332,434
Total lease payments	2,398,668
Less: imputed interest	(502,022)
Total lease liabilities	1,896,646
Less: current portion	(152,909)
Lease liabilities – non-current portion	$1,743,737

13. RELATED PARTY TRANSACTIONS

Accounts receivable – related party

Accounts receivable – related party consisted of the following as of the periods indicated:

	June 30, 2024	December 31, 2023
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$-	$2,451
Chengdu Lisheng Huiren Tang Pharmacy Co., Ltd.	101,377	4,309
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	-	2,028
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	-	2,028
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	19,540	-
Xiaoyan Zhou	3,642	32,493
Chengdu Aixin International Travel Service Co., Ltd	48,282	43,083
Total	$172,841	$86,392

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life). Xiaoyan Zhou is the wife of Huiliang Jiao, the Company’s Director.

Sales revenue – related party

Sales revenue – related party consisted of the following for the periods indicated:

	Three Months Ended June 30,
	2024	2023
Chengdu Aixin International Travel Service Co., Ltd	$7,168	$27,863

	Six Months Ended June 30,
	2024	2023
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	$19,943	$-
Chengdu Aixin International Travel Service Co., Ltd	13,611	51,918
Total	$33,554	$51,918

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life).

Purchase – related party

Purchase – related party consisted of the following for the periods indicated:

	Three Months Ended June 30,
	2024	2023
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	$66,891	$-

	Six Months Ended June 30,
	2024	2023
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	$137,078	$-

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life).

Prepaid expense – related party

Prepaid expense – related party consisted of the following as of the periods indicated:

	June 30, 2024	December 31, 2023
Chengdu Aixin International Travel Service Co., Ltd	$145,824	$120,483

The related party entity listed above is controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life).

Accounts payable – related party

Accounts payable – related party consisted of the following as of the periods indicated:

	June 30, 2024	December 31, 2023
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	$-	$1,776

The related party entity listed above is controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life).

Due from related parties

Due from related parties consisted of the following as of the periods indicated:

	June 30, 2024	December 31, 2023
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$550	$563
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	83	85
Chengdu Zhiweibing Pharmacy Co., Ltd.	1,698	1,738
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	688	704
Sichuan Aixin Investment Co. Ltd	9,096	9,310
Sichuan Yunxi Tang Pharmacy Co., Ltd	44	-
Chengdu Hesheng Yuan Pharmacy Co., Led	279	-
Huiliang Jiao	49,223	-
Chengdu Lisheng Huiren Tang Pharmacy Co., Ltd.	40,225	-
Total	$101,886	$12,400

Due to related parties

Due to related parties consisted of the following as of the periods indicated:

	June 30, 2024	December 31, 2023
Quanzhong Lin	$1,827,091	$1,051,429
Yirong Shen	85,315	87,325
Xiaoyan Zhou	4,128	-
Yunnan Shengcaofeng Biotechnology Co., Ltd	1,211	-
Huiliang Jiao	-	82,152
Chengdu Cigu Foshou Pharmacy	621
Tianfeng Li	-	780
Mianyang Aixin Cunshan Pharmacy Co. Ltd	110	112
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	76,587	-
Chengdu Aixin International travel service Co, Ltd	4,970	5,087
Total	$2,000,033	$1,226,885

The amounts due from related parties and due to related parties described above were for working capital purposes, payable on demand, and bear no interest. The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Yunnan Shengcaofeng Biotechnology Co., Ltd (“Shengcaofeng”), which is owned by Huiliang Jiao, the Company’s Director. Yirong Shen was a major shareholder of Aixin Shangyan Hotel prior to the closing of Hotel Purchase Agreement, and she serves as the supervisor of Aixin Shangyan Hotel. Mr. Huiliang Jiao is a Director of the Company. Xiaoyan Zhou is the wife of Huiliang Jiao. Tianfeng Li is the CFO of Aixin Life.

Office leases

In May 2014, the Company entered a lease with its major shareholder for an office. The lease term was for three years expiring in May 2017 with an option to renew. The monthly rent was RMB 5,000 ($704). The Company was required to prepay each year’s annual rent on the 15th of May of each year. The Company renewed the lease until May 28, 2028 with monthly rent of RMB 5,000 ($704), payable quarterly. The future annual minimum lease payments at June 30, 2024 are $4,158, $8,316, $8,316, $8,316, and $3,465 for each of the years ended December 31, 2024, 2025, 2026, 2027, and 2028, respectively.

Runcangsheng has an office lease with Xiaoyan Zhou, wife of Huiliang Jiao, the Company’s Director. The initial term was from March 2020 to February 2023 with a monthly rent of RMB 3,000 ($414). Runcangsheng renewed the lease until February 28, 2026 with monthly rent of RMB 5,000 ($690). In July 2023, Xiaoyan Zhou entered into an agreement with Runcangsheng to increase the monthly rent for 2022 by RMB 2,000 and to change the lease expiration date to December 31, 2023. The lease will be converted to an annual contract starting from January 1, 2024.

14. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the three and six months ended June 30, 2024 and 2023, and recorded an income tax provision for each of the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three and six months ended June 30, 2024 and 2023, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

15. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 20,000,000 shares of blank check preferred stock at $0.001 par value per share and 500,000,000 shares of common stock at $.00001 par value per share.

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

As of June 30, 2024 and December 31, 2023, the Company had 24,999,834 common shares issued and outstanding, after reverse stock split adjustment.

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

For the three months ended June 30, 2024 and 2023, stock-based compensation expenses were $92,885 and $92,885, respectively. For the six months ended June 30, 2024 and 2023, stock-based compensation expenses were $185,770 and $185,770, respectively. As of June 30, 2024, unrecognized compensation expenses related to these stock awards are $115,357. These expenses are expected to be recognized over 0.32 years.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the three and six months ended June 30, 2024 and 2023, the Company made $0 and $0 contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the three and six months ended June 30, 2024 and 2023.

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

On August 30, 2024,  Zhangjiagang People’s Court in Jiangsu Province issued a Notice of Case Closure, stating the Judgement for this case was fully executed and the plaintiff has received the full execution amount as of August 30, 2024.

In November 2021, the Company and Mr. Quanzhong Lin agreed that Mr. Lin shall assume any losses arising from this legal proceeding. As such, the Company did not accrue contingent losses from this legal proceeding as of June 30, 2024.

The Company believes that the litigation will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

In September 2021, we completed the acquisition of nine pharmacies located in Chengdu by acquiring the entities which owned the pharmacies for an aggregate purchase price of RMB 34,635,845, or approximately US$5.31 million. We currently operate pharmacies at 26 locations, including 18 locations operated pursuant to a single chain license.

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

Results of Operations

Three Months ended June 30, 2024 and 2023

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue. Certain columns may not add due to rounding:

	Three Months Ended June 30,
	2024		2023
	$	% of Revenue	$	% of Revenue
Revenue	$1,332,650	100%	$1,476,057	100%
Operating costs and expenses	1,601,475	120%	1,580,825	107%
Loss from operations	(268,825)	(20)%	(104,768)	(7)%
Non-operating income, net	92,568	7%	12,129	1%
Loss before income tax	(176,257)	(13)%	(92,639)	(7)%
Income tax expense	526	-%	4,907	-%
Net loss	$(176,783)	(13)%	$(97,546)	(7)%

The following table shows our operations by business segment for the three months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,
	2024	2023
Net revenue
Direct sales	$357,013	$692,709
Pharmacy	256,713	305,186
Hotel	120,097	390,530
Manufacture and sale	598,827	87,632
Total revenues, net	$1,332,650	$1,476,057

Operating costs and expenses
Direct Sales
Cost of goods sold	$27,033	$264,794
Operating expenses	417,513	460,255
Pharmacy
Cost of goods sold	71,919	181,875
Operating expenses	108,194	57,198
Hotel
Hotel operating costs	364,110	462,780
Operating expenses	84,830	53,245
Manufacture and sale
Cost of goods sold	381,137	4,531
Operating expenses	146,739	96,147
Total operating costs and expenses	$1,601,475	$1,580,825

Income (loss) from operations
Direct Sales	$(87,533)	$(32,340)
Pharmacy	76,600	66,113
Hotel	(328,843)	(125,495)
Manufacture and sale	70,951	(13,046)
Loss from operations	$(268,825)	$(104,768)

Revenue

Revenue was $1,332,650 in the three months ending June 30, 2024, compared to $1,476,057 in the same period of 2023, a decrease of $143,407 or 10%. The decrease in revenue was mainly due to decreases in direct sales of our nutritional products, pharmacy sales, and a decrease in revenues from our hotel sector, which was partly offset by an increase in revenue by our manufacture and sale segment which we refer to as “Runcangsheng.” For the three months ended June 30, 2024, we had $1,212,553 in product revenues (of which $357,013 were from direct sales, $256,713 were from sales at our pharmacies and $598,827 from Runcangsheng) and hotel revenue of $120,097. For the three months ended June 30, 2023, we had $1,085,527 in product revenues (of which $692,709 were from direct sales, $305,186 were from sales at our pharmacies and $87,632 from Runcangsheng) and hotel revenue of $390,530.

Direct Sales

Our direct sales revenue was $357,013 for the three months ended June 30, 2024, compared with $692,709 in the same period of 2023, representing a decrease of $335,696 or 48%. Our direct sales revenue as a percentage of our total revenue was 27% for the three months ended June 30, 2024, compared to 47% for the same period of 2023. The decrease in revenue was mainly due to the overall economic downturn in China as marketing and promotion became more challenging compared to last year. Additionally, due to reduced quantities of certain popular products available from our suppliers resulting from increased raw material costs, we had to adjust our product mix.

Pharmacy

Our pharmacy revenue was $256,713 for the three months ended June 30, 2024, compared with $305,186 in the same period of 2023, representing a decrease of $48,473 or 16%. Our pharmacy revenue as a percentage of our total revenue was 19% for the three months ended June 30, 2024, compared to 21% for the same period of 2023. The decrease in revenue was mainly due to the overall economic downturn in China and the inability of marketing and promotional activities for supplements and other health products to generate revenue comparable to those of prior years.

Hotel

Our hotel revenue was $120,097 for the three months ended June 30, 2024, compared with $390,530 for the same period of 2023, representing a decrease of $270,433 or 69%. Our hotel revenue as a percentage of our total revenue was 9% for the three months ended June 30, 2024, compared to 26% for the same period of 2023. The decrease in revenue was primarily due to the termination of the lease for our original hotel and the need to complete leasehold improvements before opening at our new location. In addition, due to reduced demand, we decreased our room rates.

Runcangsheng

Sales revenues generated from manufacture and sales by Runucangsheng were $598,827 for the three months ended June 30, 2024, compared with $87,632 for the same period of 2023, representing an increase of $511,195 or 583%. Runcangsheng’s revenue as a percentage of our total revenue was 45% for the three months ended June 30, 2024, compared to 6% for the same period of 2023. The increase in Runcangsheng’s revenue was mainly driven by participation in additional trade shows, which raised our visibility and consequently boosted sales; and attendance by more vendors, corporate and individual major customers to our internal shows, which expanded our sales channels.

Operating Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $480,089 for the three months ended June 30, 2024, compared to $451,200 for the same period of 2023, an increase of $28,889 or 6%. The increase in cost of goods sold was attributable to the increase in Runcangsheng’s business, which was partly offset by decreased direct sales and pharmacy revenues.

Direct sales

The cost of goods sold for our direct sales was $27,033 for the three months ended June 30, 2024, compared with $264,794 for the same period of 2023, representing a decrease of $237,761 or 90%. The cost of goods sold for our direct sales as a percentage of direct sales revenue was 8% for the three months ended June 30, 2024, compared to 38% for the same period of 2023. The decrease in cost of goods sold was primarily driven by decreased sales and the elimination in 2024 of a commission program for our sales personnel.

Pharmacy

The cost of goods sold at our pharmacies was $71,919 for the three months ended June 30, 2024, compared with $181,875 for the same period of 2023, representing a decrease of $109,956 or 60%. The cost of goods sold at our pharmacies as a percentage of pharmacy product sales was 28% for the three months ended June 30, 2024, compared to 60% for the same period of 2023. The decrease in cost of goods sold was mainly due to our coordination of activities at our pharmacies, such as the implementation of bulk inventory purchasing which reduced our purchasing costs; and cost reduction measures undertaken in September 2023, including reviewing our list of vendors and replacing those vendors with higher cost products.

Runcangsheng

The cost of goods sold for Runcangsheng was $381,137 for the three months ended June 30, 2024, compared with $4,531 for the same period of 2023, representing an increase of $376,606 or 8,312%. The cost of goods sold as a percentage of sales by Runcangsheng was 64% for the three months ended June 30, 2024, compared to 5% for the same period of 2023. The primary reason for the increase in cost of goods sold was the significant increase of sales.

Hotel Operating Costs

Hotel operating costs were $364,110 and $462,780 for the three months ended June 30, 2024 and 2023, respectively, representing a decrease of $98,670 or 21%. For the three months ended June 30, 2024, our hotel revenue significantly decreased compared to the same period in 2023 due to our inability to accommodate guests while making leasehold improvements to our new hotel. However, due to the fixed operating costs, our overall expenses did not decrease substantially.

Operating Expenses

Operating expenses were $757,276 for the three months ended June 30, 2024, compared to $666,845 for the same period of 2023, an increase of $90,431 or 14%. The increase in operating expenses was mainly due to the increase in operating expenses reported by our hotel, pharmacies and Runcangsheng sectors, which was partly offset by decreased operating expenses at our direct sales sector.

Loss from Operations

Loss from operations was $268,825 in the three months ended June 30, 2024, compared to $104,768 in the same period of 2023, an increase of $164,057 or 157%. The increase in our loss from operations for the second quarter of 2024 was primarily due to the increase in the loss in our hotel segment of approximately $203,348, partially offset by increased profits attribute in our pharmacy and Runcangsheng segments.

Non-operating Income

Non-operating income was $92,568 for the three months ended June 30, 2024, compared to $12,129 for the three months ended June 30, 2023. For the three months ended June 30, 2024, we had interest income of $197 and other income of $95,386 mainly government grant income of $86,209, partly offset by other expenses of $3,015. For the three months ended June 30, 2023, we had interest income of $268 and other income $14,241, partly offset by other expenses of $2,380.

Income Tax Expense

Income tax expense was $526 and $4,907 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $4,381 or 89% for the three months ended June 30, 2024 compared with the same period of 2023.

Net Loss

Our net loss for the three months ended June 30, 2024 was $176,783, compared to a net loss of $97,546 for the same period of 2023, an increase of $79,237 or 81%. The increase in our net loss was mainly due to increased operating costs and expenses and decreased sales as explained above, particularly at our hotel where the operating loss increased by nearly $203,300.

Six Months ended June 30, 2024 and 2023

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Six Months Ended June 30,
	2024		2023
	$	% of Revenue	$	% of Revenue
Revenue	$2,184,209	100%	$2,230,770	100%
Operating costs and expenses	3,074,280	141%	2,887,508	129%
Loss from operations	(890,071)	(41)%	(656,738)	(29)%
Non-operating income, net	110,214	5%	34,772	2%
Loss before income tax	(779,857)	(36)%	(621,966)	(28)%
Income tax expense	526	-%	5,364	-%
Net loss	$(780,383)	(36)%	$(627,330)	(28)%

The following table shows the Company’s operations by business segment for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30,
	2024	2023
Net revenue
Direct Sales	$522,762	$855,969
Pharmacy	497,831	528,702
Hotel	274,562	722,947
Manufacture and sale	889,054	123,152
Total revenues, net	$2,184,209	$2,230,770

Operating costs and expenses
Direct Sales
Cost of goods sold	$46,741	$299,528
Operating expenses	789,569	828,044
Pharmacy
Cost of goods sold	152,093	320,508
Operating expenses	219,064	246,194
Hotel
Hotel operating costs	825,189	940,574
Operating expenses	156,707	44,360
Manufacture and sale
Cost of goods sold	609,066	6,652
Operating expenses	275,851	201,648
Total operating costs and expenses	$3,074,280	$2,887,508

Income (loss) from operations
Direct Sales	$(313,548)	$(271,603)
Pharmacy	126,674	(38,000)
Hotel	(707,334)	(261,987)
Manufacture and sale	4,137	(85,148)
Loss from operations	$(890,071)	$(656,738)

Revenue

Revenue was $2,184,209 in the six months ending June 30, 2024, compared to $2,230,770 in the same period of 2023, a decrease of $46,561 or 2%. The decrease in revenue was mainly due to decreases in direct sales of our nutritional products and pharmacy sales, and a decrease in our hotel segment, which was partly offset by an increase in revenues from Runcangsheng. For the six months ended June 30, 2024, we had $1,909,647 in product revenues (of which $522,762 were from direct sales, $497,831 were from sales at our pharmacies and $889,054 from sales by Runcangsheng) and hotel revenue of $274,562. For the six months ended June 30, 2023, we had $1,507,823 in product revenues (of which $855,969 were from direct sales, $528,702 were from sales at our pharmacies and $123,152 from sales by Runcangsheng) and hotel revenue of $722,947.

Direct Sales

Our direct sales revenue was $522,762 for the six months ended June 30, 2024, compared with $855,969 in the same period of 2023, representing a decrease of $333,207 or 39%. Our direct sales revenue as a percentage of our total revenue was 24% for the six months ended June 30, 2024, compared to 38% for the same period of 2023. The decrease in revenue was mainly due to the economic downturn as marketing and promotional activities become more challenging compared to last year. Additionally, due to reduced supplies of certain popular products, we had to adjust our product mix in 2024.

Pharmacy

Our pharmacy revenue was $497,831 for the six months ended June 30, 2024, compared with $528,702 in the same period of 2023, representing a decrease of $30,871 or 6%. Our pharmacy revenue as a percentage of our total revenue was 23% for the six months ended June 30, 2024, compared to 24% for the same period of 2023. The decrease in revenue was mainly due to the economic downturn as marketing and promotional activities did not generate anticipated revenues.

Hotel

Our hotel revenue was $274,562 for the six months ended June 30, 2024, compared with $722,947 for the same period of 2023, representing a decrease of $448,385 or 62%. Our hotel revenue as a percentage of our total revenue was 13% for the six months ended June 30, 2024, compared to 32% for the same period of 2023. The decrease in revenue was primarily due to the Company relocating its hotel and the need to complete leasehold improvements before opening at our new location. Additionally, due to a decrease in demand, we reduced our room rates.

Runcangsheng

Our manufacture and sales revenues at Runcangsheng were $889,054 for the six months ended June 30, 2024, compared with $123,152 for the same period of 2023, representing an increase of $765,902 or 622%. Runcangsheng’s revenue as a percentage of our total revenue was 41% for the six months ended June 30, 2024, compared to 6% for the same period of 2023. The increase in Runcangsheng’s sales was mainly driven by participation in more shows, which raised our visibility and consequently boosted sales; and attendance by more vendors, corporate and individual major customers to our internal shows, which expanded our sales channels, and the addition of new salespeople and increased consumer demand for Chinese herbal products during the Chinese New Year.

Operating Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $807,900 for the six months ended June 30, 2024, compared to $626,688 for the same period of 2023, an increase of $181,212 or 29%. The increase in cost of goods sold was attributable to the increase in Runcangsheng’s business which was partly offset by decreased sales from our direct sales and pharmacy segments.

Direct sales

The cost of goods sold for our direct sales was $46,741 for the six months ended June 30, 2024, compared with $299,528 for the same period of 2023, representing a decrease of $252,787 or 84%. The cost of goods sold for our direct sales as a percentage of sales was 9% for the six months ended June 30, 2024, compared to 35% for the same period of 2023. The decrease in cost of goods sold was primarily driven by the decrease of sales and the elimination in 2024 of a commission program for our sales personnel.

Pharmacy

The cost of goods sold at our pharmacies was $152,093 for the six months ended June 30, 2024, compared with $320,508 for the same period of 2023, representing a decrease of $168,415 or 53%. The cost of goods sold at our pharmacies as a percentage of pharmacy product sales was 31% for the six months ended June 30, 2024, compared to 61% for the same period of 2023. The decrease in cost of goods sold was mainly due to our coordination of activities at our pharmacies, such as the implementation of bulk inventory purchasing which reduced our purchasing costs; and cost reduction measures undertaken in September 2023, including reviewing our list of vendors and replacing those vendors with higher cost products.

Runcangsheng

The cost of goods sold for Runcangsheng was $609,066 for the six months ended June 30, 2024, compared with $6,652 for the same period of 2023, representing an increase of $602,414 or 9,056%. The cost of goods sold as a percentage of sales by Runcangsheng was 69% for the six months ended June 30, 2024, compared to 5% for the same period of 2023. The primary reason for the increase in cost of goods sold was the significant increase of sales.

Hotel Operating Costs

Hotel operating costs were $825,189 and $940,574 for the six months ended June 30, 2024 and 2023, respectively, representing a decrease of $115,385 or 12%. For the six months ended June 30, 2024, our hotel revenue significantly decreased compared to the same period in 2023. However, due to the fixed operating costs, our overall expenses did not decrease substantially.

Operating Expenses

Operating expenses were $1,441,191 for the six months ended June 30, 2024, compared to $1,320,246 for the same period of 2023, an increase of $120,945 or 9%. The increase in operating expenses was mainly due to the increase in operating expenses reported by our hotel and Runcangsheng segments, which was partly offset by decreased operating expenses at our pharmacy and direct sales segments.

Loss from Operations

Loss from operations was $890,071 in the six months ended June 30, 2024, compared to $656,738 in the same period of 2023, an increase of $233,333 or 36%. The increase in our loss from operations for the six months ended June 30, 2024 was primarily due to the increase in the loss in our hotel segment of approximately $445,347, partially offset by increased profits in our pharmacy and Runcangsheng segments.

Non-operating Income

Non-operating income was $110,214 for the six months ended June 30, 2024, compared to $34,772 for the six months ended June 30, 2023. For the six months ended June 30, 2024, we had interest income of $311 and other income of $114,188 mainly government grant income of $86,209, partly offset by other expenses of $4,285. For the six months ended June 30, 2023, we had interest income of $557 and other income of $39,102, partly offset by other expenses of $4,887.

Income Tax Expense

Income tax expense was $526 and $5,364 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $4,838 or 90% for the six months ended June 30, 2024 compared with the same period of 2023.

Net Loss

Our net loss for the six months ended June 30, 2024 was $780,383, compared to a net loss of $627,330 for the same period of 2023, an increase of $153,053 or 24%. The increase in our net loss was mainly due to increased operating costs and expenses and decreased sales as explained above, particularly at our hotel where the operating loss increased by nearly $445,300 due to our inability to accommodate guests before opening our new hotel.

Liquidity and Capital Resources

During the six months ended June 30, 2024, we used $348,330 in operations. As of June 30, 2024, cash and cash equivalents were $614,699 (excluding $48,277 of restricted cash), compared to $443,758 (excluding $23,208 of restricted cash) as of December 31, 2023. At June 30, 2024, we had a working capital deficit of $4,429,478 compared to $4,467,006 at December 31, 2023.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2024 and 2023, respectively.

	June 30, 2024	June 30, 2023
Net cash used in operating activities	$(348,330)	$(350,760)
Net cash used in investing activities	$(239,967)	$(16,666)
Net cash provided by financing activities	$796,550	$183,977

Net cash used in operating activities

For the six months ended June 30, 2024, net cash used in operating activities was $348,330. This reflects our net loss of $780,383, adjusted by non-cash related expenses including depreciation and amortization expense of $200,828, a bad debt expense of $8,265, an inventory impairment of $582, operating lease expenses of $335,351, loss on disposal of fix assets of $1,143, government grant income of $86,209 and stock-based compensation of $185,770, and then decreased by changes in working capital of $213,677. The cash outflow from changes in working capital mainly resulted from increases in other receivables and prepaid expenses of $33,481, an increase in related party receivables of $99,411, an increase in prepaid expense to related party of $28,318, an increase in inventory of $53,521, and payments of lease liabilities of $549,641, partly offset by cash inflows from accounts receivable of $18,671, cash inflows from advances to suppliers of $143,430, cash inflows from security deposit of $82,952, cash inflows from accounts payable of $115,961, cash inflows from accrued liabilities and other payables of $44,209, cash inflows from taxes payable of $65,236, cash inflows from accounts payable (net of accounts payable to related parties) of $114,213, and cash inflows from unearned revenue of $81,984.

For the six months ended June 30, 2023, net cash used in operating activities was $350,760. This reflects our net loss of $627,330, adjusted by non-cash related expenses including depreciation and amortization expense of $193,427, change in deferred tax of $902, bad debt reversal of $51,853, inventory impairment of $12,026, operating lease expense of $417,369 and stock-based compensation of $185,770, and then decreased by changes in working capital of $481,071. The cash outflow from changes in working capital mainly resulted from increases in other receivables and prepaid expense of $46,276, in unearned revenue of $6,552, in inventory of $170,052, in accounts payable from related party of $165,172, and in accrued liabilities and other payable of $65,670, and payments of lease liabilities of $405,079, partly offset by cash inflows from accounts receivable of $249,851, cash inflows from advances to suppliers, including related party of $24,890, cash inflows from accounts payable of $98,150 and taxes payable of $4,839.

Net cash used in investing activities

For the six months ended June 30, 2024 and 2023, net cash used in investing activities was $239,967 and $16,666, respectively. For the six months ended June 30, 2024, net cash used in investing activities including $237,283 for the purchase of fixed assets, a $2,772 purchase of an intangible asset which was partly offset by cash received on disposal of fix assets of $88. For the six months ended June 30, 2023, net cash used in investing activities included $10,627 for the purchase of fixed assets, $2,647 for the purchase of intangible assets, and $3,392 of cash disposed of at the termination of a non-operating subsidiary.

Net cash provided by financing activities

For the six months ended June 30, 2024, net cash provided by financing activities was the result of proceeds from advances from related parties of $710,341 and proceeds from a government grant of $86,209. For the six months ended June 30, 2023, net cash provided by financing activities was the result of advances from related parties of $39,677 and capital contributions of $144,300.

We generated a $780,383 loss for the six months ended June 30, 2024. It is likely that Runcangsheng will require additional capital to achieve its short-term operational goals and long-range business plans. Further, we may need additional capital to maintain our other businesses. We may also have to raise additional financing as our working capital requirements are expected to increase in line with the growth of our business. In the past we have funded our operations through proceeds from private placements of equity and advances from our principal shareholder. Should we require capital to fund our business, we intend to finance our business by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders and could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Accounts Receivable

We maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2024 and December 31, 2023, the bad debt allowance was $86,989 and $80,640, respectively.

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

Our revenue recognition policies for our operating segments are as follows:

Direct Sales

Our revenue from direct sales of products is recognized when goods are delivered to the customer and no other obligation exists. We do not provide unconditional return or other concessions to customers. Our sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As an alternative to returning a product, customers may request an exchange for products with the same value.

Direct sales revenue represents the invoiced value of goods, net of value-added taxes (“VAT”). All of our products sold in China are subject to the PRC VAT of 13% of the gross sales price since April 1, 2019. This VAT may be offset by VAT paid by for raw materials and other materials purchased in China. We record VAT payables and VAT receivables net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as we act as an agent for the government.

Pharmacy

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

Runcangsheng

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act as of June 30, 2024, was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at June 30, 2024, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our 2023 Form 10-K and in the “Risk Factors” section in our registration Statement on Form S-1, as amended on February 9, 2024 (the “Registration Statement”), which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2023 Form 10-K, the Registration Statement, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

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

AIXIN LIFE INTERNATIONAL, INC.

Dated: September 3, 2024	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

