Form 10-Q
period 2024-09-30
AiXin Life International, Inc.
filed 2024-12-27
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of December 24, 2024, there were outstanding 24,999,842 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

September 30, 2024

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

PART I - FINANCIAL INFORMATION

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$568,318	$443,758
Restricted cash	-	23,208
Accounts receivable, including related parties, net	455,123	253,586
Other receivables and prepaid expenses	325,595	170,831
Advances to suppliers	35,466	152,563
Inventory, net	523,111	441,098
Due from related parties	64,022	12,400
Total current assets	1,971,635	1,497,444

Property and equipment, net	1,644,611	1,679,675
Intangible assets, net	5,144	3,917
Long term prepaid expense	4,214	-
Security deposit	214	84,508
Operating lease right-of-use assets	2,022,758	1,576,814
Goodwill, net	-	-
Total assets	$5,648,576	$4,842,358

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$725,667	$478,456
Accounts payable - related party	-	1,776
Unearned revenue	385,960	172,753
Taxes payable	111,352	49,249
Accrued liabilities and other payables	2,384,396	2,163,066
Government grant	934,066	923,238
Loan from third parties	85,499	84,508
Operating lease liabilities	136,001	864,519
Due to related parties	2,093,815	1,226,885
Total current liabilities	6,856,756	5,964,450
Operating lease liabilities - non-current	1,794,500	789,489
Total liabilities	8,651,256	6,753,939

Stockholders’ deficit
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 24,999,834 shares issued and outstanding as of September 30, 2024 and December 31, 2023	250	250
Additional paid in capital	15,254,078	14,975,423
Statutory reserve	151,988	151,988
Accumulated deficit	(18,546,961)	(17,220,392)
Accumulated other comprehensive income	137,965	181,150
Total stockholders’ deficit	(3,002,680)	(1,911,581)

Total liabilities and stockholders’ deficit	$5,648,576	$4,842,358

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Sales revenue:
Products	$745,545	$897,457	$2,655,192	$2,405,280
Room revenues	100,935	74,265	195,677	473,167
Food and beverage revenues	83,330	77,524	243,278	356,009
Others	6,596	17,673	26,468	63,233
Total revenue, net	936,406	1,066,919	3,120,615	3,297,689

Operating costs and expenses
Cost of goods sold	355,740	509,723	1,163,640	1,136,411
Hotel operating costs	360,803	447,419	1,185,992	1,387,993
Selling	241,372	210,906	650,146	628,754
General and administrative	488,314	499,638	1,326,696	1,268,119
(Reversal of) provision for bad debts	(125)	41,603	8,140	(10,250)
Stock-based compensation	92,885	92,885	278,655	278,655
Total operating costs and expenses	1,538,989	1,802,174	4,613,269	4,689,682

Loss from operations	(602,583)	(735,255)	(1,492,654)	(1,391,993)

Non-operating income (expenses)
Interest income	214	135	525	692
Other income	56,712	297,614	170,900	336,716
Other expenses	(528)	(135)	(4,813)	(5,022)
Total non-operating income, net	56,398	297,614	166,612	332,386

Loss before income tax	(546,185)	(437,641)	(1,326,042)	(1,059,607)

Income tax expense	1	515	527	5,879

Net loss	(546,186)	(438,156)	(1,326,569)	(1,065,486)

Other comprehensive items
Foreign currency translation (loss) gain	(96,133)	16,086	(43,185)	42,473

Comprehensive loss	$(642,319)	$(422,070)	$(1,369,754)	$(1,023,013)

Income per share - basic and diluted	$(0.022)	$(0.018)	$(0.053)	$(0.043)

Weighted average shares outstanding	24,999,834	24,999,842	24,999,834	24,999,842

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional			Accumulated other
	Shares	Amount	paid in capital	Statutory reserves	Accumulated deficit	comprehensive income	Total

Balance at December 31, 2023	24,999,834	$250	$14,975,423	$151,988	$(17,220,392)	$181,150	$(1,911,581)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(603,600)	-	(603,600)
Foreign currency translation gain	-	-	-	-	-	33,520	33,520
Balance at March 31, 2024	24,999,834	250	15,068,308	151,988	(17,823,992)	214,670	(2,388,776)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(176,783)	-	(176,783)
Foreign currency translation gain	-	-	-	-	-	19,428	19,428
Balance at June 30, 2024	24,999,834	250	15,161,193	151,988	(18,000,775)	234,098	(2,453,246)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(546,186)	-	(546,186)
Foreign currency translation loss	-	-	-	-	-	(96,133)	(96,133)
Balance at September 30, 2024	24,999,834	$250	$15,254,078	$151,988	$(18,546,961)	$137,965	$(3,002,680)

Balance at December 31, 2022	24,999,842	$250	$14,458,583	$151,988	$(15,249,858)	$172,849	$(466,188)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Disposal of subsidiary	-	-	-	-	120,160	-	120,160
Net loss	-	-	-	-	(529,784)	-	(529,784)
Foreign currency translation gain	-	-	-	-	-	24,542	24,542
Balance at March 31, 2023	24,999,842	250	14,551,468	151,988	(15,659,482)	197,391	(758,385)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Capital contribution	-	-	145,300	-	-	-	145,300
Net loss	-	-	-	-	(97,546)	-	(97,546)
Foreign currency translation gain	-	-	-	-	-	1,845	1,845
Balance at June 30, 2023	24,999,842	250	14,789,653	151,988	(15,757,028)	199,236	(615,901)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(438,156)	-	(438,156)
Foreign currency translation gain	-	-	-	-	-	16,086	16,086
Balance at September 30, 2023	24,999,842	$250	$14,882,538	$151,988	$(16,195,184)	$215,322	$(945,086)

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,326,569)	$(1,065,486)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	298,789	308,114
Loss on disposal of fixed assets	1,145	-
Provision for (reversal of) bad debts	8,140	(10,250)
(Reversal of) provision for inventory reserve	(3,523)	8,558
Operating lease expense	439,723	618,085
Stock-based compensation	278,655	278,655
Government grant income	(124,177)	(284,321)
Deferred tax	-	1,481
Changes in assets and liabilities:
Accounts receivable	(32,283)	313,060
Accounts receivable - related party	(169,443)	(11,434)
Other receivables and prepaid expenses	(54,053)	(18,596)
Advances to suppliers	116,119	133,520
Prepaid expense - related party	(99,197)	(97,872)
Inventory	(71,359)	(186,658)
Security deposit	83,152	-
Accounts payable	235,498	233,112
Accounts payable - related party	(1,751)	(162,768)
Unearned revenue	205,852	347,347
Taxes payable	59,984	12,273
Payment of lease liability	(607,312)	(500,056)
Accrued liabilities and other payables	214,480	(136,638)
Net cash used in operating activities	(548,130)	(219,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash disposed at disposal of subsidiary	-	(3,341)
Purchase of property and equipment	(245,009)	(212,607)
Cash received on disposal of fixed assets	88	-
Purchase of intangible asset	(2,778)	(2,608)
Net cash used in investing activities	(247,699)	(218,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in advance from related parties	765,118	(79,072)
Proceeds from government grant	124,177	284,321
Capital contribution	-	142,200
Net cash provided by financing activities	889,295	347,449

EFFECT OF EXCHANGE RATE CHANGE ON CASH	7,886	(30,584)

NET INCREASE (DECREASE) IN CASH & RESTRICTED CASH	101,352	(121,565)

CASH & RESTRICTED CASH, BEGINNING OF PERIOD	466,966	619,900

CASH & RESTRICTED CASH, END OF PERIOD	$568,318	$498,335

Supplemental Cash flow data:
Income tax paid	$527	$4,398
Interest paid	$-	$-

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

The Company suffered net losses of $546,186 and $438,156 for the three months ended September 30, 2024 and 2023, and $1,326,569 and $1,065,486 for the nine months ended September 30, 2024 and 2023, respectively, and net cash outflow in operating activities of $548,130 and $219,874 for the nine months ended September 30, 2024 and 2023, respectively, and has an accumulated deficit of $18,546,961 as of September 30, 2024. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. From January 1, 2024 through September 30, 2024, the Company’s cash and cash equivalents increased from $443,758 to $568,318 mainly due to an increase in cash inflow from financing activities.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2024 and December 31, 2023, the bad debt allowance was $89,935 and $80,640 respectively.

The following table summarizes the activity related to the Company’s accounts receivable allowance for doubtful accounts for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
	2024	2023

Beginning balance	$80,640	$272,550
Provision for bad debts	8,140	62,100
Recoveries/Write offs	-	(72,350)
Effect of translation	1,155	(14,547)
Ending balance	$89,935	$247,753

Inventories

Inventories mainly consist of health supplements, drugs, pharmaceutical and nutritional products, food and beverage, hotel supplies and consumables, and raw materials. Inventories are valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded reversal of inventory reserve of $3,523 and provisions for inventory reserve of $8,558 for the nine months ended September 30, 2024 and 2023, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2024 and December 31, 2023, there were no significant impairments of its long-lived assets.

Goodwill

The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. In testing goodwill for impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that goodwill impairment is more likely than not, the Company performs a two-step impairment test. The Company tests goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on expected category expansion, pricing, market segment share, and general economic conditions. The Company recorded goodwill in the amount of $0 as of September 30, 2024 and December 31, 2023.

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

At September 30, 2024 and December 31, 2023, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is covered by insurance up to RMB 500,000 ($72,500) per bank. As of September 30, 2024 and December 31, 2023, the Company has uninsured deposits in banks of $407,521 and $289,059 held in the PRC.

The Company has not experienced any losses in such accounts and believes they are not exposed to any risks on its cash in these bank accounts.

During the three months ended September 30, 2024, the Company had two customers that accounted for  13% and 11% of its total revenue, respectively. Net sales for the customers amounted to $122,050 and $100,735 during the three months ended September 30, 2024, respectively.

During the nine months ended September 30, 2024, the Company had one customer that accounted for 17% of its total revenue. Net sales for the customer amounted to $530,704 during the nine months ended September 30, 2024.

During the three and nine months ended September 30, 2023, the Company had no customer that accounted for over 10% of its total revenue.

During the three months ended September 30, 2024, the Company had three major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the three months ended September 30, 2024	% of total purchase
C	$219,595	44%
A	131,264	26%
B*	60,401	12%

During the nine months ended September 30, 2024, the Company had three major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the nine months ended September 30, 2024	% of total purchase
A	$315,886	23%
C	289,900	21%
B*	197,479	14%

During the three months ended September 30, 2023, the Company had one major supplier that accounted for over 10% of its total purchases.

Supplier	Net purchases for the three months ended September 30, 2023	% of total purchase
C	$108,776	20%

During the nine months ended September 30, 2023, the Company had two major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the nine months ended September 30, 2023	% of total purchase
C	$216,710	15%
D	162,980	12%

*	CEO owns this entity with 100% ownership

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of September 30, 2024 and December 31, 2023. Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

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

As of September 30, 2024 and December 31, 2023, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 consisted of net income (loss) and foreign currency translation adjustments.

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

As of September 30, 2024 and December 31, 2023, the Company did not have any potentially dilutive instruments.

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

The following table shows the Company’s operations by business segment for the three months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,
	2024	2023
Net revenue
Direct sales	$102,370	$208,699
Pharmacy	266,664	273,416
Hotel	190,861	169,462
Manufacture and sale	376,511	415,342
Total revenues, net	$936,406	$1,066,919

Operating costs and expenses
Direct sales
Cost of goods sold	$499	$67,709
Operating expenses	373,449	421,417
Pharmacy
Cost of goods sold	70,739	126,459
Operating expenses	104,840	115,006
Hotel
Hotel operating costs	360,803	447,419
Operating expenses	65,322	61,859
Manufacture and sale
Cost of goods sold	284,502	315,555
Operating expenses	278,835	246,750
Total operating costs and expenses	$1,538,989	$1,802,174

Income (loss) from operations
Direct sales	$(271,578)	$(280,427)
Pharmacy	91,085	31,951
Hotel	(235,264)	(339,816)
Manufacture and sale	(186,826)	(146,963)
Loss from operations	$(602,583)	$(735,255)

The following table shows the Company’s operations by business segment for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30,
	2024	2023
Net revenue
Direct sales	$625,132	$1,064,668
Pharmacy	764,495	802,118
Hotel	465,423	892,409
Manufacture and sale	1,265,565	538,494
Total revenues, net	$3,120,615	$3,297,689

Operating costs and expenses
Direct sales
Cost of goods sold	$47,240	$367,237
Operating expenses	1,163,018	1,249,461
Pharmacy
Cost of goods sold	222,832	446,967
Operating expenses	323,904	361,200
Hotel
Hotel operating costs	1,185,992	1,387,993
Operating expenses	222,029	106,219
Manufacture and sale
Cost of goods sold	893,568	322,207
Operating expenses	554,686	448,398
Total operating costs and expenses	$4,613,269	$4,689,682

Income (loss) from operations
Direct sales	$(585,126)	$(552,030)
Pharmacy	217,759	(6,049)
Hotel	(942,598)	(601,803)
Manufacture and sale	(182,689)	(232,111)
Loss from operations	$(1,492,654)	$(1,391,993)

The following table shows the Company’s assets by business segment as of September 30, 2024 and as of December 31, 2023.

Segment assets	As of September 30, 2024	As of December 31, 2023
Direct sales	$382,317	$270,932
Pharmacy	487,041	425,546
Hotel	2,149,991	1,654,165
Manufacture and sale	2,629,227	2,491,715
Total assets	$5,648,576	$4,842,358

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

3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Deposits	$42,514	$8,978
Prepaid expenses, including related party (see Note 13)	235,791	128,378
Employees’ social insurance	7,959	8,667
Others	39,331	24,808
Total	$325,595	$170,831

4. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $35,466 and $152,563 as of September 30, 2024 and December 31, 2023, respectively. Advances to suppliers primarily include prepayments for products and equipment expected to be delivered subsequent to balance sheet dates.

5. INVENTORIES

Inventories consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Raw material	$228,860	$114,005
Drugs, pharmaceutical and nutritional products	310,160	324,588
Food and beverage, hotel supplies and consumables	60,872	81,969
Total	$599,892	$520,562
Less: reserve for inventory	76,781	79,464
Total inventories, net	$523,111	$441,098

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Vehicles	$457,928	$451,381
Office furniture	62,393	80,612
Electronic equipment	30,914	25,899
Machinery	1,566,078	1,314,902
Leasehold improvements	1,142,626	1,125,581
Other	12,137	11,997
Total	3,272,076	3,010,372
Less: Accumulated depreciation	(1,627,465)	(1,330,697)
Property and equipment, net	$1,644,611	$1,679,675

Depreciation expense for the three months ended September 30, 2024 and 2023 was $97,205 and $114,300, respectively.

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $297,161 and $307,209, respectively.

7. INTANGIBLE ASSETS, NET

Intangible asset consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Software	$15,514	$12,516
Less: Accumulated amortization	(10,370)	(8,599)
Intangible asset, net	$5,144	$3,917

Amortization expense for the three months ended September 30, 2024 and 2023 was $756 and $387, respectively.

Amortization expense for the nine months ended September 30, 2024 and 2023 was $1,628 and $905, respectively.

8. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Value-added	$64,476	$6,439
Income	30,389	29,998
City construction	4,838	1,423
Education	3,487	1,024
Other	8,162	10,365
Taxes payable	$111,352	$49,249

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Accrued employees’ social insurance	$161,732	$231,983
Accrued payroll and commission	617,581	308,768
Construction payable	1,235,265	1,229,775
Payable for equipment purchase	3,411	30,307
Accrued professional fees	312,483	250,505
Deposit	10,989	10,986
Other payables	42,935	100,742
Total	$2,384,396	$2,163,066

10. GOVERNMENT GRANT

On December 1, 2021, The Company and Luquan Yizu Miaozu Autonomous County People’s Government (“the People’s Government”) entered a cooperation agreement with a term of 10 years. According to the agreement, the People’s Government was to contribute RMB 8,000,000 ($1,194,400) as a one-time payment to the Company for deep processing of Chinese herbs. The Company can retain the contributed amount at the end of the cooperation term if it passes the performance assessment by People’s Government; otherwise, it will return the full proceeds received plus a 20% penalty. As of September 30, 2024 and December 31, 2023, the Company received $934,066 and $923,238 from the People’s Government. The Company plans to return the funds to the People’s Government as it is not the full amount the Peoples’ Government promised to contribute.

11. LOAN FROM THIRD PARTIES

As of September 30, 2024 and December 31, 2023, the Company had advances from unrelated third parties of Aixin Shangyan Hotel in an aggregate amount $85,499 and $84,508, respectively. There was no written agreement, and these loans are payable on demand and bear no interest.

12. LEASE

AiXinZhonghong leases its office. The lease has a remaining lease term of approximately 3.66 years.

Aixin Shangyan Hotel leases its hotel premises under an operating lease arrangement. The leases have remaining lease terms of approximately 1.59 to 9.55 years.

Aixintang Pharmacies lease retail pharmacy stores under operating lease arrangements, with remaining lease terms of 0.21 to 1.92 years.

Runcangsheng leases its office under an operating lease arrangement. The lease was expired as of December 31, 2023. In January 2024, the lease was renewed with an expiration date of December 31, 2024.

Balance sheet information related to the Company’s leases is presented below:

	September 30, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$2,022,758	$1,576,814

Operating lease liabilities – current	$136,001	$864,519
Operating lease liability – non-current	1,794,500	789,489
Total operating lease liabilities	$1,930,501	$1,654,008

The following provides details of the Company’s lease expenses:

	Three Months Ended September 30,
	2024	2023
Operating lease expenses	$104,372	$200,716

	Nine Months Ended September 30,
	2024	2023
Operating lease expenses	$439,723	$618,085

Other information related to leases is presented below:

	Nine Months Ended September 30,
	2024	2023
Cash Paid for Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$607,312	$500,056

Weighted Average Remaining Lease Term:
Operating leases	8.64 years	1.26 years

Weighted Average Discount Rate:
Operating leases	4.88%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2024 (excluding the nine months ended September 30, 2024)	$68,999
2025	233,875
2026	274,518
2027	236,548
2028	231,561
Thereafter	1,379,825
Total lease payments	2,425,326
Less: imputed interest	(494,825)
Total lease liabilities	1,930,501
Less: current portion	(136,001)
Lease liabilities – non-current portion	$1,794,500

13. RELATED PARTY TRANSACTIONS

Accounts receivable – related party

Accounts receivable – related party consisted of the following as of the periods indicated:

	September 30, 2024	December 31, 2023
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$-	$2,451
Chengdu Lisheng Huiren Tang Pharmacy Co., Ltd.	147,983	4,309
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	-	2,028
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	-	2,028
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	20,235	-
Shengcaofeng Health Industry (Yunnan) Co., Ltd.	35,903	-
Xiaoyan Zhou	3,654	32,493
Chengdu Aixin International Travel Service Co., Ltd	53,451	43,083
Total	$261,226	$86,392

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, the Company’s Director. Xiaoyan Zhou is the wife of Huiliang Jiao, the Company’s Director.

Sales revenue – related party

Sales revenue – related party consisted of the following for the periods indicated:

	Three Months Ended September 30,
	2024	2023
Chengdu Aixin International Travel Service Co., Ltd	$5,682	$41,598
Shengcaofeng Health Industry (Yunnan) Co., Ltd	30,977	-
Total	$36,659	$41,598

	Nine Months Ended September 30,
	2024	2023
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	$19,943	$-
Chengdu Aixin International Travel Service Co., Ltd	19,293	65,653
Shengcaofeng Health Industry (Yunnan) Co., Ltd	30,977	-
Total	$70,213	$65,653

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, the Company’s Director.

Purchase – related party

Purchase – related party consisted of the following for the periods indicated:

	Three Months Ended September 30,
	2024	2023
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	$60,401	$-

	Nine Months Ended September 30,
	2024	2023
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	$197,479	$-

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life).

Operating expenses – related party

Operating expenses – related party consisted of the following for the periods indicated:

	Three Months Ended September 30,
	2024	2023
Chengdu Aixin International Travel Service Co., Ltd	$40,919	$41,620

	Nine Months Ended September 30,
	2024	2023
Chengdu Aixin International Travel Service Co., Ltd	$100,214	$64,734

The related party entity listed above is controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life).

Prepaid expense – related party

Prepaid expense – related party consisted of the following as of the periods indicated:

	September 30, 2024	December 31, 2023
Chengdu Aixin International Travel Service Co., Ltd	$223,639	$120,483

The related party entity listed above is controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life).

Accounts payable – related party

Accounts payable – related party consisted of the following as of the periods indicated:

	September 30, 2024	December 31, 2023
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	$-	$1,776

The related party entity listed above is controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life).

Due from related parties

Due from related parties consisted of the following as of the periods indicated:

	September 30, 2024	December 31, 2023
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$570	$563
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	85	85
Chengdu Zhiweibing Pharmacy Co., Ltd.	1,758	1,738
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	712	704
Sichuan Aixin Investment Co. Ltd	9,419	9,310
Sichuan Yunxi Tang Pharmacy Co., Ltd	501	-
Huiliang Jiao	50,977	-
Total	$64,022	$12,400

Due to related parties

Due to related parties consisted of the following as of the periods indicated:

	September 30, 2024	December 31, 2023
Quanzhong Lin	$1,921,274	$1,051,429
Yirong Shen	88,349	87,325
Xiaoyan Zhou	6,412	-
Yunnan Shengcaofeng Biotechnology Co., Ltd	1,254	-
Huiliang Jiao	-	82,152
Chengdu Cigu Foshou Pharmacy	2,139
Tianfeng Li	-	780
Mianyang Aixin Cunshan Pharmacy Co. Ltd	-	112
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	67,876	-
Chengdu Aixin International travel service Co, Ltd	5,147	5,087
Chengdu Heshengyuan Pharmacy Co. Ltd	1,364	-
Total	$2,093,815	$1,226,885

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

Office leases

In May 2014, the Company entered a lease with its major shareholder for an office. The lease term was for three years expiring in May 2017 with an option to renew. The monthly rent was RMB 5,000 ($704). The Company was required to prepay each year’s annual rent on the 15th of May of each year. The Company renewed the lease until May 28, 2028 with monthly rent of RMB 5,000 ($704), payable quarterly. The future annual minimum lease payments at September 30, 2024 are $2,082, $8,328, $8,328, $8,328, and $3,470 for each of the years ended December 31, 2024, 2025, 2026, 2027, and 2028, respectively.

Runcangsheng has an office lease with Xiaoyan Zhou, wife of Huiliang Jiao, the Company’s Director. The initial term was from March 2020 to February 2023 with a monthly rent of RMB 3,000 ($414). Runcangsheng renewed the lease until February 28, 2026 with monthly rent of RMB 5,000 ($690). In July 2023, Xiaoyan Zhou entered into an agreement with Runcangsheng to increase the monthly rent for 2022 by RMB 2,000 and to change the lease expiration date to December 31, 2023. The lease was converted to an annual contract starting from January 1, 2024.

14. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the three and nine months ended September 30, 2024 and 2023, and recorded an income tax provision for each of the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three and nine months ended September 30, 2024 and 2023, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

As of September 30, 2024 and December 31, 2023, the Company had 24,999,834 common shares issued and outstanding, after reverse stock split adjustment.

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

For the three months ended September 30, 2024 and 2023, stock-based compensation expenses were $92,885 and $92,885, respectively. For the nine months ended September 30, 2024 and 2023, stock-based compensation expenses were $278,655 and $278,655, respectively. As of September 30, 2024, unrecognized compensation expenses related to these stock awards are $22,472. These expenses are expected to be recognized over 0.07 years.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the three and nine months ended September 30, 2024 and 2023, the Company made $0 and $0 contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the three and nine months ended September 30, 2024 and 2023.

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

In November 2021, the Company and Mr. Quanzhong Lin agreed that Mr. Lin shall assume any losses arising from this legal proceeding. As such, the Company did not accrue contingent losses from this legal proceeding as of September 30, 2024.

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

Pursuant to an Equity Transfer Agreement (the “Transfer Agreement”), on September 30, 2022, we acquired all of the outstanding equity of Yunnan Runcangsheng Technology Co., Ltd (“Runcangsheng”) for RMB 31,557,820 (approximately USD$4.4 million), reduced by $116,802 the excess of the estimated net worth of Runcangsheng over its audited net worth as of December 31, 2021. In addition to transferring their respective equity interest in Runcangsheng, both Sellers agreed to forgive any loans due to them from Runcangsheng. Runcangsheng was established in April 2020, and is headquartered in Luquan Yi and Miao Autonomous County, Kunming City, Yunnan Province.

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

Results of Operations

Three Months ended September 30, 2024 and 2023

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue. Certain columns may not add due to rounding:

	Three Months Ended September 30,
	2024		2023
	$	% of Revenue	$	% of Revenue
Revenue	$936,406	100%	$1,066,919	100%
Operating costs and expenses	1,538,989	164%	1,802,174	169%
Loss from operations	(602,583)	(64)%	(735,255)	(69)%
Non-operating income, net	56,398	6%	297,614	28%
Loss before income tax	(545,185)	(58)%	(437,641)	(41)%
Income tax expense	1	-%	515	0.05%
Net loss	$(546,186)	(58)%	$(438,156)	(41)%

The following table shows our operations by business segment for the three months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,
	2024	2023
Net revenue
Direct sales	$102,370	$208,699
Pharmacy	266,664	273,416
Hotel	190,861	169,462
Manufacture and sale	376,511	415,342
Total revenues, net	$936,406	$1,066,919

Operating costs and expenses
Direct Sales
Cost of goods sold	$499	$67,709
Operating expenses	373,449	421,417
Pharmacy
Cost of goods sold	70,739	126,459
Operating expenses	104,840	115,006
Hotel
Hotel operating costs	360,803	447,419
Operating expenses	65,322	61,859
Manufacture and sale
Cost of goods sold	284,502	315,555
Operating expenses	278,835	246,750
Total operating costs and expenses	$1,538,989	$1,802,174

Income (loss) from operations
Direct Sales	$(271,578)	$(280,427)
Pharmacy	91,085	31,951
Hotel	(235,264)	(339,816)
Manufacture and sale	(186,826)	(146,963)
Loss from operations	$(602,583)	$(735,255)

Revenue

Revenue was $936,406 in the three months ended September 30, 2024, compared to $1,066,919 in the same period of 2023, a decrease of $130,513 or 12%. The decrease in revenue was mainly due to decreases in direct sales of our nutritional products, pharmacy sales, and a decrease in revenues from manufacture and sale segment which we refer to as “Runcangsheng”, which was partly offset by an increase in revenue from our hotel sector. For the three months ended September 30, 2024, we had $745,545 in product revenues (of which, $102,370 were from direct sales, $266,664 were from sales at our pharmacies, and $376,511 from Runcangsheng) and hotel revenue of $190,861. For the three months ended September 30, 2023, we had $897,457 in product revenues (of which, $208,699 were from direct sales, $273,416 were from sales at our pharmacies, and $415,342 from sales by Runcangsheng) and hotel revenue of $169,462.

Direct Sales

Our direct sales revenue was $102,370 for the three months ended September 30, 2024, compared with $208,699 in the same period of 2023, representing a decrease of $106,329 or 51%. Our direct sales revenue as a percentage of our total revenue was 11% for the three months ended September 30, 2024, compared to 20% for the same period of 2023. The decrease in revenue was mainly due to the overall economic downturn in China as marketing and promotion became more challenging compared to last year. Additionally, due to reduced quantities of certain popular products available from our suppliers resulting from increased raw material costs, we had to adjust our product mix.

Pharmacy

Our pharmacy revenue was $266,664 for the three months ended September 30, 2024, compared with $273,416 in the same period of 2023, representing a decrease of $6,752 or 2%. Our pharmacy revenue as a percentage of our total revenue was 28% for the three months ended September 30, 2024, compared to 26% for the same period of 2023. The decrease in revenue was mainly due to the overall economic downturn in China and the inability of marketing and promotional activities for supplements and other health products to generate revenue comparable to those of prior years.

Hotel

Our hotel revenue was $190,861 for the three months ended September 30, 2024, compared with $169,462 for the same period of 2023, representing an increase of $21,399 or 13%. Our hotel revenue as a percentage of our total revenue was 20% for the three months ended September 30, 2024, compared to 16% for the same period of 2023. The increase in revenue was primarily due to the decrease of the hotel room rates for attracting more customers.

Runcangsheng

Sales revenues generated from manufacture and sales by Runucangsheng were $376,511 for the three months ended September 30, 2024, compared with $415,342 for the same period of 2023, representing a decrease of $38,831 or 9%. Runcangsheng’s revenue as a percentage of our total revenue was 40% for the three months ended September 30, 2024, compared to 39% for the same period of 2023. The decrease in revenue was mainly due to the overall economic downturn in China as marketing and promotion became more challenging compared to last year.

Operating Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $355,740 for the three months ended September 30, 2024, compared to $509,723 for the same period of 2023, a decrease of $153,983 or 30%. The decrease in cost of goods sold was attributable to the decrease in Runcangsheng’s business, decreased direct sales and decrease in pharmacy revenues.

Direct sales

The cost of goods sold for our direct sales was $499 for the three months ended September 30, 2024, compared with $67,709 for the same period of 2023, representing a decrease of $67,210 or 99%. The cost of goods sold for our direct sales as a percentage of direct sales revenue was 0% for the three months ended September 30, 2024, compared to 32% for the same period of 2023. The decrease in cost of goods sold was primarily driven by decreased sales and the elimination in 2024 of a commission program for our sales personnel.

Pharmacy

The cost of goods sold at our pharmacies was $70,739 for the three months ended September 30, 2024, compared with $126,459 for the same period of 2023, representing a decrease of $55,720 or 44%. The cost of goods sold at our pharmacies as a percentage of pharmacy product sales was 27% for the three months ended September 30, 2024, compared to 46% for the same period of 2023. The decrease in cost of goods sold was mainly due to our coordination of activities at our pharmacies, such as the implementation of bulk inventory purchasing which reduced our purchasing costs; and cost reduction measures undertaken in September 2023, including reviewing our list of vendors and replacing those vendors with higher cost products.

Runcangsheng

The cost of goods sold for Runcangsheng was $284,502 for the three months ended September 30, 2024, compared with $315,555 for the same period of 2023, representing a decrease of $31,053 or 10%. The cost of goods sold as a percentage of sales by Runcangsheng was 76% for the three months ended September 30, 2024, compared to 76% for the same period of 2023. The primary reason for the decrease in cost of goods sold was the decrease of sales.

Hotel Operating Costs

Hotel operating costs were $360,803 and $447,419 for the three months ended September 30, 2024 and 2023, respectively, representing a decrease of $86,616 or 19%. For the three months ended September 30, 2024, our hotel cost decreased compared to the same period in 2023 due to decreased payroll cost.

Operating Expenses

Operating expenses were $822,446 for the three months ended September 30, 2024, compared to $845,032 for the same period of 2023, a decrease of $22,586 or 3%. The decrease in operating expenses was mainly due to the decreased operating expenses at our direct sales sector and pharmacies sectors, which was partly offset increase in operating expenses reported by our hotel and Runcangsheng sectors.

Loss from Operations

Loss from operations was $602,583 in the three months ended September 30, 2024, compared to $735,255 in the same period of 2023, a decrease of $136,672 or 18%. The decrease in our loss from operations for the third quarter of 2024 was primarily due to the decrease in the loss in our hotel segment of approximately $104,552, the decrease in the loss in our direct sales of approximately $8,849 and increased profits attribute in our pharmacy revenue by $59,134, which is partially offset by increased loss from Runcangsheng segment by $39,863.

Non-operating Income

Non-operating income was $56,398 for the three months ended September 30, 2024, compared to $297,614 for the three months ended September 30, 2023. For the three months ended September 30, 2024, we had interest income of $214 and other income of $56,712, partly offset by other expenses of $528. For the three months ended September 30, 2023, we had interest income of $135 and other income $297,614, partly offset by other expenses of $135.

Income Tax Expense

Income tax expense was $1 and $515 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $514 or 100% for the three months ended September 30, 2024 compared with the same period of 2023.

Net Loss

Our net loss for the three months ended September 30, 2024 was $546,186, compared to a net loss of $438,156 for the same period of 2023, an increase of $108,030 or 25%. The increase in our net loss was mainly due to decreased sales and decreased other income, which was partly offset by decreased operating cost and expenses as explained above.

Nine Months ended September 30, 2024 and 2023

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Nine Months Ended September 30,
	2024		2023
	$	% of Revenue	$	% of Revenue
Revenue	$3,120,615	100%	$3,297,689	100%
Operating costs and expenses	4,613,269	148%	4,689,682	142%
Loss from operations	(1,492,654)	(48)%	(1,391,993)	(42)%
Non-operating income, net	166,612	5%	332,386	10%
Loss before income tax	(1,326,042)	(42)%	(1,059,607)	(32)%
Income tax expense	527	-%	5,879	0.2%
Net loss	$(1,326,569)	(43)%	$(1,065,486)	(32)%

The following table shows the Company’s operations by business segment for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30,
	2024	2023
Net revenue
Direct Sales	$625,132	$1,064,668
Pharmacy	764,495	802,118
Hotel	465,423	892,409
Manufacture and sale	1,265,565	538,494
Total revenues, net	$3,120,615	$3,297,689

Operating costs and expenses
Direct Sales
Cost of goods sold	$47,240	$367,237
Operating expenses	1,163,018	1,249,461
Pharmacy
Cost of goods sold	222,832	446,967
Operating expenses	323,904	361,200
Hotel
Hotel operating costs	1,185,992	1,387,993
Operating expenses	222,029	106,219
Manufacture and sale
Cost of goods sold	893,568	322,207
Operating expenses	554,686	448,398
Total operating costs and expenses	$4,613,269	$4,689,682

Income (loss) from operations
Direct Sales	$(585,126)	$(552,030)
Pharmacy	217,759	(6,049)
Hotel	(942,598)	(601,803)
Manufacture and sale	(182,689)	(232,111)
Loss from operations	$(1,492,654)	$(1,391,993)

Revenue

Revenue was $3,120,615 in the nine months ended September 30, 2024, compared to $3,297,689 in the same period of 2023, a decrease of $177,074 or 5%. The decrease in revenue was mainly due to decreases in direct sales of our nutritional products and pharmacy sales, and a decrease in our hotel segment, which was partly offset by an increase in revenues from Runcangsheng. For the nine months ended September 30, 2024, we had $2,655,192 in product revenues (of which $625,132 were from direct sales, $764,495 were from sales at our pharmacies and $1,265,565 from sales by Runcangsheng) and hotel revenue of $465,423. For the nine months ended September 30, 2023, we had $2,405,280 in product revenues (of which $1,064,668 were from direct sales, $802,118 were from sales at our pharmacies and $538,494 from sales by Runcangsheng) and hotel revenue of $892,409.

Direct Sales

Our direct sales revenue was $625,132 for the nine months ended September 30, 2024, compared with $1,064,668 in the same period of 2023, representing a decrease of $439,536 or 41%. Our direct sales revenue as a percentage of our total revenue was 20% for the nine months ended September 30, 2024, compared to 32% for the same period of 2023. The decrease in revenue was mainly due to the economic downturn as marketing and promotional activities become more challenging compared to last year. Additionally, due to reduced supplies of certain popular products, we had to adjust our product mix in 2024.

Pharmacy

Our pharmacy revenue was $764,495 for the nine months ended September 30, 2024, compared with $802,118 in the same period of 2023, representing a decrease of $37,623 or 5%. Our pharmacy revenue as a percentage of our total revenue was 24% for the nine months ended September 30, 2024, compared to 24% for the same period of 2023. The decrease in revenue was mainly due to the economic downturn as marketing and promotional activities did not generate anticipated revenues.

Hotel

Our hotel revenue was $465,423 for the nine months ended September 30, 2024, compared with $892,409 for the same period of 2023, representing a decrease of $426,986 or 48%. Our hotel revenue as a percentage of our total revenue was 15% for the nine months ended September 30, 2024, compared to 27% for the same period of 2023. The decrease in revenue was primarily due to the Company relocating its hotel and the need to complete leasehold improvements before opening at our new location.

Runcangsheng

Our manufacture and sales revenues at Runcangsheng were $1,265,565 for the nine months ended September 30, 2024, compared with $538,494 for the same period of 2023, representing an increase of $727,071 or 135%. Runcangsheng’s revenue as a percentage of our total revenue was 41% for the nine months ended September 30, 2024, compared to 16% for the same period of 2023. The increase in Runcangsheng’s sales was mainly driven by participation in more shows, which raised our visibility and consequently boosted sales; and attendance by more vendors, corporate and individual major customers to our internal shows, which expanded our sales channels, and the addition of new salespeople and increased consumer demand for Chinese herbal products during the Chinese New Year.

Operating Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $1,163,640 for the nine months ended September 30, 2024, compared to $1,136,411 for the same period of 2023, an increase of $27,229 or 2%. The increase in cost of goods sold was attributable to the increase in Runcangsheng’s business which was partly offset by decreased sales from our direct sales and pharmacy segments.

Direct sales

The cost of goods sold for our direct sales was $47,240 for the nine months ended September 30, 2024, compared with $367,237 for the same period of 2023, representing a decrease of $319,997 or 87%. The cost of goods sold for our direct sales as a percentage of sales was 8% for the nine months ended September 30, 2024, compared to 34% for the same period of 2023. The decrease in cost of goods sold was primarily driven by the decrease of sales and the elimination in 2024 of a commission program for our sales personnel.

Pharmacy

The cost of goods sold at our pharmacies was $222,832 for the nine months ended September 30, 2024, compared with $446,967 for the same period of 2023, representing a decrease of $224,135 or 50%. The cost of goods sold at our pharmacies as a percentage of pharmacy product sales was 29% for the nine months ended September 30, 2024, compared to 56% for the same period of 2023. The decrease in cost of goods sold was mainly due to our coordination of activities at our pharmacies, such as the implementation of bulk inventory purchasing which reduced our purchasing costs; and cost reduction measures undertaken in September 2023, including reviewing our list of vendors and replacing those vendors with higher cost products.

Runcangsheng

The cost of goods sold for Runcangsheng was $893,568 for the nine months ended September 30, 2024, compared with $322,207 for the same period of 2023, representing an increase of $571,361 or 177%. The cost of goods sold as a percentage of sales by Runcangsheng was 71% for the nine months ended September 30, 2024, compared to 60% for the same period of 2023. The primary reason for the increase in cost of goods sold was the significant increase of sales.

Hotel Operating Costs

Hotel operating costs were $1,185,992 and $1,387,993 for the nine months ended 30, 2024 and 2023, respectively, representing a decrease of $202,001 or 15%. For the nine months ended September 30, 2024, our hotel revenue significantly decreased compared to the same period in 2023. However, due to the fixed operating costs, our overall expenses did not decrease substantially.

Operating Expenses

Operating expenses were $2,263,637 for the nine months ended September 30, 2024, compared to $2,165,278 for the same period of 2023, an increase of $98,359 or 5%. The increase in operating expenses was mainly due to the increase in operating expenses reported by our hotel and Runcangsheng segments, which was partly offset by decreased operating expenses at our pharmacy and direct sales segments.

Loss from Operations

Loss from operations was $1,492,654 in the nine months ended September 30, 2024, compared to $1,391,993 in the same period of 2023, an increase of $100,661 or 7%. The increase in our loss from operations for the nine months ended September 30, 2024 was primarily due to the increase in the loss in our hotel segment of approximately $340,795, partially offset by decreased loss in Runcangsheng, direct sales and pharmacy segments.

Non-operating Income

Non-operating income was $166,612 for the nine months ended September 30, 2024, compared to $332,386 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, we had interest income of $525 and other income of $170,900 mainly government grant income of $134,069, partly offset by other expenses of $4,813. For the nine months ended September 30, 2023, we had interest income of $692 and other income $336,716, partly offset by other expenses of $5,022.

Income Tax Expense

Income tax expense was $527 and $5,879 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $5,352 or 91% for the nine months ended September 30, 2024 compared with the same period of 2023.

Net Loss

Our net loss for the nine months ended September 30, 2024 was $1,326,569, compared to a net loss of $1,065,486 for the same period of 2023, an increase of $261,083 or 25%. The increase in our net loss was mainly due to decreased sales and decreased other income, and our hotel where the operating loss increased by nearly $340,795 due to the Company relocating its hotel to a new location and additional costs and expenses incurred for hotel improvement and renovation before opening to the public.

Liquidity and Capital Resources

During the nine months ended September 30, 2024, we used $548,130 in operations. As of September 30, 2024, cash and cash equivalents were $568,318, compared to $443,758 (excluding $23,208 of restricted cash) as of December 31, 2023. At September 30, 2024, we had a working capital deficit of $4,885,121 compared to $4,467,006 at December 31, 2023.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2024 and 2023, respectively.

	September 30, 2024	September 30, 2023
Net cash used in operating activities	$(548,130)	$(219,874)
Net cash used in investing activities	$(247,699)	$(218,556)
Net cash provided by financing activities	$889,295	$347,449

Net cash used in operating activities

For the nine months ended September 30, 2024, net cash used in operating activities was $548,130. This reflects our net loss of $1,326,569, adjusted by non-cash related expenses including depreciation and amortization expense of $298,789, a bad debt expense of $8,140, an inventory reversal of $3,523, operating lease expenses of $439,723, loss on disposal of fixed assets of $1,145, government grant income of $124,177 and stock-based compensation of $278,655, and then decreased by changes in working capital of $120,313. The cash outflow from changes in working capital mainly resulted from increases in other receivables and prepaid expenses of $54,053, an increase in related party receivables of $169,443, an increase in prepaid expenses to related party of $99,197, an increase in inventory of $71,359, an increase in accounts receivable of $32,283, and payments of lease liabilities of $607,312, partly offset by cash inflows from advances to suppliers of $116,119, cash inflows from security deposit of $83,152, cash inflows from accrued liabilities and other payables of $214,480, cash inflows from taxes payable of $59,984, cash inflows from accounts payable (net of accounts payable to related parties) of $233,747, and cash inflows from unearned revenue of $205,852.

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

Net cash used in investing activities

For the nine months ended September 30, 2024 and 2023, net cash used in investing activities was $247,699 and $218,556, respectively. For the nine months ended September 30, 2024, net cash used in investing activities including $245,009 for the purchase of fixed assets, a $2,778 purchase of an intangible asset which was partly offset by cash received on disposal of fixed assets of $88. For the nine months ended September 30, 2023, net cash used in investing activities was $218,556 included $212,607 for the purchase of fixed assets, $2,608 for the purchase of intangible assets, and $3,341 cash disposed of at the termination of a non-operating subsidiary.

Net cash provided by financing activities

For the nine months ended September 30, 2024, net cash provided by financing activities was the result of proceeds from advances from related parties of $765,118 and proceeds from a government grant of $124,177. For the nine months ended September 30, 2023, net cash provided by financing activities were the result of capital contributions of $142,200 and proceeds from government grant of $284,321, partly offset by payments made against advances from related parties of $79,072.

We generated a $1,326,569 loss for the nine months ended September 30, 2024. It is likely that Runcangsheng will require additional capital to achieve its short-term operational goals and long-range business plans. Further, we may need additional capital to maintain our other businesses. We may also have to raise additional financing as our working capital requirements are expected to increase in line with the growth of our business. In the past we have funded our operations through proceeds from private placements of equity and advances from our principal shareholder. Should we require capital to fund our business, we intend to finance our business by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders and could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Accounts Receivable

We maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2024 and December 31, 2023, the bad debt allowance was $89,935 and $80,640, respectively.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act as of September 30, 2024, was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at September 30, 2024, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

AIXIN LIFE INTERNATIONAL, INC.

Dated: December 27, 2024	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

