Form 10-K
period 2024-12-31
AiXin Life International, Inc.
filed 2025-05-07
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

or

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to_______

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

Commission File Number: 000-17284

AIXIN LIFE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1085935
(State or Other Jurisdiction	IRS Employer
of Incorporation)	Identification Number

Hongxing International Business Building 2, 14th FL, No. 69 Qingyun South Ave., Jinjiang District

Chengdu City, Sichuan Province, 610021 China

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

As of June 30, 2024, the aggregate market value of our common stock held by non-affiliates was $5,654,766 based on 16,419,012 shares of outstanding common stock held by non-affiliates, and a price of $0.659 per share, which was the last reported sale price of our common stock on OTCQB on that date.

As of May 5, 2025, we had outstanding 24,999,834 shares of common stock.

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

REVERSE STOCK SPLIT

On February 17, 2023, we effected a 1-for-2 reverse split of our shares of common stock reducing the number of shares of our outstanding common stock from 49,999,891 to 24,999,834. Except as otherwise indicated, all share and per share numbers contained herein including those set forth in the financial statements beginning on page F-1, have been adjusted to give effect to the 1-for-2 reverse stock split.

PART I

Item 1	Business.

Overview

As used in this report, unless the context requires otherwise, all references to “AiXin Colorado” refer to AiXin Life International, Inc., a Colorado holding company, and references to “Aixin Life,” we,” “us,” “our,” the “Registrant,” the “Company” or “our Company” are to AiXin Colorado and its subsidiaries*.

We are a Colorado holding company and conduct substantially all of our operations through our operating companies established in the People’s Republic of China, or the PRC. Our focus is on providing health and wellness products to the growing middle class in China. We currently develop, manufacture, market and sell premium-quality healthcare, nutritional products and wellness supplements, including herbs and greens, traditional Chinese remedies, functional products, such as weight management products, probiotics, foods and drinks. We offer our products and those of clients for which we provide marketing services, through a diversified, omni-channel business model which generates revenues through retail and wholesale product sales, through company-owned pharmacies, direct marketing and online activities.

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

In September 2021 we completed the acquisition of nine pharmacies located in Chengdu. We currently operate pharmacies at eight locations. We utilize these pharmacies to distribute our health and wellness products and serve as learning centers for our clients along with their traditional business. We intend to seek to continue to expand our chain of pharmacies and to use these outlets as part of our overall marketing strategy. As part of our marketing efforts, we will educate the employees at our pharmacies as to the benefits of our health and wellness products so they can closely work with our clients.

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

On February 6, 2024, we entered into a lease with respect to a hotel located in Bandzhuyuan Town, Xindu District, Chengdu City. The term of the lease commenced February 29, 2024 and expires April 15, 2034. The lease grants us the right to occupy various areas within the hotel, covering approximately 18,000 square meters, including the first-floor lobby, external shops (subject to the rights of the current occupants), the second and third floors, portions of the fourth floor including the restaurant and tea shop, and the fifth through eighteenth floors comprised mainly of guest rooms, underground and ground-level parking lots, and all hotel facilities and equipment. Effective March 31, 2024, we terminated the lease for the hotel located in Jinniu District, Chengdu which we acquired in July 2021.

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

* Our “Chinese Operating Companies” are Chengdu AiXinZhonghong Biological Technology Co., Ltd, (“AiXinZhonghong”), Chengdu AiXin Shangyan Hotel Management Co. Ltd. (“AiXin Hotel”), Chengdu Aixintang Tang Hai Chuan Hai Chuan Da Pharmacy Co., Ltd (which together with certain affiliated entities is referred to as “Chengdu Aixintang Pharmacies”), and Yunnan Runcangsheng Technology Co., Ltd. (“Runcangsheng).” The Chinese Operating Companies are wholly owned through an intermediary company established in Hong Kong named HK AiXin International Group Co., Limited (“AiXin HK” and collectively with our Chinese Operating Companies our “PRC Subsidiaries”), which is owned by an intermediary company AiXin (BVI) International Group, Ltd., (“AiXin BVI”) established in the British Virgin Islands. We are not a Chinese operating company. We are a holding company and do not directly own any substantive business operations in China. Therefore, you will not directly hold any equity interests in our Chinese Subsidiaries Companies, AiXin BVI or AiXin HK.

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

A differentiated customer experience. One of the key differentiators to our marketing strategy is the continued development of well-trained team members that work closely with customers. We will provide our team members with training and education focused on the benefits of a healthy lifestyle, the advantages of our products and solution-based selling. We will also maintain and make available to our team members databases of our customers’ purchasing patterns. With their knowledge of the available products our team members can engage customers in conversation, access the customer’s purchasing history through our database, share product information and testimonials and recommend solutions and help customers add complimentary products and build wellness regimens. We operate in a highly personalized, aspirational sector and believe that health food and nutritional supplement consumer often desires and seeks out product expertise and knowledgeable customer service.

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

Products

Our pharmacies offer a wide variety of personal healthcare products and traditional Chinese remedies in addition to our health and wellness products. They began to carry the products developed by Yunnan Runcanscheng prior to completion of that acquisition. The primary products currently distributed by us, including those of Yunnan Runcangsheng, include rhino king, colostrum powder derived from goat’s milk, tong li ke, ganmaoling granules, amoxicillin capsules, loratadine tablets, and fuyang granules.

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

Manufacturing

As a result of the acquisition of Yunnan Runcangsheng, we now have a 13,000 square meter manufacturing center inclusive of office space, R&D centers, extraction workshops, preparation workshops, traditional Chinese medicine decoction pieces workshops and storage areas. The activities include research and development, extraction and intensive processing of traditional Chinese medicines and processing to incorporate active ingredients into tablets, capsules, granules and pills according to market demand and product attributes. The facility was designed and constructed and is operated in compliance with applicable national health food and pharmaceutical standards (GMP) and has achieved ISO quality system certification and HACCP food safety system certification.

Raw Materials

The raw materials used in products we manufacture are generally readily available, subject to fluctuations in price due to supply and demand issues. We do not look to enter into long term contracts with any of our suppliers as the materials we need shifts as demand for our products changes.

Intellectual Property

We believe that we need to develop well recognized brand names and, when possible, obtain patents covering products we develop, their formulae or the processes by which they are manufactured. Runcangsheng has received patents on certain manufacturing processes and has used multiple brand names for its products. Given the early stage of Runcangsheng’s development and the limited historical operations of AiXinZhonghong, our products and brand names have yet to achieve the widespread recognition we envision. See, “Item 1A. Risk Factors – Risks Associated with Our Company - Our ability to adequately protect our trade names, trademarks and patents could have an impact on our brand images and ability to penetrate new markets.”

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

Employees

As of April 1, 2025, we had approximately 120 employees allocated amongst the functions set forth below.

Function	Number of employees
Administration	33
Finance	13
Manufacturing	14
Marketing	52
R&D	8

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

Any of these factors could increase our costs or limit or reduce the prices we are able to charge hotel customers for hospitality products and services or otherwise affect our ability to maintain our hotel. As a result, any of these factors can reduce our revenues and limit opportunities for growth.

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

We will invest significant resources to promote our brand names to obtain favorable public recognition for us and our products. If we do not achieve the reputation we envision, we may not be able to attract and retain a significant customer base, which could in turn, adversely affect our revenues, profitability and the market price of our common stock.

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

In addition to the nutritional supplements we manufacture, we rely on third parties to supply us with additional nutritional supplements we sell. We do not know if our vendors sell the same products under different brands or provides their supplements to other parties under private label brands. In each of these instances, sales of the same product under different brands could cause us to lose revenues and adversely impact our abilities to market our products. While we believe we could locate replacement suppliers for all supplements we acquire from third parties, it would likely take time to engage replacement suppliers which could adversely impact our revenues and there are no assurances our costs would not increase to a level which makes the product unattractive to our customers.

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

The occurrence of one or more natural disasters, such as hurricanes, fires, floods and earthquakes (whether or not caused by climate change), unusually adverse weather conditions, pandemic outbreaks or terrorist acts in China and the response of the Chinese government to such occurrences, could adversely affect our operations and financial performance. To the extent these events result in the closure of one or more of our pharmacies, manufacturing facility or our corporate headquarters, or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected through lost sales. Such events could also cause a disruption in travel making it difficult for consumers to order our products. In addition, these events could result in increases in fuel (or other energy) prices or a fuel shortage, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some suppliers, the temporary disruption in the transport of goods, the temporary reduction in the availability of products in our stores, expiration of inventory and disruption to our information systems.

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

Cyber attacks could have a disruptive effect on our business.

From time to time we and our third-party service providers experience cyber attacks, attempted and actual breaches of our or their information technology systems and networks or similar events, which could result in a loss of sensitive business or customer information, systems interruption or the disruption of our operations. The techniques that are used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time, we are accordingly unable to anticipate and prevent all data security incidents.

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

Our business and our ability to raise capital may be materially adversely affected by global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and recent actions undertaken by the United States, such as the imposition of tariffs and the response of China and other nations thereto.

Global markets are experiencing volatility and disruption as a result of the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and recent actions undertaken by the United States, such as the imposition of tariffs and the response of China and other nations thereto. The invasion of Ukraine by Russia, the Israel-Hamas conflict, recent actions undertaken and threatened by the United States and the resulting measures that have been taken, and could be taken in the future, by China, NATO, the United States, the United Kingdom, the European Union, Israel and other countries have created global security concerns that could have a lasting impact on regional and global economies and financial markets. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from such actions, could adversely affect our business or disrupt the capital markets, impacting our ability to raise capital. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our business may be materially adversely affected.

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

We endeavor to provide high quality service to our clients at the best possible price however, competitors might steal some of our market share by offering lower prices, causing us to lose some of our clients which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Should Mr. Lin fail to obtain conclusive written evidence from the local authorities stating that the criminal investigation against him has been terminated, he may be forced to resign from his positions in the Company.

In October 2023, a number of individuals accused Quanzhong Lin, our Chairman and Chief Executive Officer, acting through Sichuan Aixin Investment Co., Ltd. and Chengdu Aixin E-commerce Co., Ltd., entities controlled by Mr. Lin, of raising funds illegally. Mr. Lin has been orally advised that the investigation against him has been terminated and that no charges will be filed against him. Nevertheless, if Mr. Lin is unable to obtain conclusive written evidence from the local authorities stating that the criminal investigation against him has been terminated and that no charges will be brought against him, he may be forced to resign from his positions in the Company.

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

The HFCAA was enacted on December 18, 2020. The HFCAA, as amended by the Accelerating Holding Foreign Companies Accountable Act, states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for two consecutive years beginning in 2021, the SEC shall prohibit the securities of such company from being traded on a national securities exchange or in the over the counter trading market in the U.S.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong. On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol, or the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the Protocol, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. Notwithstanding the foregoing, if the PCAOB is not able to inspect and investigate completely our auditor’s work papers in China, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA and Nasdaq may determine to delist our securities if the PCAOB determines that it cannot inspect or investigate completely our auditor under the HFCAA.

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

Our auditor, YCM CPA INC. (“YCM CPA”), an independent public accounting firm registered with the PCAOB, and an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is based in the United States and has been inspected by the PCAOB on a regular basis, with the last inspection in 2023. Our auditor is not headquartered in mainland China or Hong Kong and was not identified as a firm subject to the determinations announced by the PCAOB on December 16, 2021. Nevertheless, should the PCAOB be unable to fully conduct inspection of our auditor’s work papers in China, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and our securities. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, if our securities were then traded on an exchange, that exchange may determine to delist our securities.

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

As advised by our PRC Counsel, Article 177 is only applicable where the activities of overseas authorities constitute a direct investigation or evidence collection by such authorities within the territory of the PRC. Our principal business operation is conducted in the PRC. In the event that the U.S. securities regulatory agencies carry out an investigation on us such as an enforcement action by the Department of Justice, the SEC or other authorities, such agencies’ activities will constitute conducting an investigation or collecting evidence directly within the territory of the PRC and accordingly fall within the scope of Article 177. In that case, the U.S. securities regulatory agencies may have to consider establishing cross-border cooperation with the securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or establishing a regulatory cooperation mechanism with the securities regulatory authority of the PRC. However, there is no assurance that the U.S. securities regulatory agencies will succeed in establishing such cross-border cooperation in this particular case and/or establish such cooperation in a timely manner.

Furthermore, as the date of this prospectus, there have not been implementing rules or regulations regarding the application of Article 177, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from the Nasdaq Capital Market or other applicable trading market within the US.

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

We require additional financing and our operations could be curtailed if we are unable to obtain required additional financing when needed.

We need to obtain additional debt or equity financing to fund the immediate development of Yunnan Runcangsheng and future capital expenditures. While we do not anticipate seeking additional financing in the immediate future, any the issuance of additional equity securities may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

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

On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments) (the “Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Measures”). The Administrative Provisions and Measures lay out the filing regulation arrangement for both direct and indirect overseas listing and clarify the determination criteria for indirect overseas listing in overseas markets. The Administrative Provisions and Measures, if enacted, may subject us to additional compliance requirements in the future. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer our common stock, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our financial condition and results of operations and cause our common stock shares to significantly decline in value or become worthless.

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

We are a Colorado holding company which conducts our operations in China through wholly owned subsidiaries with direct equity ownership and most of our assets are and will be located outside the United States. Almost all of our operations will be conducted in China. In addition, nearly all of our officers and directors, including Quanzhong Lin, Huiliang Jiao and Xiaowen Tianfeng Zheng are PRC nationals and residents of China and all of their assets are located outside the United States. In addition, Yao-Te Wang is a resident of Taiwan and resides in Taiwan. Christopher Lee, our remaining director, resides outside of the United States for a significant portion of time. As a result, it may be difficult for you to effect service of process upon us or our directors and officers inside China or to bring actions against us or our management in China.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. For instance, in August 2015, the People’s Bank of China, or PBOC, changed the way it calculates the mid-point price of Renminbi against the U.S. dollar, requiring the market-makers who submit for reference rates to consider the previous day’s closing spot rate, foreign-exchange demand and supply as well as changes in major currency rates. It is difficult to predict how market forces or PRC or U.S. government policy, including the imposition of tariffs, any interest rate increases or decreases by the Federal Reserve or the PRC equivalent, may impact the exchange rate between the Renminbi and the U.S. dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, including from the U.S. government, which has threatened to label China as a “currency manipulator,” which could result in greater fluctuation of the Renminbi against the U.S. dollar.

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

The PRC’s economy is in a transition from a planned economy to a market-oriented economy subject to five-year and annual plans adopted by the central government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. Changes in policies, regulations, rules and the enforcement of laws by the PRC government, which changes may be quick with little advance notice, could adversely affect our interests by. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social environment.

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

There is a limited public market for our common stock in the OTCQB. On many days during the years ended December 31, 2023, and 2024 and to date in 2025, no shares were traded. We cannot assure you that an active public market for our common stock will develop or that you will be able to resell our shares at or above the price you paid or at all.

The market price of our shares is likely to be highly volatile, which could result in substantial losses to investors.

The trading price of our common stock may be volatile and could fluctuate widely due to factors beyond our control. The trading price for our common stock varied during the twelve-month period ended December 31, 2024, between a high of $1.07  and a low of $0.016. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations. This may happen because of the broad market and industry factors, like the performance and fluctuation of the market prices of other companies with business operations located mainly in China that have securities publicly traded in the United States. The securities of some companies with operations in China and securities publicly traded in the United States have experienced significant volatility, including price declines in connection with their initial public offerings. The trading performance of these Chinese companies’ securities after their offerings may affect the attitudes of investors toward Chinese companies publicly traded in the United States, including those of investors based in China, in general and consequently may impact the trading performance of our common stock, regardless of our actual operating performance. Such volatility in the price of our common stock including any stock-run up, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

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

Military or other conflicts in Ukraine, the Middle East or elsewhere and increased geopolitical tensions may lead to increased volume and price volatility for publicly traded securities which could adversely impact the price of our common stock.

Military or other conflicts in Ukraine, the Middle East or elsewhere and increased geopolitical tensions may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of companies, and lead to national, regional or international economic disruptions and economic uncertainty, any of which could adversely impact the price of our common stock.

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

All of our pharmacies operate at locations leased from a third party pursuant to a short term lease at a market rate rent. In addition to the pharmacies, we maintain our administrative offices in leased remises in Chengdu.

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

The term of our lease with respect to our hotel located in Bandzhuyuan Town, Xindu District, Chengdu City, commenced February 29, 2024 and expires April 15, 2034. The lease grants us the right to occupy various areas within the hotel, covering approximately 18,000 square meters, including the first-floor lobby, external shops (subject to the rights of the current occupants), second to fourth floors, fifth to eighteenth floors (inclusive of meeting rooms and part of the dining rooms), underground and ground-level parking lots, and all hotel facilities and equipment.

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

In October, 2023, a number of individuals accused Mr. Lin, acting through Sichuan Aixin Investment Co., Ltd. and Chengdu Aixin E-commerce Co., Ltd., entities controlled by Mr. Lin, of raising funds illegally. These individuals had deposited money for healthcare products with Sichuan Aixin Investment Co., Ltd. and Chengdu Aixin E-commerce Co., Ltd. At the urging of the claimants, the Chengdu Public Security Bureau Jinjiang District Branch initiated a criminal investigation into the matter and charges were lodged against Mr. Lin and Chengdu Aixin Zhonghong Biological Technology Co., Ltd. The products purchased by the claimants which were the subject of the claim were to have been provided by Sichuan Aixin Investment Co., Ltd. and Chengdu Aixin E-commerce Co., Ltd. Neither Aixin Life International, Inc nor any of its subsidiaries were involved in the transactions and none of the proceeds were received by Aixin Life International, Inc. or any of its subsidiaries.

All of the claims were resolved in 2024 when Mr. Lin and Aixin Zhonghong Biological Technology Co., Ltd. entered into a settlement agreement with all the claimants. All amounts to be paid pursuant to the Settlement Agreement were advanced by Mr. Lin and the claimants have applied to Chengdu Public Security Bureau Jinjiang District Branch to withdraw their claims and terminate the criminal actions against Mr. Lin and Aixin Zhonghong Biological Technology Co., Ltd. Chengdu Public Security Bureau Jinjiang District Branch has determined to withdraw the actions and relevant withdrawal procedures are in process. We do not anticipate that we will incur any material expense as a result of the claims brought against Mr. Lin. We have been advised by counsel in the PRC that until Mr. Lin receives written confirmation that the claims have been withdrawn, we are unlikely to be able to raise funds in an offering which requires the approval of the CSRC.

The Company believes that current pending litigation will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. As noted above, however, until Chengdu Public Security Bureau Jinjiang District Branch confirms in writing that it has withdrawn the actions brought against Mr. Lin our ability to raise capital may be impaired.

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

Year ended December 31, 2023	Low	High
First Quarter	$1.60	$6.86
Second Quarter	1.17	11.01
Third Quarter	2.25	4.50
Fourth Quarter	1.00	2.25

Year ended December 31, 2024	Low	High
First Quarter	$0.27	$1.02
Second Quarter	0.22	0.67
Third Quarter	0.27	0.66
Fourth Quarter	0.02	0.55k

Holders

As of April 25, 2025, there were approximately 650 record holders of our common stock.

Issuer Purchases of Equity Securities

None.

Transfer Agent

The transfer agent for the common stock is Securities Transfer Corporation. The transfer agent’s address is 2901 N. Dallas Parkway, Suite 380, Plano Texas 75093, and its telephone number is +1 (469) 633-0101.

Dividend Policy

No cash dividends were paid on our shares of common stock since we acquired AiXin BVI. Payment of dividends in the future will depend upon our earnings, growth, capital requirements, and other factors, which our board of directors may deem relevant. We do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

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

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2024.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options under equity compensation plans	(c) Number of securities remaining available for future issuance under equity Compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders	None	—	331,250

Equity compensation plans not approved by security holders	None	—	None

Total	None	—	331,250

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

Recent Sales of Unregistered Equity Securities

During the fourth quarter of 2024, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

In addition to our acquisitions in the health and nutritional sector, in July 2021, we completed the acquisition of a hotel located in the Jinniu District, Chengdu City, by acquiring the entity which operated the hotel. Effective March 31, 2024, we terminated our lease for this hotel. In the termination agreement we and the landlord agreed to release each other from any claims and the landlord agreed to return the security deposit.

On February 6, 2024, we entered into a lease with respect to a hotel located in Bandzhuyuan Town, Xindu District, Chengdu City. The term of the lease commenced February 29, 2024 and expires April 15, 2034. The Lease grants us the right to occupy various areas within the hotel, covering approximately 18,000 square meters, including the first-floor lobby, external shops (subject to the rights of the current occupants), the second and third floors, portions of the fourth floor including the restaurant and tea shop, and the fifth through eighteenth floors comprised mainly of guest rooms, underground and ground-level parking lots, and all hotel facilities and equipment. References to hotel revenues and operating costs below are with respect to the hotel we previously occupied in the Jinniu District of Chengdu.

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

We incurred a net loss of $2,768,341  and net cash outflow from operating activities of $1,628,834 for the year ended December 31, 2024, and has a working capital deficit of $6,021,163 as of December 31, 2024. These facts and conditions raise substantial doubt about our ability to continue as a going concern. From January 1, 2024 through December 31, 2024, our cash and cash equivalents decreased from $443,758 to $62,310 mainly due to an increase in cash outflow from operating activities.

We believe that we have developed a liquidity plan, summarized below, that, if executed successfully, should provide sufficient liquidity to meet our obligations as they become due for a reasonable period of time, and allow the development of our core business. The plan includes:

● Gaining positive cash-inflow from operating activities through continuous cost reductions and the sales of higher margin products.

● Raising cash through loans from related parties and potential equity offerings.

While the our management believes that the measures in liquidity plan including those described above will be adequate to satisfy its liquidity requirements for the twelve months after the date of the financial statements contained in this Report are issued, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. The consolidated financial statements included in this Report do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Years ended December 31, 2024 and 2023

The following table sets forth the results of our operations for the years indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Years Ended December 31,
	2024		2023
	$	% of Revenue	$	% of Revenue
Revenue	$3,824,301	100%	$4,089,799	100%
Operating costs and expenses	6,412,492	168%	6,588,606	161%
Loss from operations	(2,588,191)	(68)%	(2,498,807)	(61)%
Non-operating income (expense), net	(179,622)	(4.7)%	427,632	10%
Loss before income tax	(2,767,813)	(72)%	(2,071,175)	(51)%
Income tax expense	528	-%	19,519	0.5%
Net loss	$(2,768,341)	(72)%	$(2,090,694)	(51)%

The following table shows the Company’s operations by business segment for the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,
	2024	2023
Net revenue
Direct Sales	$504,097	$1,159,134
Pharmacy	822,958	937,655
Hotel	585,634	1,194,829
Manufacture and sale	1,911,612	798,181
Total revenues, net	$3,824,301	$4,089,799

Operating costs and expenses
Direct Sales
Cost of sales	$173,950	$393,862
Operating expenses	1,815,052	1,790,747
Pharmacy
Cost of sales	262,276	531,890
Operating expenses	366,707	455,906
Hotel
Hotel operating costs	1,447,599	1,811,065
Operating expenses	272,153	192,963
Manufacture and sale
Cost of sales	1,331,138	688,198
Operating expenses	743,617	723,975
Total operating costs and expenses	$6,412,492	$6,588,606

Income (loss) from operations
Direct Sales	$(1,484,905)	$(1,025,475)
Pharmacy	193,975	(50,141)
Hotel	(1,134,118)	(809,199)
Manufacture and sale	(163,144)	(613,992)
Loss from operations	$(2,588,191)	$(2,498,807)

Revenue

Revenue was $3,824,301 in the year ended December 31, 2024, compared to $4,089,799 in 2023, a decrease of $265,498 or 6%. The decrease in revenue was due to decreases in direct sales of our nutritional products and pharmacy sales, and a decrease in our hotel segment, which was partly offset by an increase in revenues from Runcangsheng. For the year ended December 31, 2024, we had $3,238,668 in product revenues a year over year increase of $343,698 from 2023 in which product revenues were $2,894,970. Of our product revenues in 2024, $504,097 were from direct sales, a year over year decrease of $655,037 or 57% from 2023, $822,958 were from sales at our pharmacies, a year over year decrease of $114,697 or 12% from 2023, and $1,911,612 from sales by Runcangsheng, a year over year increase of $1,113,432 or 139% from 2023. In 2024, we had hotel revenue of $585,634, a year over year decrease of $609,195 or 51% from 2023.

Direct Sales

Our direct sales revenue as a percentage of our total revenue was 13% for 2024, compared to 28% for 2023. The decrease in direct sales revenue was mainly due to the economic downturn as marketing and promotional activities become more challenging compared to last year. Additionally, due to reduced supplies of certain popular products, we had to adjust our product mix in 2024.

Pharmacy

Our pharmacy revenue as a percentage of our total revenue was 22% for 2024, compared to 23% for 2023. The decrease in revenue was mainly due to the economic downturn as marketing and promotional activities did not generate anticipated revenues.

Hotel

Our hotel revenue as a percentage of our total revenue was 15% for 2024, compared to 29% for 2023. The decrease in revenue was primarily due to the downtime as we relocating to our new hotel and the time needed to complete leasehold improvements before opening at our new location.

Runcangsheng

Runcangsheng’s revenue represented 50% of our revenues for 2024, compared to 20% for 2023. The increase in Runcangsheng’s sales was mainly driven by the addition of new salespeople and increased marketing activities, including participation in more tradeshows, which raised our visibility and consequently boosted sales; and attendance by more vendors, including corporate and significant sole propriators at our shows, which expanded our customer base.

Operating Costs and Expenses

Cost of Sales

Cost of sales was $1,767,364 for the year ended December 31, 2024, compared to $1,613,950 for 2023, an increase of $153,414 or 10%. The increase in cost of sales was attributable to the increase in product revenues at Runcangsheng partly offset by decreased sales from our direct sales and pharmacy segments.

Direct sales

The cost of sales for our direct sales was $173,950 for 2024, compared with $393,862 for 2023, representing a decrease of $219,912 or 56%. The cost of sales for direct sales as a percentage of sales was 35% for the year ended December 31, 2024, compared to 34% for 2023. The decrease in cost of sales was primarily driven by the decrease of sales.

Pharmacy

The cost of sales at our pharmacies was $262,276 for 2024, compared with $531,890 for 2023, representing a decrease of $269,614 or 51%. The cost of sales at our pharmacies as a percentage of pharmacy product sales was 32% for the year ended December 31, 2024, compared to 57% for the same period of 2023. The decrease in cost of sales was mainly due to our coordination of activities at our pharmacies, such as the implementation of bulk inventory purchasing which reduced our purchasing costs; and cost reduction measures undertaken in September 2023, including reviewing our list of vendors and replacing those vendors with higher cost products.

Runcangsheng

The cost of sales for Runcangsheng was $1,331,138 for 2024, compared with $688,198 for 2023, representing an increase of $642,940 or 93%. The cost of sales as a percentage of sales by Runcangsheng was 70% for 2024, compared to 86% for 2023. The primary reason for the increase in cost of sales was the significant increase of sales.

Hotel Operating Costs

Hotel operating costs were $1,447,599 and $1,811,065 for 2024 and 2023, respectively, representing a decrease of $363,466 or 20%. For 2024, our hotel revenue significantly decreased compared to 2023. However, due to the fixed operating costs, our overall expenses did not decrease substantially.

Operating Expenses

Operating expenses were $3,197,529 for 2024, compared to $3,163,591 for 2023, an increase of $33,938 or 1%. The increase in operating expenses was mainly due to the increase in R&D expenses of $125,430, an increase in professional fees by $157,811, and an increase in employee welfare by $6,635, which were partly offset by decreased rent expense of $138,191, decreased vehicle expense of $94,735 and decreased business entertainment expense of $22,701.

Loss from Operations

Loss from operations was $2,588,191 in the year ended December 31, 2024, compared to $2,498,807 in 2023, an increase of $89,384 or 4%. The increase in our loss from operations for 2024 was due to the increased in our hotel segment of approximately $324,919 and the increased in the loss in our direct sales segment of $459,430, partially offset by a decreased loss at Runcangsheng and the generation of an operating profit in pharmacy segment.

Non-operating Income (Loss)

Non-operating loss was $179,622 for the year ended December 31, 2024, compared to non-operating income of $427,632 for 2023. In 2024, we had interest expense of $76,613 and other expenses of $103,009. In 2023, we had interest income of $838 and other income $438,348, partly offset by other expenses of $11,554. For 2023, other income mainly consisted of a government grant of $369,857.

Income Tax Expense

Income tax expense was $528 and $19,519 for the years ended December 31, 2024 and 2023, respectively, a year over year decrease of $18,991 or 97%.

Net Loss

Our net loss for the year ended December 31, 2024 was $2,768,341, compared to a net loss of $2,090,694 for 2023, an increase of $677,647 or 32%. The increase in our net loss was mainly due to decreased sales and decreased other income, and the increase in our net loss attributable to our hotel where the operating loss increased by $324,919 due to down time incurred by moving to a new location and additional costs and expenses incurred for hotel improvements and renovations before opening.

Liquidity, Capital Resources

During the year ended December 31, 2024, we used $1,628,834 in operations. As of December 31, 2024, cash and cash equivalents were $62,310, compared to $443,758 (excluding $23,208 of restricted cash) as of December 31, 2023. At December 31, 2024, we had a working capital deficit of $6,021,163.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2024 and 2023, respectively.

	December 31, 2024	December 31, 2023
Net cash used in operating activities	$(1,628,834)	$(1,392,259)
Net cash used in investing activities	$(195,235)	$(302,838)
Net cash provided by financing activities	$1,426,442	$1,560,466

Net cash used in operating activities

For the year ended December 31, 2024, net cash used in operating activities was $1,628,834. This reflects our net loss of $2,768,341, adjusted by non-cash related expenses including depreciation and amortization expense of $321,282, a bad debt reversal of $22,415, an inventory impairment of $12,229, operating lease expenses of $542,675, a loss on disposal of fixed assets of $63,105, interest income of $24,867 and stock-based compensation of $301,127, and then decreased by a net change in working capital of $53,629. The cash outflow from changes in working capital items mainly resulted from an increase in accounts receivables from related parties of $431,703, an increase in inventory of $88,249, a decrease in unearned revenue of $40,971, and payments of lease liabilities of $403,837, partly offset by cash inflows from accounts receivable of $226,110, a reduction in from advances to suppliers of $112,748, a reduction in security deposits of $79,274, cash inflow from other receivables and prepaid expense of $38,729, increases in accrued liabilities and other payables of $28,304,an increase in taxes payable of $22,730, and an increase in accounts payable (including accounts payable to related parties) of $403,236.

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

Net cash used in investing activities

For the years ended December 31, 2024 and 2023, net cash used in investing activities was $195,235 and $302,838, respectively. For 2024, net cash used in investing activities included $241,661 for the purchase of fixed assets, a $2,779 purchase of an intangible asset which was partly offset by cash received on disposal of fixed assets of $24,338 and repayment of loans to third party of $24,867. For 2023, net cash used in investing activities was $302,838 including $295,487 for the purchase of fixed assets, $4,032 for the purchase of intangible assets, and $3,319 cash disposed of upon the termination of a non-operating subsidiary.

Net cash provided by financing activities

For the years ended December 31, 2024 and 2023, net cash used in financing activities was $1,426,442 and $1,560,466, respectively. For the year ended December 31, 2024, net cash provided by financing activities was the result of proceeds from advances from related parties of $2,347,095, which was partly offset by repayments of loans due related parties of $753,991 and repayment of a government grant of $166,662. For the year ended December 31, 2023, net cash provided by financing activities were the result of capital contributions of $142,200, proceeds from a government grant of $369,857, and proceeds from advances from related parties of $1,048,409.

Runcangsheng generated a $1,542,516 loss for the year ended December 31, 2024. It is likely that Runcangsheng will require additional capital to achieve its short-term operational goals and long-range business plans. Further, we may need additional capital to maintain our other businesses. We may also have to raise additional financing as our working capital requirements are expected to increase in line with the growth of our business. In the past we have funded our operations through proceeds from private placements of equity and advances from our principal shareholder. Should we require capital to fund our business, we intend to finance our business by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders and could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Our ability to obtain funds through the issuance of debt or equity is dependent upon the state of the financial markets at such time as we may seek to raise funds. The state of the capital market markets may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as pandemics, the war in the Ukraine, the conflict in Palestine, shifts in international alliances and actions by certain governments, such as the imposition of tariffs, and the responses of other governments thereto, increases in inflation and other risks detailed herein.

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

Contractual Obligations

We have no long-term fixed contractual obligations or commitments other than leases that are disclosed in the notes to our consolidated financial statements.

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

Basis of Presentation

The accompanying financial statements are prepared in conformity with US GAAP. The functional currency of AiXinZhongHong, Aixin Shangyan Hotel, Aixintang Pharmacies, Runcangsheng and the entities owned by each of them is the Chinese Renminbi (“RMB”). The accompanying financial statements are translated from RMB and presented in U.S. dollars (“USD”).

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

Accounts Receivable

We maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2024 and 2023, the bad debt allowance was $52,669 and $80,640, respectively.

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

On January 7, 2025, we were informed by KCCW Accountancy Corp. (“KCCW”) of its decision to resign from its position as the Company’s independent registered principal accounting firm, effective January 7, 2025. KCCW had been the Company’s independent registered principal accounting firm since November 19, 2019 and issued a report on the Company’s financial statements for the years ended December 31, 2023 and 2022, which did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles, except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

During the years ended December 31, 2023 and 2022 and the subsequent interim periods through January 7, 2025 (i) the Company has not had any disagreements with KCCW on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to KCCW’s satisfaction, would have caused it to make reference thereto in its reports on the Company’s financial statements for such periods, and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

Prior to its resignation from its position as the independent registered principal accounting firm of the Company, KCCW Certified Public Accountants (“KCCW”), advised the Company in writing of the need to restate the consolidated financial statements of the Company for the year ended December 31, 2021 (the “2021 Financial Statements”) to present the results of operations for the year ended December 31, 2021, as though the acquisitions of (i) Chengdu Aixin Shangyan Hotel Management Co., Ltd. and (ii) Chengdu Aixintang Pharmacy Co., Ltd. and certain affiliated entities, each of which operates a pharmacy (together, “Aixintang Pharmacies”) had occurred at the beginning of the period. In addition to the necessary adjustments to the 2021 Financial Statements, the comparative financial statements and financial information for prior years included in the 2021 Financial Statements needed to be restated to reflect the retroactive adjustment of the financial data of previously separate entities under common control that are combined. In addition, the Company needed to corrected the financial statement presentation of the capital contribution from a major shareholder during the year ended December 31, 2021.

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

At December 31, 2024, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2024, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and knowledge of the regulations of the Securities and Exchange Commission, and deficiencies in the design or operation of our internal control over financial reporting, including the lack of a fully automated accounting system and incomplete documentation of controls and procedures, that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

We submitted a plan to remediate certain of the deficiencies in our financial reporting system and recently hired a Chief Financial Officer with public company experience. We have directed this individual to review our financial systems and procedures and to implement procedures and recommend upgrades to our systems designed to remediate the material weakness in our internal accounting functions. However, the material weakness will not be considered remediated until the necessary system upgrades and the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2024. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer have concluded that due to the absence of a financial staff with accounting and financial expertise and certain deficiencies in the design or operation of our internal control over financial reporting, our internal controls over financial reporting were not effective as of December 31, 2024.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2024 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. We believe we have improved the capabilities of our accounting staff through the appointment of Xiaowen Zheng as our Chief Financial Officer but, as discussed above, we need to take additional steps to eliminate the material deficiencies o=in our disclosure controls and procedures.

Item 9B.	Other Information

Not applicable

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

The following table sets forth the names and ages of all directors and executive officers as of the end of the last fiscal year and on the date of this report:

Name	Age	Position
Quanzhong Lin	46	Director, Chairman, President and Chief Executive Officer
Yao-Te Wang (1) (2) (3)	47	Director and Secretary
Xinliang Li a/k/a Christopher Lee (1) (2) (3)	53	Director
Huiliang Jiao (1) (2) (3)	50	Director
Xiaowen Zheng (4)	39	Chief Financial Officer

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)

Member of the Nominating and Corporate Governance Committee

Xiaowen Zheng was appointed to the position of Chief Financial Officer January 7, 2025. Tiangfeng Li served as our Chief Financial Officer from December 1, 2022, until January 5, 2025.

Quanzhong Lin has served as a director, Chairman, President and Chief Executive Officer of our Company since February 2, 2017. Mr. Lin is a highly active entrepreneur in China, and currently serves as Chairman of AiXin Company Group, a diversified company which he founded in 2008. In addition to AiXin Company Group, Mr. Lin has founded a number of companies located in Chengdu City, Sichuan Province, China, engaged in various types of business, including pharmacies, retail outlets, hotel management services and global tourism.

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

In 2023 a number of individuals accused Mr. Lin, acting through Sichuan Aixin Investment Co., Ltd. and Chengdu Aixin E-commerce Co., Ltd., entities controlled by Mr. Lin of raising funds illegally. At the urging of the claimants, the Chengdu Public Security Bureau Jinjiang District Branch initiated a criminal investigation into the matter and charges were lodged against Mr. Lin and Chengdu Aixin Zhonghong Biological Technology Co., Ltd. In 2024 Mr. Lin entered into a settlement agreement with the claimants. Chengdu Public Security Bureau Jinjiang District Branch has determined to withdraw the actions and relevant withdrawal procedures are in process. For additional, details regarding these proceedings see the description under “Legal Proceedings” above.

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

Xinliang Li a/k/a Christopher Lee was appointed as a Member of the Board of Directors of the Company on February 5, 2021. Mr. Lee has served as Chief Financial Officer of Semileds Corporation since September 2015. Mr. Lee joined Semileds Corporation in September 2014 and from November 2014 until his appointment as Chief Financial Officer, Mr. Lee was the interim Chief Financial Officer of Semileds Corporation. Semileds develops, manufactures and sells high performance light emitting diodes and is currently listed on The Nasdaq Stock Market. Mr. Lee has over 20 years of experience in accounting and finance, including US GAAP, PCAOB standards and SEC rules and regulations. Mr. Lee was a partner of KEDP CPA Group from August 2009 to June 2011 and a self-employed accountant from July 2011 to August 2014. Mr. Lee holds a BS degree in accounting from Ohio State University and a MS degree in business taxation from Golden Gate University and is licensed as a Certified Public Accountant (CPA) in the United States.

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

Xiaowen Zheng, was appointed to the position of Chief Financial Officer of our Company effective January 7, 2025. Mr. Zheng also serves as Chief Financial Officer of our subsidiaries. Mr. Zheng is an accomplished financial executive with extensive experience in accounting, taxation, and financial management across various industries. Mr. Zheng served as Financial Manager of Chengdu Aixin Zhonghong Biological Technology Co., Ltd., a subsidiary of the Company, since March 2023. From January 2022 to February 2023, Mr. Zheng served as the Financial Director for Sichuan Minghoutian Information Technology Co., Ltd., an information technology company, where he led the company’s financial operations, including internal management, accounting, taxation, and securing external financing. From November 2017 to December 2021, Mr. Zheng held the position of Financial Manager at Sichuan Huianrong Information Technology Co., Ltd., a technology company, overseeing the financial department’s operations and advancing the company’s enterprise restructuring initiatives to prepare the organization for scalability. From May 2009 to November 2017, Mr. Zheng gained his expertise in accounting and tax compliance through roles as an accountant at Sichuan Jinguang Chemicals Co., Ltd. and Hutchison (China) Trading Co., Ltd., and as an Accounting Supervisor at Sichuan Creativity Information Technology Co., Ltd., where he specialized in audits, tax management, and financial analysis, streamlining reporting processes and ensuring compliance. Mr. Zheng holds a Bachelor of Science degree in Accounting from Panzhihua University. Mr. Zheng, 39 years old, is a Certified Tax Agent, Senior Management Accountant, and holds certifications in securities, all accredited by organizations in China.

There are no family relationships among any of our officers and directors.

Directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by the board of directors and hold office until the earliest of their death, resignation or removal from office.

Independence

Our board of directors has determined that each of Christopher Lee, Yao-Te Wang and Huiliang Jiao satisfies the definition of “independent director” in accordance with Rule 5605(a)(2) of the Marketplace Rules of The Nasdaq Stock Market, Inc. and Section 10(A)(m)(3) of the Securities Exchange Act of 1934, as amended.

Board Committees

Our board of directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our board of directors has adopted written charters for each of these committees. Upon completion of this offering, copies of the charters will be available on our website. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee. Our Audit Committee consists of Messrs. Lee, Jiao and Wang, each of whom is independent. The Audit Committee assists the Board of Directors oversight of (i) the integrity of financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor and prepares the report that the SEC requires to be included in our annual proxy statement. The Audit Committee operates under a written charter. Mr. Lee is the Chairman of our Audit Committee.

The Board of Directors determined that Mr. Lee possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

According to its charter, the Audit Committee shall consist of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements of Nasdaq, and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). We do not have a website containing a copy of the Audit Committee Charter. The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

●	Oversee the Company’s accounting and financial reporting processes;

●	Oversee audits of the Company’s financial statements;

●	Discuss policies with respect to risk assessment and risk management, and discuss the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;

●	Review and discuss with management the Company’s audited financial statements and review with management and the Company’s independent registered public accounting firm the Company’s financial statements prior to the filing with the SEC of any report containing such financial statements.

●	Recommend to the board that the Company’s audited financial statements be included in its annual report on Form 10-K for the last fiscal year;

●	Meet separately, periodically, with management, with the Company’s internal auditors (or other personnel responsible for the internal audit function) and with the Company’s independent registered public accounting firm;
●	Be directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged to prepare or issue an audit report for the Company;

●	Take, or recommend that the board take, appropriate action to oversee and ensure the independence of the Company’s independent registered public accounting firm; and

●	Review major changes to the Company’s auditing and accounting principles and practices as suggested by the Company’s independent registered public accounting firm, internal auditors or management.

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

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to, earned by or accrued for, our directors during the fiscal year ended December 31, 2024.

	DIRECTOR COMPENSATION
Name	Fees Earned or Paid In Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yao-Te Wang	$	(*)	—	—	—	—	0	$12,000
Quanzhong Lin	$	(*)	—	—	—	—	0	$0
Christopher Lee	$	(*)						$9,600
Huiliang Jiao	$	(*)	—	—	—	—	—	$12,000

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Our Board of Directors has determined that Yao-Te Wang, Christopher Lee and Huiliang Jiao are “independent directors” within the meaning of NASDAQ Marketplace Rule 5605(a)(2) and Section 10(A)(m)(3) of the Exchange Act.

Board Meetings; Committees and Membership

Our Board of Directors did not meet in formal session during 2024 though it regularly took action by written consent after the directors consulted with each other as to the actions to be taken.

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

The following table sets forth certain information about compensation paid, earned or accrued for services by each individual who served as our chief executive officer and chief financial officer for services rendered in all capacities during the two years ended December 31, 2024. No other executive officer of our Company or other individual received total annual salary and bonus compensation in excess of $100,000 for the year ended December 31, 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Quanzhong Lin, President(1)	2023	$20,100	$	$20,100
	2024	20,100		20,100
Tiangfeng Li, Chief Financial Officer (2)	2023	$26,500	$	$26,500
	2024	$24,500	$	$24,500

(1) Amounts attributed to Mr. Lin represent amounts paid as President and CEO of AiXinZhonghong.

(2) Amounts attributed to Ms. Li represent amounts paid as CFO of AiXinZhonghong. Ms. Li resigned from her position with the Company effective January 7, 2025.

Mr. Lin does not have an employment agreement with the Company.

Xiaowen Zheng was appointed as our Chief Financial Officer effective January 7, 2025. Mr. Zheng entered into a labor contract with the Company’s subsidiary, Chengdu Aixin Zhonghong Biological Technology Co., Ltd., dated January 6, 2025. The initial term of the contract is from January 6, 2025 to June 30, 2026, subject to certain conditions for termination and certain exceptions provided under the PRC Labor Contract Law. Mr. Zheng is entitled to a fixed annual base salary of RMB 180,000 (approximately $24,568) plus bonuses.

Narrative Disclosure to Summary Compensation Table

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Stock Option Plan

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

Grants of Plan-Based Awards

None of our executive officers was granted any options or equity awards during 2021 or 2020 or held any options or other equity awards as of the date hereof.

In October 2019, we issued an aggregate of 293,750 shares to employees and contractors under the 2019 Equity Incentive Plan.

Outstanding Equity Awards

There are no outstanding equity awards granted pursuant to the 2019 Equity Incentive Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 25, 2025, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. There were 24,999,834 shares of our common stock outstanding as of April 25, 2025.

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

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2024 and certain ongoing transactions, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

From time to time we have borrowed money from, loaned money to, sold products on credit to, purchased products on credit from and prepaid for certain assets or services from related parties. Set forth below are the accounts receivable due from and the accounts payable due to the named related parties as of the dates indicated.

Accounts receivable – related parties

	December 31, 2024	December 31, 2023
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$-	$2,451
Chengdu Lisheng Huiren Pharmacy Co., Ltd.	144,331	4,309
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	-	2,028
Chengdu Cigu foshou Pharmacy Co., Ltd.	22	-
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	-	2,028
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	22,632	-
Sichuan Yunxi Tang Pharmacy Co., Ltd	868
Shengcaofeng Health Industry (Yunnan) Co., Ltd.	137,010	-
Xiaoyan Zhou	-	32,493
Chengdu Aixin International Travel Service Co., Ltd	210,224	43,083
Total	$515,087	$86,392

Each of the entities listed above is controlled by Mr. Quanzhong Lin our Chairman, CEO and major shareholder except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, one of our Directors. Xiaoyan Zhou is the wife of Huiliang Jiao, the Company’s Director.

Prepaid expense – related party

	December 31, 2024	December 31, 2023
Chengdu Aixin International Travel Service Co., Ltd	$-	$120,483

Chengdu Aixin International Travel Service Co., Ltd is controlled by Mr. Quanzhong Lin.

Accounts payable – related parties

	December 31, 2024	December 31, 2023
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	$75,474	$1,776
Shengcaofeng Health Industry (Yunnan) Co., Ltd	1,206	-
Sichuan Yunxi Tang Pharmacy Co., Ltd	370	-
Chengdu Hesheng yuan Pharmacy Co., Ltd	1,529	-
Chengdu Cigu foshou Pharmacy	4,349	-
Total	$82,928	$1,776

Each of the entities listed above is controlled by Mr. Quanzhong Lin.

Due from related parties

	December 31, 2024	December 31, 2023
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$547	$563
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	82	85
Chengdu Zhiweibing Pharmacy Co., Ltd.	-	1,738
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	685	704
Sichuan Aixin Investment Co. Ltd	274	9,310
Chengdu Lisheng Huiren Pharmacy Co., Ltd.	1,132	-
Xiaoyan Zhou	2,055	-
Huiliang Jiao	49,009	-
Total	$53,784	$12,400

Due to related parties

	December 31, 2024	December 31, 2023
Quanzhong Lin	$2,952,403	$1,051,429
Yirong Shen	-	87,325
Huiliang Jiao	-	82,152
Tianfeng Li	-	780
Mianyang Aixin Cunshan Pharmacy Co. Ltd	121	112
Chengdu Aixin International travel service Co, Ltd	4,948	5,087
Total	$2,957,472	$1,226,885

The amounts due from related parties and due to related parties described above are the result of loans for working capital purposes, payable on demand, and bear no interest. The related party entities listed above are controlled by Mr. Quanzhong Lin, except for Yunnan Shengcaofeng Biotechnology Co., Ltd (“Shengcaofeng”), which is owned by Huiliang Jiao. Yirong Shen was a major shareholder of Aixin Shangyan Hotel prior to our acquisition of the hotel and currently serves as the supervisor of Aixin Shangyan Hotel. Tianfeng Li previously served as our CFO.

Office leases

In May 2014, the Company entered a lease with Quanzhong Lin for an office. The lease was recently renewed for a term expiring May 28, 2028 at a monthly rent of RMB 5,000 ($704), payable quarterly. The future annual minimum lease payments at December 31, 2024 are $8,338, $8,338, $8,338, and $3,474 for each of the years ended December 31, 2025, 2026, 2027, and 2028, respectively.

Runcangsheng leases an office from Xiaoyan Zhou, wife of Huiliang Jiao, a director of our Company. The initial term of the lease expired in February 2023 when it was renewed for a term expiring February 28, 2026 with monthly rent of RMB 5,000 ($690). The lease was converted to an annual contract starting from January 1, 2024.

Item 14	Principal Accountant Fees And Services.

The following is a summary of the fees billed to us by YCM CPA INC. for professional services rendered for services as our registered independent public accountants for the fiscal year ended December 31, 2024:

Year Ended December 31, 2024

Audit Fees	$170,000
Audit Related Fees	-
Tax Fees	-
All Other Fees	-
Fees	$170,000

The following is a summary of the fees billed to us by KCCW Accountancy Corp. for professional services rendered for services as our registered independent public accountants for the fiscal years ended December 31, 2024 and December 31, 2023:

	Fiscal year ended December 31,
	2024	2023

Audit Fees	$150,000	$310,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$150,000	$310,000

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

Our Board of Directors reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2024 fiscal year. The board of directors also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the board of directors has determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2024 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Consolidated Financial Statements of Aixin Life International, Inc. for the years ended December 31, 2024 and 2023.

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit Number	Description of Document
3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007).
3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).
3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017 as filed with the SEC on January 16, 2018).
3.4	Articles of Amendment to Articles of Incorporation (incorporated by reference to Appendix A to the 14C Information Schedule filed with the SEC on August 24, 2020).
3.5	Articles of Amendment to Articles of Incorporation (incorporated by reference to Appendix A to Current Report on Form 8-K filed with the SEC on January 12, 2023)
3.6	Statement of Correction (incorporated by reference to Current Report on Form 8-K filed with the SEC on February 15, 2023)
3.7	Bylaws of the Company (incorporated by reference to Exhibit 3.6 of Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-268190) filed January 17, 2023).
4.1	Description of Securities (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020).
10.1	2019 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on January 10, 2019).
10.2	English Translation of Equity Transfer Agreement with Respect to Shangyan Hotel Company (incorporated by reference to Current Report on Form 8-K dated May 25, 2021).
10.3	English Translation of Equity Transfer Agreement with Respect to Chengdu Aixin Pharmacy Co., Ltd. and affiliated entities (incorporated by reference to Current Report on Form 8-K dated June 2, 2021).
10.4	English Translation of Equity Transfer Agreement among the Company, Chen Yun and Yunnan Sheng Shengyuan Technology Co., Ltd. (incorporated by reference to Current Report on Form 8-K dated July 7, 2022)
10.5	English Translation of Supplementary Agreement to Equity Transfer Agreement among the Company, Yunnan Sheng Shengyuan Technology Co., Ltd. and Chen Yun. (incorporated by reference to Current Report on Form 8-K/A filed October 10, 2022).
10.6	English Translation of Supplementary 2 Agreement to Equity Transfer Agreement among the Company, Yunnan Sheng Shengyuan Technology Co., Ltd. And Chen Yun. (incorporated by reference to Report on Form 8-K/A filed October 27, 2022).
1 0.7	English translation of Framework Agreement for Project Cooperation in Intelligent Deep Processing of Agricultural Products with Plateau Characteristics (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-268190) filed March 7, 2023).
10.8	Contribution Agreement dated March 17, 2025, by Mr. Quanzhong Lin in favor of the Company (incorporated by reference to Exhibit 10.8 to Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-268190) filed April 15, 2025).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed September 25, 2020).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Report on Form 10-K filed April 8 , 2024).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-268190) filed April 15, 2025).
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of 15d-14 of Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	Executive Compensation Clawback Policy. (incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K filed April 8, 2024).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2025	By:	/s/ Quanzhong Lin
Quanzhong Lin Chief Executive Officer (Principal Executive Officer

	By:	/s/ Xiaowen Zhang
Xiaowen Zhang Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 6, 2025.

Signature	Title

/s/ Quanzhong Lin	Chief Executive Officer and a Director
Quanzhong Lin	(Principal Executive Officer)

/s/ Xiaowen Zhang	Chief Financial Officer
Xiaowen Zhang	(Principal Financial Officer)

/s/ Yao-Te Wang	Director
Yao-Te Wang

/s/ Huiliang Jiao	Director
Huiliang Jiao

/s/ Christopher Lee	Director
Christopher Lee

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AiXin Life International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AiXin Life International, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flow for year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a working capital deficit as of December 31, 2024 and a net loss and negative cash flows from operations for the year ended December 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

 Revenue Recognition for Product Sales

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue across multiple operating segments, including direct sales, hotel operations, pharmacies, and manufacturing. We identified revenue recognition related to product sales as a critical audit matter due to the decentralized nature of the transactions and the potential for timing discrepancies. Given the volume of transactions and the extent of judgment required, evaluating the timing and amount of revenue recognition was especially challenging and required significant audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue recognition for product sales included:

●	Obtaining an understanding of the Company’s revenue recognition policies for product sales and relevant internal controls over revenue recognition.
●	Assessing the identification of performance obligations, evaluating terms of customer arrangements, and inspecting signed delivery notes to confirm that products were delivered to and accepted by customers.
●	Tracing customer communication records and verifying cash remittances to Company bank accounts.
●	Performing cutoff testing to confirm proper timing of revenue recognition.
●	Performing analytical procedures to identify unusual fluctuations or anomalies in sales volume or timing.
●	Assessing the adequacy of financial statement disclosures regarding revenue recognition policies.

/s/ YCM CPA INC.

We have served as the Company’s auditor since 2025.

PCAOB ID 6781

Irvine, California

May 06, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AiXin Life International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AiXin Life International, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with generally accepted accounting principles in the United States of America.

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

Diamond Bar, California

April 5, 2024

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2024	2023

Assets
Current assets
Cash and equivalents	$62,310	$443,758
Restricted cash	-	23,208
Accounts receivable	153,378	167,194
Accounts receivable - related parties	515,087	86,392
Other receivables and prepaid expenses	127,912	50,348
Prepaid expenses – related parties	-	120,483
Advances to suppliers	37,247	152,563
Inventory, net	503,990	441,098
Due from related parties	53,784	12,400
Total current assets	1,453,708	1,497,444

Property and equipment, net	1,493,325	1,679,675
Intangible assets, net	4,514	3,917
Long term prepaid expenses	4,051	-
Security deposit	-	84,508
Operating lease right-of-use assets	1,450,762	1,576,814
Total assets	$4,406,360	$4,842,358

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$781,695	$478,456
Accounts payable - related parties	82,928	1,776
Unearned revenue	127,646	172,753
Taxes payable	103,945	49,249
Accrued liabilities and other payables	2,579,182	2,163,066
Government grant	733,721	923,238
Loan from third parties	-	84,508
Operating lease liabilities	108,282	864,519
Due to related parties	2,957,472	1,226,885
Total current liabilities	7,474,871	5,964,450
Operating lease liabilities - non-current	1,213,892	789,489
Total liabilities	8,688,763	6,753,939

Stockholders’ deficit
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued or outstanding as of December 31, 2024 and 2023	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 24,999,834 shares issued and outstanding as of December 31, 2024 and 2023	250	250
Additional paid in capital	15,276,550	14,975,423
Statutory reserve	151,988	151,988
Accumulated deficit	(19,988,733)	(17,220,392)
Accumulated other comprehensive income	277,542	181,150
Total stockholders’ deficit	(4,282,403)	(1,911,581)

Total liabilities and stockholders’ deficit	$4,406,360	$4,842,358

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023

Sales revenue
Direct sales	$504,097	$1,159,134
Pharmacies	822,958	937,655
Hotel	585,634	1,194,829
Manufacture and Sale	1,911,612	798,181
Total revenue, net	3,824,301	4,089,799

Operating costs and expenses
Cost of sales	1,767,364	1,613,950
Hotel operating costs	1,447,599	1,811,065
Selling expenses	791,104	888,745
General and administrative	2,105,298	1,903,306
Stock-based compensation	301,127	371,540
Total operating costs and expenses	6,412,492	6,588,606

Loss from operations	(2,588,191)	(2,498,807)

Non-operating income (expenses)
Interest (expense) income	(76,613)	838
Other (expenses) income	(103,009)	426,794
Total non-operating (expenses) income, net	(179,622)	427,632

Loss before income tax	(2,767,813)	(2,071,175)

Income tax expense	528	19,519

Net loss	(2,768,341)	(2,090,694)

Other comprehensive items
Foreign currency translation gain	96,392	8,301

Comprehensive loss	$(2,671,949)	$(2,082,393)

Loss per share of common stock - basic and diluted	$(0.111)	$(0.084)

Weighted average shares outstanding	24,999,834	24,999,834

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total

Balance at December 31, 2022	24,999,834	$250	$14,458,583	$151,988	$(15,249,858)	$172,849	$(466,188)
Stock-based compensation	-	-	371,540	-	-	-	371,540
Disposal of subsidiary	-	-	-	-	120,160	-	120,160
Capital contribution	-	-	145,300	-	-	-	145,300
Net loss	-	-	-	-	(2,090,694)	-	(2,090,694)
Foreign currency translation gain	-	-	-	-	-	8,301	8,301
Balance at December 31, 2023	24,999,834	250	14,975,423	151,988	(17,220,392)	181,150	(1,911,581)
Stock-based compensation	-	-	301,127	-	-	-	301,127
Net loss	-	-	-	-	(2,768,341)	-	(2,768,341)
Foreign currency translation gain	-	-	-		-	96,392	96,392
Balance at December 31, 2024	24,999,834	$250	$15,276,550	$151,988	$(19,988,733)	$277,542	$(4,282,403)

The accompanying notes are an integral part of these consolidated financial statements.

AIXIN LIFE INTERNATIONAL, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,768,341)	$(2,090,694)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321,282	410,690
Loss on disposal of fixed assets and intangible assets	63,105	362
Reversal of bad debts	(22,415)	(47,762)
Inventory impairment	12,229	7,770
Interest income	(24,867)	-
Operating lease expense	542,675	817,179
Stock based compensation	301,127	371,540
Government grant income	-	(369,857)
Changes in deferred tax assets	-	15,152
Changes in assets and liabilities:
Accounts receivable	226,110	564,502
Accounts receivable - related party	(431,703)	(86,551)
Other receivables and prepaid expenses	38,729	(132,455)
Advances to suppliers	112,748	133,513
Inventory	(88,249)	36,240
Security deposit	79,274	-
Accounts payable	317,729	93,682
Accounts payable - related party	85,507	(159,843)
Unearned revenue	(40,971)	37,275
Taxes payable	22,730	(52,010)
Accrued liabilities and other payables	28,304	(161,393)
Payment of lease liabilities	(403,837)	(779,599)
Net cash used in operating activities	(1,628,834)	(1,392,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash disposed at disposal of subsidiary	-	(3,319)
Purchase of property and equipment	(241,661)	(295,487)
Repayment received from loans to third party	24,867	-
Cash received on disposal of fixed assets and intangible assets	24,338	-
Purchase of intangible asset	(2,779)	(4,032)
Net cash used in investing activities	(195,235)	(302,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	2,347,095	1,048,409
Repayment to related parties	(753,991)	-
Proceeds from (repayment of) government grant	(166,662)	369,857
Capital contribution	-	142,200
Net cash provided by financing activities	1,426,442	1,560,466

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(7,029)	(18,303)

NET DECREASE IN CASH & RESTRICTED CASH	(404,656)	(152,934)

CASH & RESTRICTED CASH, BEGINNING OF YEAR	466,966	619,900

CASH & RESTRICTED CASH, END OF YEAR	$62,310	$466,966

Supplemental Cash flow data:
Income tax paid	$-	$4,367
Interest paid	$-	$-

Supplemental disclosure of noncash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,415,679	$-
Termination of Right-of-use asset and operating lease liability	$1,066,276	$-

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

The Company incurred a net loss of $2,768,341 and net cash outflows from operating activities of $1,628,834 for the year ended December 31, 2024, and has a working capital deficit of $6,021,163 as of December 31, 2024. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. From January 1, 2024 through December 31, 2024, the Company’s cash and cash equivalents decreased from $443,758 to $62,310 mainly due to an increase in cash outflow from operating activities.

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is covered by insurance up to RMB 500,000 ($68,450) per bank.

Restricted Cash

The restricted cash was cash maintained in temporarily frozen bank accounts held by Aixintang Pharmacy and its branches by the court for a judgement against Aixintang Pharmacy (see Note 17 – litigation).

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2024 and 2023, the bad debt allowance was $52,669 and $80,640 respectively.

The following table summarizes the activity related to the Company’s accounts receivable allowance for doubtful accounts for the years ended December 31, 2024 and 2023:

	For the years ended December 31,
	2024	2023

Beginning balance	$80,640	$272,550
Provision for bad debts	(22,415)	(47,762)
Recoveries/Write offs		(135,589)
Effect of translation	(5,556)	(8,559)
Ending balance	$52,669	$80,640

Inventories

Inventories mainly consist of health supplements, drugs, pharmaceutical and nutritional products, food and beverage, hotel supplies and consumables, and raw materials. Inventories are valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded inventory reserve of $12,229 and $7,770 for the years ended December 31, 2024 and 2023, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2024 and 2023, there were no significant impairments of its long-lived assets.

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

At December 31, 2024 and 2023, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Pharmacy

The Company’s retail drugstores (Aixintang Pharmacies) recognize revenue at the time the customer takes possession of the merchandise. For pharmacy sales, each prescription claim is its own arrangement with the customer and is a performance obligation. Aixintang Pharmacies generally receives payments from customers as it satisfies its performance obligations. Sales of drugs reimbursed by the local government medical insurance agencies and receivables from the agencies are recognized when a customer pays for the drugs at a store, the receivables are usually collected within three months, and the Company never has not experienced a payment default from any local government medical insurance agency. The Company records a receivable when it has an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of VAT. Aixintang Pharmacies’ products sold in China are subject to the PRC VAT of 0%-13% as certain pharmacies qualify as small businesses.

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

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is covered by insurance up to RMB 500,000 ($68,450) per bank. As of December 31, 2024 and 2023, the Company has uninsured deposits in banks of $nil and $289,059 held in the PRC.

The Company has not experienced any losses in such accounts and believes they are not exposed to any risks on its cash in these bank accounts.

During the year ended December 31, 2024, the Company had two customers that accounted for 14% and 10% of its total revenue. Net sales for those two customers amounted to $530,851 and $376,786 during the year ended December 31, 2024.

During the year ended December 31, 2023, the Company had no customer that accounted for over 10% of its total revenue.

During the year ended December 31, 2024, the Company had three major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the year ended December 31, 2024	% of total purchase
A	$556,202	28%
B	311,774	16%
C*	224,901	11%

During the year ended December 31, 2023, the Company had two major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the year ended December 31, 2023	% of total purchase
B	$250,999	14%
D	195,202	11%

*	CEO owns this entity with 100% ownership

Leases

The Company determines if an arrangement is a lease at inception under Financial Accounting Standards Board (“FASB”) ASC Topic 842, Right of Use Assets (“ROU”) and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of its leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. ROU assets are adjusted for prepayments and accrued lease payments. ROU assets also reflect any lease payments made prior to commencement and are recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease and such options are considered when determining the value of an ROU asset when it is reasonably certain that the Company will exercise such options.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of December 31, 2024 and 2023. Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accrued liabilities and accounts payable, approximate their fair value due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. Unless otherwise disclosed, the fair value of the Company’s cash, accounts receivable, inventories, advance to suppliers, prepaid expenses and other current assets, accounts payable, unearned revenue accrued expenses and other current liabilities, taxes payable and due to related parties, approximate the fair value of the respective assets and liabilities as of December 31, 2024 and 2023 based upon the short-term nature of the assets and liabilities.

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

As of December 31, 2024 and 2023, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the years ended December 31, 2024 and 2023 consisted of net income (loss) and foreign currency translation adjustments.

Translation of amounts from RMB into USD has been made at the following exchange rates as of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
Period/year-end RMB:USD exchange rate	7.2993	7.0999
Period/annual average RMB:USD exchange rate	7.1957	7.0809

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

As of December 31, 2024 and 2023, the Company did not have any potentially dilutive instruments.

Stock-Based Compensation

The Company periodically grants stock options, warrants and awards to employees and non-employees in non-capital raising transactions as compensation for services rendered. The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Under the Company’s equity incentive plan, stock awards and other share-based payments are granted to employees, directors, and consultants as compensation for services rendered. Stock-based compensation cost is measured on the grant date based on the fair value of the shares awarded and is recognized as expense on a straight-line basis over the service period. The fair value of common stock granted is determined using the closing market price of the Company’s common stock on the grant date. Stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the employees and non-employees, option, warrant and award grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

The following table shows the Company’s operations by business segment for the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,
	2024	2023
Net revenue
Direct sales	$504,097	$1,159,134
Pharmacy	822,958	937,655
Hotel	585,634	1,194,829
Manufacture and sale	1,911,612	798,181
Total revenues, net	$3,824,301	$4,089,799

Operating costs and expenses
Direct sales
Cost of sales	$173,950	$393,862
Operating expenses	1,815,052	1,790,747
Pharmacy
Cost of sales	262,276	531,890
Operating expenses	366,707	455,906
Hotel
Hotel operating costs	1,447,599	1,811,065
Operating expenses	272,153	192,963
Manufacture and sale
Cost of sales	1,331,138	688,198
Operating expenses	743,617	723,975
Total operating costs and expenses	$6,412,492	$6,588,606

Income (loss) from operations
Direct sales	$(1,484,905)	$(1,025,475)
Pharmacy	193,976	(50,141)
Hotel	(1,134,119)	(809,199)
Manufacture and sale	(163,143)	(613,992)
Loss from operations	$(2,588,191)	$(2,498,807)

The following table shows the Company’s assets by business segment as of December 31, 2024 and 2023.

Segment assets	As of December 31, 2024	As of December 31, 2023
Direct sales	$508,005	$270,932
Pharmacy	260,937	425,546
Hotel	1,578,367	1,654,165
Manufacture and sale	2,059,051	2,491,715
Total assets	$4,406,360	$4,842,358

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

On November 4, 2024, the FASB issued an ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024 03”) to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales; selling, general, and administrative expenses; and research and development). The amendments in the ASU require disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: 1.Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e). 2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same tabular disclosure as the other disaggregation requirements. 3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4) Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. In January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments, as clarified by ASU 2025-01, are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statement presentation or disclosures.

In January 2025, the FASB issued ASU 2025-01 Income Statement-Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2025-01 will have on its consolidated financial statement presentation or disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Deposits	$48,678	$8,978
Prepaid expenses	6,702	7,895
Employees’ social insurance	18,350	8,667
Others	54,182	24,808
Total	$127,912	$50,348

As of December 31, 2024, the Company has long-term prepaid expenses of $4,051.

4. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $37,247 and $152,563 as of December 31, 2024 and 2023, respectively. Advances to suppliers primarily include prepayments for products and equipment expected to be delivered subsequent to balance sheet dates. Due to their short-term nature, advances to suppliers are usually satisfied within 12 months.

5. INVENTORIES

Inventories consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Raw material	$260,024	$114,005
Drugs, pharmaceutical and nutritional products	293,159	324,588
Food and beverage, hotel supplies and consumables	40,156	81,969
Total	$593,339	$520,562
Less: reserve for inventory	89,349	79,464
Total inventories, net	$503,990	$441,098

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Vehicles	$440,256	$451,381
Office equipment	99,170	80,612
Electronic equipment	-	25,899
Machinery equipment	1,429,230	1,314,902
Leasehold improvements	1,129,681	1,125,581
Other	-	11,997
Total	3,098,337	3,010,372
Less: Accumulated depreciation	(1,605,012)	(1,330,697)
Property and equipment, net	$1,493,325	$1,679,675

Depreciation expense for the years ended December 31, 2024 and 2023 was $315,139 and $409,351, respectively.

7. INTANGIBLE ASSETS, NET

Intangible asset consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Software	$5,919	$12,516
Less: Accumulated amortization	(1,405)	(8,599)
Intangible asset, net	$4,514	$3,917

Amortization expense for the years ended December 31, 2024 and 2023 was $6,143 and $1,339, respectively. At December 31, 2025, estimated amortization expense for each of the next five years is as follows: $3,024, $1,490, $nil, $nil and $nil.

8. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Value-added	$57,647	$6,439
Income	29,216	29,998
City construction	4,703	1,423
Education	3,367	1,024
Other	9,012	10,365
Taxes payable	$103,945	$49,249

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Accrued employees’ social insurance	$161,342	$231,983
Accrued payroll and commission	746,183	308,768
Construction payable	1,124,230	1,229,775
Payable for equipment purchase	-	30,307
Accrued professional fees	342,568	250,505
Deposit	-	10,986
Other payables	204,859	100,742
Total	$2,579,182	$2,163,066

10. GOVERNMENT GRANT

On December 1, 2021, The Company and Luquan Yizu Miaozu Autonomous County People’s Government (“the People’s Government”) entered a cooperation agreement with a term of 10 years. According to the agreement, the People’s Government was to contribute RMB 8,000,000 ($1,194,400) as a one-time payment to the Company for deep processing of Chinese herbs. The Company can retain the contributed amount at the end of the cooperation term if it passes the performance assessment by People’s Government; otherwise, it will return the full proceeds received plus a 20% penalty. As of December 31, 2024 and 2023, the Company received $733,721 and $923,238 from the People’s Government. The Company plans to return the funds to the People’s Government as it is not the full amount the Peoples’ Government promised to contribute. For the year ended December 31, 2024, the Company returned $166,662 to the Peoples’ Government.

11. LOAN FROM THIRD PARTIES

As of December 31, 2024 and 2023, the Company had advances from unrelated third parties of Aixin Shangyan Hotel in an aggregate amount $nil and $84,508, respectively. There was no written agreement, and these loans are payable on demand and bear no interest. The Company’s CEO repaid the $84,508 on behalf of the Company during the year ended December 31, 2024.

12. LEASE

AiXinZhonghong leases its office. The lease has a remaining lease term of approximately 3.40 years.

Aixin Shangyan Hotel leases its hotel premises under an operating lease arrangement. The leases have remaining lease terms of approximately 1.3 to 9.30 years.

Aixintang Pharmacies lease retail pharmacy stores under operating lease arrangements, with remaining lease terms of 0.30 to 1.70 years.

Runcangsheng leases its office under an operating lease arrangement. The lease was expired as of December 31, 2023. In January 2024, the lease was renewed with an expiration date of December 31, 2024.

Balance sheet information related to the Company’s leases is presented below:

	December 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$1,450,762	$1,576,814

Operating lease liabilities – current	$108,282	$864,519
Operating lease liability – non-current	1,213,892	789,489
Total operating lease liabilities	$1,322,174	$1,654,008

The following provides details of the Company’s lease expenses:

	Years Ended December 31,
	2024	2023
Operating lease expenses	$542,675	$817,179

Other information related to leases is presented below:

	Years Ended December 31,
	2024	2023
Cash Paid for Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$403,837	$779,599

Weighted Average Remaining Lease Term:
Operating leases	8.76 years	1.99 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.75%

Maturities of lease liabilities were as follows:

For the year ending December 31:
2025	$168,865
2026	176,712
2027	164,399
2028	158,528
2029	164,399
Thereafter	793,969
Total lease payments	1,626,872
Less: imputed interest	(304,698)
Total lease liabilities	1,322,174
Less: current portion	(108,282)
Lease liabilities – non-current portion	$1,213,892

13. RELATED PARTY TRANSACTIONS

Accounts receivable – related parties

Accounts receivable – related party consisted of the following as of the periods indicated:

	December 31, 2024	December 31, 2023
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$-	$2,451
Chengdu Lisheng Huiren Pharmacy Co., Ltd.	144,331	4,309
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	-	2,028
Chengdu Cigu foshou Pharmacy Co., Ltd.	22	-
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	-	2,028
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	22,632	-
Sichuan Yunxi Tang Pharmacy Co., Ltd	868
Shengcaofeng Health Industry (Yunnan) Co., Ltd.	137,010	-
Xiaoyan Zhou	-	32,493
Chengdu Aixin International Travel Service Co., Ltd	210,224	43,083
Total	$515,087	$86,392

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, the Company’s Director. Xiaoyan Zhou is the wife of Huiliang Jiao, the Company’s Director.

Prepaid expense – related party

Prepaid expense – related party consisted of the following as of the periods indicated:

	December 31, 2024	December 31, 2023
Chengdu Aixin International Travel Service Co., Ltd	$-	$120,483

The related party entity listed above is controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life).

Accounts payable – related parties

Accounts payable – related party consisted of the following as of the periods indicated:

	December 31, 2024	December 31, 2023
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	$75,474	$1,776
Shengcaofeng Health Industry (Yunnan) Co., Ltd	1,206	-
Sichuan Yunxi Tang Pharmacy Co., Ltd	370	-
Chengdu Hesheng yuan Pharmacy Co., Ltd	1,529	-
Chengdu Cigu foshou Pharmacy	4,349	-
Total	$82,928	$1,776

The related party entity listed above is controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life).

Due from related parties

Due from related parties consisted of the following as of the periods indicated:

	December 31, 2024	December 31, 2023
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$547	$563
Chengdu Fuxiang Tang Pharmacy Co., Ltd.	82	85
Chengdu Zhiweibing Pharmacy Co., Ltd.	-	1,738
Chengdu Wenjiang district Heneng hupu Pharmacy Co., Ltd	685	704
Sichuan Aixin Investment Co. Ltd	274	9,310
Chengdu Lisheng Huiren Pharmacy Co., Ltd.	1,132	-
Xiaoyan Zhou	2,055	-
Huiliang Jiao	49,009	-
Total	$53,784	$12,400

Due to related parties

Due to related parties consisted of the following as of the periods indicated:

	December 31, 2024	December 31, 2023
Quanzhong Lin	$2,952,403	$1,051,429
Yirong Shen	-	87,325
Huiliang Jiao	-	82,152
Tianfeng Li	-	780
Mianyang Aixin Cunshan Pharmacy Co. Ltd	121	112
Chengdu Aixin International travel service Co, Ltd	4,948	5,087
Total	$2,957,472	$1,226,885

The amounts due from related parties and due to related parties described above were for working capital purposes, payable on demand, and bear no interest. The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Yunnan Shengcaofeng Biotechnology Co., Ltd (“Shengcaofeng”), which is owned by Huiliang Jiao, the Company’s Director. Yirong Shen was a major shareholder of Aixin Shangyan Hotel prior to the closing of Hotel Purchase Agreement, and she serves as the supervisor of Aixin Shangyan Hotel. Mr. Huiliang Jiao is a Director of the Company. Xiaoyan Zhou is the wife of Huiliang Jiao. Tianfeng Li is the former CFO of Aixin Life.

Office leases

In May 2014, the Company entered a lease with its major shareholder for an office. The lease term was for three years expiring in May 2017 with an option to renew. The monthly rent was RMB 5,000 ($704). The Company was required to prepay each year’s annual rent on the 15th of May of each year. The Company renewed the lease until May 28, 2028 with monthly rent of RMB 5,000 ($704), payable quarterly. The future annual minimum lease payments at December 31, 2024 are $8,338, $8,338, $8,338, and $3,474 for each of the years ended December 31, 2025, 2026, 2027, and 2028, respectively.

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

14. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the years ended December 31, 2024 and 2023, and recorded an income tax provision for each of the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

The components of the provision for income taxes for the years ended December 31, 2024 and 2023 consisted of the following:

	For the Years Ended December 31,
	2024	2023
Current:
China	$-	$4,367
Total current	-	4,367
Deferred:
China	528	15,152
Total deferred	528	15,152
Total income tax expense	$528	$19,519

Deferred tax assets as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Allowance for inventory	$22,337	$13,204
Allowance for doubtful accounts	14,279	-
NOL carry forward	193,070	-
Less: valuation allowance	(229,686)	(13,204)
Deferred tax assets, net	$-	$-

The following table reconciles the statutory rates to the Company’s effective tax rate for years ended December 31, 2024 and 2023:

	2024	2023
Statutory U.S. federal income tax rate	(21.0)%	(21.0)%
Foreign tax rate differential	(3.6)%	(3.3)%
Permanent difference	5.8%	-%
Change in valuation allowances	18.8%	25.2%
Other	-%	-%
Effective combined tax rate	0.02%	0.9%

As of December 31, 2024, the Company had approximately $3,907,538 net operating loss carry-forwards available to offset future taxable income in China primarily from Aixin Shangyan Hotel and Aixintang Pharmacies. The Company’s net operating loss carry-forwards begins to expire in 2024. After consideration of all information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets resulted from net operating loss carry-forwards due to the Company’s net loss, and established a full valuation allowance of deferred tax assets resulted from net operating loss carry-forwards.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the years ended December 31, 2024 and 2023, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

As of December 31, 2024 and 2023, the Company had 24,999,834 common shares issued and outstanding, after reverse stock split adjustment.

Stock Awards Issued for Services

On October 22, 2019, the Company granted and issued 18,750 shares to its employees and contractors under its 2019 Equity Incentive Plan. The stock awards were valued at $337,500 based on the post-split closing price of $18 on the grant date.

On October 24, 2019, the Company granted and issued 275,000 shares to its employees and contractors under its 2019 Equity Incentive Plan. The stock awards were valued at $1,520,200 based on the post-split closing price of $5.528 on the grant date. There were no shares remain unissued under its 2019 Equity Incentive Plan.

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

For the years ended December 31, 2024 and 2023, stock-based compensation expenses were $301,127 and $371,540, respectively.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the years ended December 31, 2024 and 2023, the Company made $0 and $0 contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the years ended December 31, 2024 and 2023.

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

In November 2021, the Company and Mr. Quanzhong Lin agreed that Mr. Lin shall assume any losses arising from this legal proceeding. As such, the Company did not accrue contingent losses from this legal proceeding as of December 31, 2024.

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

