Form 10-Q
period 2025-03-31
AiXin Life International, Inc.
filed 2025-06-27
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of June 20, 2025, there were outstanding 24,999,834 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

March 31, 2025

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIXIN LIFE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash and equivalents	$63,109	$62,310
Accounts receivable	132,131	153,378
Accounts receivable - related parties	394,974	515,087
Other receivables and prepaid expenses	154,440	127,912
Advances to suppliers	45,092	37,247
Inventory, net	450,619	503,990
Due from related parties	4,127	53,784
Total current assets	1,244,492	1,453,708

Property and equipment, net	1,410,046	1,493,325
Intangible assets, net	4,107	4,514
Long term prepaid expenses	3,650	4,051
Operating lease right-of-use assets	1,388,179	1,450,762
Total assets	$4,050,474	$4,406,360

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$726,077	$781,695
Accounts payable - related parties	88,996	82,928
Unearned revenue	130,697	127,646
Taxes payable	72,564	103,945
Accrued liabilities and other payables	2,417,975	2,579,182
Government grant	522,668	733,721
Operating lease liabilities	175,872	108,282
Due to related parties	3,818,111	2,957,472
Total current liabilities	7,952,960	7,474,871
Operating lease liabilities - non-current	1,128,318	1,213,892
Total liabilities	9,081,278	8,688,763

Stockholders’ deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued or outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 24,999,834 shares issued and outstanding as of March 31, 2025 and December 31, 2024	250	250
Additional paid in capital	15,276,550	15,276,550
Statutory reserve	151,988	151,988
Accumulated deficit	(20,710,441)	(19,988,733)
Accumulated other comprehensive income	250,849	277,542
Total stockholders’ deficit	(5,030,804)	(4,282,403)

Total liabilities and stockholders’ deficit	$4,050,474	$4,406,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024

Sales revenue
Direct sales	$20,631	$165,749
Pharmacies	35,966	241,118
Hotel	80,706	154,465
Manufacture and Sale	261,528	290,227
Total revenue, net	398,831	851,559

Operating costs and expenses
Cost of sales	312,999	327,811
Hotel operating costs	270,820	461,079
Selling expenses	75,700	222,233
General and administrative	421,797	368,797
Stock-based compensation	-	92,885
Total operating costs and expenses	1,081,316	1,472,805

Loss from operations	(682,485)	(621,246)

Non-operating (expenses) income
Interest (expense) income	(5,097)	114
Other income	-	18,802
Other expenses	(33,305)	(1,270)
Total non-operating (expenses) income , net	(38,402)	17,646

Loss before income tax	(720,887)	(603,600)

Income tax expense	821	-

Net loss	(721,708)	(603,600)

Other comprehensive items
Foreign currency translation (loss) gain	(26,693)	33,520

Comprehensive loss	$(748,401)	$(570,080)

Loss per share of common stock - basic and diluted	$(0.029)	$(0.024)

Weighted average shares outstanding-basic and diluted	24,999,834	24,999,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total

Balance at December 31, 2024	24,999,834	$250	$15,276,550	$151,988	$(19,988,733)	$277,542	$(4,282,403)
Net loss	-	-	-	-	(721,708)	-	(721,708)
Foreign currency translation loss	-	-	-	-	-	(26,693)	(26,693)
Balance at March 31, 2025	24,999,834	$250	$15,276,550	$151,988	$(20,710,441)	$250,849	$(5,030,804)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total
Balance at December 31, 2023	24,999,834	$250	$14,975,423	$151,988	$(17,220,392)	$181,150	$(1,911,581)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(603,600)	-	(603,600)
Foreign currency translation gain	-	-	-	-	-	33,520	33,520
Balance at March 31, 2024	24,999,834	$250	$15,068,308	$151,988	$(17,823,992)	$214,670	$(2,388,776)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(721,708)	$(603,600)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,276	106,299
Bad debts provision	32,896	8,027
Inventory impairment	209	9,405
Operating lease expense	70,941	233,070
Stock based compensation	-	92,885
Changes in assets and liabilities:
Accounts receivable	(10,798)	(38,491)
Accounts receivable - related party	122,865	(100,603)
Other receivables and prepaid expenses	(25,705)	(20,080)
Advances to suppliers	(7,609)	(39,498)
Inventory	55,996	(35,192)
Security deposit	423	(70)
Accounts payable	(60,073)	17,528
Accounts payable - related party	5,569	(1,754)
Unearned revenue	2,297	78,999
Taxes payable	(31,920)	32,823
Accrued liabilities and other payables	(175,913)	124,299
Operating lease liabilities	(25,694)	(325,498)
Net cash used in operating activities	(675,948)	(461,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(41,053)
Net cash used in investing activities	-	(41,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	1,421,841	555,991
Repayment to related parties	(530,559)	(172,189)
Repayment of government grant	(214,884)	-
Net cash provided by financing activities	676,398	383,802

EFFECT OF EXCHANGE RATE CHANGE ON CASH	349	(7,270)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICED CASH	799	(125,972)

CASH AND CASH EQUIVALENTS AND RESTRICED CASH, BEGINNING OF PERIOD	62,310	466,966

CASH AND CASH EQUIVALENTS AND RESTRICED CASH, END OF PERIOD	$63,109	$340,994

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

The Company incurred a net loss of $721,708 and net cash outflows from operating activities of $675,948 for the three months ended March 31, 2025, and has a working capital deficit of $6,708,468 as of March 31, 2025. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. From January 1, 2025 through March 31, 2025, the Company’s cash and cash equivalents increased from $62,310 to $63,109 mainly due to an increase in cash inflow from financing activities.

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

While the Company’s management believes that the measures in its liquidity plan including those described above will be adequate to satisfy its liquidity requirements for the twelve months after the date that these financial statements are issued, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on the Company’s business, results of operations and financial position, and may adversely affect its ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of AiXinZhonghong, Aixin Shangyan Hotel, Aixintang Pharmacies, and Runcangsheng is the Chinese Renminbi (“RMB”). The accompanying consolidated financial statements are translated from RMB and presented in U.S. dollars (“USD”). Operating results for the three months ended March 31, 2025 are not necessarily indicate of the results that may be expected for the period ending December 31, 2025 or any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on the Form 10-K filed with the SEC on May 7, 2025.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AiXin HK, AiXinZhonghong, Aixin Shangyan Hotel, Aixintang Pharmacies, and Runcangsheng. Intercompany transactions and accounts were eliminated in consolidation.

Use of Estimates

In preparing unaudited condensed consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2025 and December 31, 2024, the bad debt allowance was $85,947 and $52,669, respectively.

The following table summarizes the activity related to the Company’s accounts receivable allowance for doubtful accounts for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024

Beginning balance	$52,669	$80,640
Provision for bad debts	32,896	8,027
Effect of translation	382	(1,380)
Ending balance	$85,947	$87,287

Inventories

Inventories mainly consist of health supplements, drugs, pharmaceutical and nutritional products, food and beverage, hotel supplies and consumables, and raw materials. Inventories are valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded inventory impairment of $209 and $9,405 for the three months ended March 31, 2025 and 2024, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2025 and December 31, 2024, there were no significant impairments of its long-lived assets.

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

At March 31, 2025 and December 31, 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Pharmacy

The Company’s retail drugstores (Aixintang Pharmacies) recognize revenue at the time the customer takes possession of the merchandise. For pharmacy sales, each prescription claim is its own arrangement with the customer and is a performance obligation. Aixintang Pharmacies generally receives payments from customers as it satisfies its performance obligations. Sales of drugs reimbursed by local government medical insurance agencies and receivables from these agencies are recognized when a customer pays for the drugs at a store, the receivables are usually collected within three months, and the Company has not experienced a payment default from any local government medical insurance agency. The Company records a receivable when it has an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of VAT. Aixintang Pharmacies’ products sold in China are subject to the PRC VAT of 0%-13% as certain pharmacies qualify as small businesses.

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

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is covered by insurance up to RMB 500,000 ($68,450) per bank. As of March 31, 2025 and December 31, 2024, the Company has uninsured deposits in banks of $nil held in the PRC.

The Company has not experienced any losses in such accounts and believes they are not exposed to any risks on its cash in these bank accounts.

During the three months ended March 31, 2025, the Company had one customer that accounted for 45% of its total revenue. Net sales for this customer amounted to $177,913 during the three months ended March 31, 2025.

During the three months ended March 31, 2024, the Company had no customer that accounted for over 10% of its total revenue.

During the three months ended March 31, 2025, the Company had three major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the three months ended March 31, 2025	% of total purchase
A	$88,101	28%
B	47,097	15%
C	38,211	12%

During the three months ended March 31, 2024, the Company had one major supplier that accounted for over 10% of its total purchases.

Supplier	Net purchases for the three months ended March 31, 2024	% of total purchase
A	$44,920	12%

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of March 31, 2025 and December 31, 2024. Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the unaudited condensed consolidated balance sheets.

Statement of Cash Flows

In accordance with ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based on the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the unaudited condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accrued liabilities and accounts payable, approximate their fair value due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. Unless otherwise disclosed, the fair value of the Company’s cash, accounts receivable, inventories, advances to suppliers, prepaid expenses and other current assets, accounts payable, unearned revenue accrued expenses and other current liabilities, taxes payable and due to related parties, approximate the fair value of the respective assets and liabilities as of March 31, 2025 and December 31, 2024 based upon the short-term nature of the assets and liabilities.

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

As of March 31, 2025 and December 31, 2024, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three months ended March 31, 2025 and 2024 consisted of net income (loss) and foreign currency translation adjustments.

Translation of amounts from RMB into USD has been made at the following exchange rates as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024.

	March 31, 2025	March 31, 2024	December 31, 2024
Period/year-end RMB:USD exchange rate	7.2567	7.2203	7.2993
Period/annual average RMB:USD exchange rate	7.2728	7.1885	7.1957

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

As of March 31, 2025 and December 31, 2024, the Company did not have any potentially dilutive instruments.

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

The following table shows the Company’s operations by business segment for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024
Net revenue
Direct sales	$20,631	$165,749
Pharmacy	35,966	241,118
Hotel	80,706	154,465
Manufacture and sale	261,528	290,227
Total revenues, net	$398,831	$851,559

Operating costs and expenses
Direct sales
Cost of sales	$5,768	$19,708
Operating expenses	188,568	372,056
Pharmacy
Cost of sales	24,051	80,174
Operating expenses	84,139	110,870
Hotel
Hotel operating costs	270,819	461,079
Operating expenses	60,769	71,877
Manufacture and sale
Cost of sales	283,181	227,929
Operating expenses	164,021	129,112
Total operating costs and expenses	$1,081,316	$1,472,805

Income (loss) from operations
Direct sales	$(173,705)	$(226,015)
Pharmacy	(72,224)	50,074
Hotel	(250,882)	(378,491)
Manufacture and sale	(185,674)	(66,814)
Loss from operations	$(682,485)	$(621,246)

The following table shows the Company’s assets by business segment as of March 31, 2025 and December 31, 2024.

Segment assets	As of March 31, 2025	As of December 31, 2024
Direct sales	$351,049	$508,005
Pharmacy	377,595	260,937
Hotel	1,536,320	1,578,367
Manufacture and sale	1,785,510	2,059,051
Total assets	$4,050,474	$4,406,360

New Accounting Pronouncements

Recently Adopted Accounting Standards

In November 2023, the FASB, issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim period within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the ASU during the year ended December 31, 2024. The adoption did not have a material impact on the financial statements.

Recently Issued But Not Yet Adopted Accounting Pronouncements

ln December 2023, the FASB issued Accounting Standards Update No.2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3)income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its unaudited condensed consolidated financial statements and related disclosures.

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

3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Deposits	$54,814	$48,678
Prepaid expenses	4,040	6,702
Employees’ social insurance	18,353	18,350
Others	77,233	54,182
Total	$154,440	$127,912
Long-term prepaid expenses	$3,650	$4,051

4. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $45,092 and $37,247 as of March 31, 2025 and December 31, 2024, respectively. Advances to suppliers primarily include prepayments for products and equipment expected to be delivered subsequent to balance sheet dates. Due to their short-term nature, advances to suppliers are usually satisfied within 12 months.

5. INVENTORIES

Inventories consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Raw material	$196,557	$260,024
Drugs, pharmaceutical and nutritional products	301,547	293,159
Food and beverage, hotel supplies and consumables	41,937	40,156
Total	540,041	593,339
Less: reserve for inventory	89,422	89,349
Total inventories, net	$450,619	$503,990

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Vehicles	$442,841	$440,256
Office equipment	78,933	99,170
Machinery equipment	1,458,439	1,429,230
Leasehold improvements	1,117,709	1,129,681
Total	3,097,922	3,098,337
Less: Accumulated depreciation	(1,687,876)	(1,605,012)
Property and equipment, net	$1,410,046	$1,493,325

Depreciation expense for the three months ended March 31, 2025 and 2024 was $91,843 and $105,842, respectively.

7. INTANGIBLE ASSETS, NET

Intangible asset consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Software	$8,069	$5,919
Less: Accumulated amortization	(3,962)	(1,405)
Intangible asset, net	$4,107	$4,514

Amortization expense for the three months ended March 31, 2025 and 2024 was $433 and $457, respectively. At March 31, 2025, estimated amortization expense for each of the next five years is as follows: $1,733, $953, $892, $529 and $nil.

8. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Value-added	$31,585	$57,647
Income	29,387	29,216
City construction	314	4,703
Education	254	3,367
Other	11,024	9,012
Taxes payable	$72,564	$103,945

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Accrued employees’ social insurance	$124,926	$161,342
Accrued payroll and commission	769,458	746,183
Construction payable	1,124,508	1,124,230
Accrued professional fees	168,899	342,568
Other payables	230,184	204,859
Total	$2,417,975	$2,579,182

10. GOVERNMENT GRANT

On December 1, 2021, the Company and Luquan Yizu Miaozu Autonomous County People’s Government (“the People’s Government”) entered a cooperation agreement with a term of 10 years. According to the agreement, the People’s Government was to contribute RMB 8,000,000 ($1,194,400) as a one-time payment to the Company for deep processing of Chinese herbs. The Company can retain the contributed amount at the end of the cooperation term if it passes the performance assessment by the People’s Government; otherwise, it will return the full proceeds received plus a 20% penalty. As of March 31, 2025 and December 31, 2024, the Company received $522,668 and $733,721 from the People’s Government. The Company plans to return the funds to the People’s Government because it is not the full amount the Peoples’ Government promised to contribute. For the three months ended March 31, 2025 and 2024, the Company returned $214,884 and $nil to the Peoples’ Government.

11. LEASE

AiXinZhonghong leases its office. The lease has a remaining lease term of approximately 3.15 years.

Aixin Shangyan Hotel leases its hotel premises under an operating lease arrangement. The leases have remaining lease terms of approximately 1.05 to 9.05 years.

Aixintang Pharmacies lease retail pharmacy stores under operating lease arrangements, with remaining lease terms of 0.05 to 1.45 years.

Runcangsheng leases its office under an operating lease arrangement. The lease was expired as of December 31, 2023. In January 2024, the lease was renewed with an expiration date of December 31, 2024. The lease was renewed for another year to December 31, 2025.

Balance sheet information related to the Company’s leases is presented below:

	March 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$1,388,179	$1,450,762

Operating lease liabilities – current	175,872	108,282
Operating lease liability – non-current	1,128,318	1,213,892
Total operating lease liabilities	$1,304,190	$1,322,174

The following provides details of the Company’s lease expenses:

	Three Months Ended March 31,
	2025	2024
Operating lease expenses	$70,941	$233,070

Other information related to leases is presented below:

	Three Months Ended March 31,
	2025	2024
Cash Paid for Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$25,694	$325,498

Weighted Average Remaining Lease Term:
Operating leases	8.50 years	8.90 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.84%

Maturities of lease liabilities were as follows:

For the year ending March 31:
2026	$221,379
2027	177,749
2028	165,364
2029	159,458
2030	165,364
Thereafter	719,887
Total lease payments	1,609,201
Less: imputed interest	(305,011)
Total lease liabilities	1,304,190
Less: current portion	(175,872)
Lease liabilities – non-current portion	$1,128,318

12. RELATED PARTY TRANSACTIONS

Accounts receivable – related parties

Accounts receivable – related party consisted of the following as of the periods indicated:

	March 31, 2025	December 31, 2024
Chengdu Heshengyuan Pharmacy Co., Ltd.	$99	$-
Chengdu Lisheng Huiren Pharmacy Co., Ltd.	145,956	144,331
Chengdu Cigu Foshou Pharmacy Co., Ltd.	22	22
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	24,136	22,632
Sichuan Yunxitang Pharmacy Co., Ltd.	847	868
Shengcaofeng Health Industry (Yunnan) Co., Ltd.	-	137,010
Chengdu Aixin International Travel Service Co., Ltd.	223,914	210,224
Total	$394,974	$515,087

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, the Company’s Director. Xiaoyan Zhou is the wife of Huiliang Jiao, the Company’s Director.

Accounts payable – related parties

Accounts payable – related party consisted of the following as of the periods indicated:

	March 31, 2025	December 31, 2024
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	$52,955	$75,474
Shengcaofeng Health Industry (Yunnan) Co., Ltd.	28,760	1,206
Sichuan Yunxitang Pharmacy Co., Ltd.	384	370
Chengdu Heshengyuan Pharmacy Co., Ltd.	2,770	1,529
Chengdu Cigu Foshou Pharmacy Co., Ltd.	4,127	4,349
Total	$88,996	$82,928

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, the Company’s Director. Xiaoyan Zhou is the wife of Huiliang Jiao, the Company’s Director.

Due from related parties

Due from related parties consisted of the following as of the periods indicated:

	March 31, 2025	December 31, 2024
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$551	$547
Chengdu Fuxiangtang Pharmacy Co., Ltd.	83	82
Chengdu Wenjiang District Heneng Hupu Pharmacy Co., Ltd.	689	685
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	258	-
Chengdu Cigu Foshou Pharmacy Co., Ltd.	74	-
Sichuan Aixin Investment Co. Ltd.	276	274
Chengdu Lisheng Huiren Pharmacy Co., Ltd.	129	1,132
Xiaoyan Zhou	2,067	2,055
Huiliang Jiao	-	49,009
Total	$4,127	$53,784

Due to related parties

Due to related parties consisted of the following as of the periods indicated:

	March 31, 2025	December 31, 2024
Quanzhong Lin	$3,695,079	$2,952,403
Huiliang Jiao	117,446	-
Mianyang Aixin Cunshan Pharmacy Co. Ltd.	138	121
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	471	-
Chengdu Aixin International Travel Service Co., Ltd.	4,977	4,948
Total	$3,818,111	$2,957,472

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

Office leases

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

13. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the three months ended March 31, 2025 and 2024, and recorded an income tax provision for each of the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended March 31, 2025 and 2024, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

14. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 20,000,000 shares preferred stock at $0.001 par value per share and 500,000,000 shares of common stock at $.00001 par value per share.

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

As of March 31, 2025 and December 31, 2024, the Company had 24,999,834 common shares issued and outstanding, after reverse stock split adjustment.

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

For the three Months ended March 31, 2025 and 2024, stock-based compensation expenses were $nil and $92,885, respectively.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the three months ended March 31, 2025 and 2024, the Company made $0 and $0 contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the three months ended March 31, 2025 and 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). In addition to historical information, the following discussion contains forward-looking statements subject to risks and uncertainties. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. You should specifically consider the various risk factors identified in our 2024 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, our ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

We incurred a net loss of $721,708 and net cash outflow from operating activities of $675,948 for the three months ended March 31, 2025, and have a working capital deficit of $6,708,468 as of March 31, 2025. These facts and conditions raise substantial doubt about our ability to continue as a going concern. From January 1, 2025 through March 31, 2025, our cash and cash equivalents increased from $62,310 to $63,109 mainly due to an increase in cash inflow from investing activities but remain well below the amounts necessary to maintain our operations.

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

While our management believes that the measures in our liquidity plan including those described above will be adequate to satisfy our liquidity requirements for the twelve months after the date of the financial statements contained in this Report are issued, there is no assurance that the liquidity plan will be successfully implemented. Failure to successfully implement the liquidity plan may have a material adverse effect on our business, results of operations and financial position, and may adversely affect our ability to continue as a going concern. The consolidated financial statements included in this Report do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Three Months ended March 31, 2025 and 2024

The following table sets forth the results of our operations for the years indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended March 31,
	2025		2024
	$	% of Revenue	$	% of Revenue
Revenue	$398,831	100%	$851,559	100%
Operating costs and expenses	1,081,316	271%	1,472,805	173%
Loss from operations	(682,485)	(171)%	(621,246)	(73)%
Non-operating income (expense), net	(38,402)	(10)%	17,646	2%
Loss before income tax	(720,887)	(181)%	(603,600)	(71)%
Income tax expense	821	-%	-	-%
Net loss	$(721,708)	(181)%	$(603,600)	(71)%

The following table shows the Company’s operations by business segment for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024
Net revenue
Direct Sales	$20,631	$165,749
Pharmacy	35,966	241,118
Hotel	80,706	154,465
Manufacture and sale	261,528	290,227
Total revenues, net	$398,831	$851,559

Operating costs and expenses
Direct Sales
Cost of sales	$5,768	$19,708
Operating expenses	188,568	372,056
Pharmacy
Cost of sales	24,051	80,174
Operating expenses	84,139	110,870
Hotel
Hotel operating costs	270,819	461,079
Operating expenses	60,769	71,877
Manufacture and sale
Cost of sales	283,181	227,929
Operating expenses	164,021	129,112
Total operating costs and expenses	$1,081,316	$1,472,805

Income (loss) from operations
Direct Sales	$(173,705)	$(226,015)
Pharmacy	(72,224)	50,074
Hotel	(250,882)	(378,491)
Manufacture and sale	(185,674)	(66,814)
Loss from operations	$(682,485)	$(621,246)

Revenue

Revenue was $398,831 in the three months ended March 31, 2025, compared to $851,559 in 2024, a decrease of $452,728 or 53%. For the three months ended March 31, 2025, we had $318,125 in product revenues a decrease of $378,969 from 2024 in which product revenues were $697,094. Of our product revenues in 2025, $20,631 were from direct sales, a decrease of $145,118 or 88% from 2024, $35,966 were from sales at our pharmacies, a decrease of $205,152 or 85% from 2024, and $261,528 from sales by manufacture and sales, a decrease of $28,699 or 10% from 2024. In 2025, we had hotel revenue of $80,706, a decrease of $73,759 or 48% from 2024.

Direct Sales

Our direct products sales revenue was $20,631 for the three months ended March 31, 2025, compared with $165,749 in the same period of 2024, representing a decrease of $145,118 or 88%. Our direct sales revenue as a percentage of our total revenue was 5% for 2025, compared to 19% for 2024. The decrease in direct sales revenue was mainly due to the economic downturn as marketing and promotional activities became more challenging compared to last year.

Pharmacy

Our pharmacies revenue was $35,966 for the three months ended March 31, 2025, compared with $241,118 in the same period of 2024, representing a decrease of $205,152 or 85%. Our pharmacy revenue as a percentage of our total revenue was 9% for 2025, compared to 28% for 2024. The decrease in revenue was mainly due to the economic downturn as marketing and promotional activities did not generate anticipated revenues, as well as the convenience of online shopping leading to decreased sales in physical stores.

Hotel

Our hotel revenue was $80,706 for the three months ended March 31, 2025, compared with $154,465 for the same period of 2024, representing a decrease of $73,759 or 48%. Our hotel revenue as a percentage of our total revenue was 20% for 2025, compared to 18% for 2024. Our hotel revenue decreased by $73,759 due to the economic downturn and the slowdown in the catering industry.

Manufacture and sales

Our manufacture and sales revenues were $261,528 for the three months ended March 31, 2025, compared with $290,227 for the same period of 2024, representing a decrease of $28,699 or 10%. Our manufacture and sales revenue as a percentage of total revenue was 66% for the three months ended March 31, 2025, compared to 34% for the same period of 2024. The decrease in manufacture and sales revenue was mainly due to the economic downturn as marketing and promotional activities become more challenging compared to last year.

Operating Costs and Expenses

Cost of Sales

Cost of sales was $312,999 for the three months ended March 31, 2025, compared to $327,811 for 2024, a decrease of $14,812 or 5%. The decrease in cost of sales was attributable to the decrease in sales.

Direct sales

The cost of sales for our direct sales was $5,768 for 2025, compared with $19,708 for 2024, representing a decrease of $13,940 or 71%. The cost of sales for direct sales as a percentage of our direct sales was 28% for the three months ended March 31, 2025, compared to 12% for the same period of 2024. The decrease in cost of sales was primarily driven by the decrease in sales. Additionally, during the three months ended March 31, 2025, we sold a large proportion of low profit margin products compared to the same period in 2024.

Pharmacy

The cost of sales at our pharmacies was $24,051 for 2025, compared with $80,174 for 2024, representing a decrease of $56,123 or 70%. The cost of sales at our pharmacies as a percentage of pharmacy product sales was 67% for the three months ended March 31, 2025, compared to 33% for the same period of 2024. The decrease in cost of sales was mainly due to the decrease in sales. Moreover, certain promotional activities, such as price discounts, caused an increase in percentage of our revenues represented by the cost of goods sold.

Manufacture and Sale

The cost of sales at our manufacture and sales segment was $283,181 for 2025, compared with $227,929 for 2024, representing an increase of $55,252 or 24%. The cost of sales for our manufacture and sale segment as a percentage of sales was 108% for 2025, compared to 79% for 2024. The primary reason for the increase in cost of sales was that fixed and constant costs such as rents and depreciation expense remained same while our manufacture activities decreased due to the Chinese New Year holiday, which led to increased unit cost.

Hotel Operating Costs

Hotel operating costs were $270,819 and $461,079 for three months ended March 31, 2025 and 2024, respectively, representing a decrease of $190,260 or 41%. For 2025, our hotel revenue decreased compared to 2024. However, due to the fixed operating costs, our overall expenses did not decrease in proportion with our decreased revenue.

Operating Expenses

Operating expenses were $497,498 for the three months ended March 31, 2025, compared to $683,915 for 2024, a decrease of $186,418 or 27%. The decrease in operating expenses was mainly due to the decreased stock-based compensation expense, decreased depreciation expense and decreased travel expense.

Loss from Operations

Loss from operations was $682,485 in the three months ended March 31, 2025, compared to $621,246 in 2024, an increase of $61,239 or 10%. The increase in our loss from operations for 2025 was due to the increased losses in our pharmacy segment of approximately $122,298 and in our manufacture and sales segment of $118,860, partially offset by decreased losses in direct sales of $52,310 and e in our hotel segment of by $127,609.

Non-operating Income (Loss)

Non-operating loss was $38,402 for the three months ended March 31, 2025, compared to non-operating income of $17,646 for 2024. For the three months ended March 31, 2025, we had interest expense of $5,097 and other expenses of $33,305. For the three months ended March 31, 2024, we had interest income of $114 and other income of $18,802, partly offset by other expenses of $1,270.

Income Tax Expense

Income tax expense was $821 and $nil for the three months ended March 31, 2025 and 2024, respectively, increase of $821 or 100%.

Net Loss

Our net loss for the three months ended March 31, 2025 was $721,708, compared to a net loss of $603,600 for 2024, an increase of $118,108 or 20%. The increase in our net loss was mainly due to decreased sales and decreased other income, which was partly offset by decreased operating costs and expenses.

Liquidity, Capital Resources

During the three months ended March 31, 2025, we used $675,948 in operations. As of March 31, 2025, cash and cash equivalents were $63,109, compared to $62,310 as of December 31, 2024. At March 31, 2025, we had a working capital deficit of $6,708,468.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2025 and 2024, respectively.

	March 31, 2025	March 31, 2024
Net cash used in operating activities	$(675,948)	$(461,451)
Net cash used in investing activities	$-	$(41,053)
Net cash provided by financing activities	$676,398	$383,802

Net cash used in operating activities

For the three months ended March 31, 2025, net cash used in operating activities was $675,948. This reflects our net loss of $721,708, adjusted by non-cash related expenses including depreciation and amortization expense of $92,276, a bad debt expense of $32,896, an inventory impairment of $209, operating lease expenses of $70,941, and then decreased by a net change in working capital of $150,562. The cash outflow from changes in working capital items mainly resulted from an increase in accounts receivables of $10,798, an increase in other receivables and prepaid expenses of $25,705, an increase in advances to suppliers of $7,609, a decrease in accounts payable of $60,073, a decrease in taxes payable of $31,920, a decrease in accrued liabilities and other payables of $175,913, and payments of lease liabilities of $25,694, partly offset by cash inflows from accounts receivable from related party of $122,865, a reduction in from inventory of $55,996, a reduction in security deposits of $423, increases in unearned revenue of $2,297, and an increase in accounts payable to related parties of $5,569.

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

Net cash used in investing activities

For the three months ended March 31, 2025 and 2024, net cash used in investing activities was $nil and $41,053, respectively. For the three months ended March 31, 2024, net cash used in investing activities including $41,053 for the purchase of fixed assets.

Net cash provided by financing activities

For the three months ended March 31, 2025 and 2024, net cash provided by financing activities was $676,398 and $383,802, respectively. For the three months ended March 31, 2025, net cash provided by financing activities was the result of proceeds from advances from related parties of $1,421,841, which was partly offset by repayments of loans due related parties of $530,559 and repayment of a government grant of $214,884. For the three months ended March 31, 2024, net cash provided by financing activities was the result of proceeds from advances from related parties of $555,991 which was partly offset by repayment to related parties of $172,189.

Runcangsheng generated a $218,435 loss for the three months ended March 31, 2025. It is likely that Runcangsheng will require additional capital to achieve its short-term operational goals and long-range business plans. Further, we may need additional capital to maintain our other businesses. We may also have to raise additional financing as our working capital requirements are expected to increase in line with the growth of our business. In the past we have funded our operations through proceeds from private placements of equity and advances from our principal shareholder. Should we require capital to fund our business, we intend to finance our business by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders and could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

We are subject to all of the substantial risks inherent in the development of a new business enterprise within extremely competitive industries. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy. Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of our business model is unproven. We may never achieve profitable operations. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth. As a result of the emerging nature of the market in which we compete, we may incur operating losses until such time as we can develop a substantial and stable revenue base. Additional development expenses may delay or negatively impact our ability to generate profits. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve or sustain profitability, or continue as a going concern.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our unaudited condensed consolidated financial statements, we believe the following accounting policies are the most critical to assist you in fully understanding and evaluating this management discussion and analysis.

Accounts Receivable

We maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2025 and December 31, 2024, the bad debt allowance was $85,947 and $52,669, respectively.

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

Income Taxes—Valuation of Deferred Tax Assets

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as from net operating losses and tax credits. We evaluate the recoverability of deferred tax assets by assessing all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. A valuation allowance is established if it is more likely than not that all or a portion of deferred tax assets will not be realized. The determination of whether a valuation allowance should be established, as well as the amount of allowance, requires significant judgment and estimates, including estimates of future earnings. Accordingly, the valuation of our net deferred tax assets is a critical accounting estimate. In evaluating the realizability of our net deferred tax assets, we perform an assessment each reporting period of both positive and negative evidence. As of December 31, 2024, we maintained a full valuation allowance against our net deferred tax assets resulting from net operating loss carryforwards. We determined it was more likely than not that our deferred tax assets would not be realized.

Recoverability of Long-Lived Assets

We evaluate the recoverability of long-lived assets, whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. We group and evaluate these long-lived assets for impairment at the lowest level at which individual cash flows can be identified. If indicators of impairment are present, we first compare the carrying amount of the asset group to the estimated future cash flows associated with the asset group (undiscounted). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group’s estimated future cash flows (discounted). If required, an impairment loss is recorded for the portion of the asset group’s carrying value that exceeds the asset group’s estimated future cash flows (discounted).

The long-lived asset impairment loss calculation contains uncertainty since management must use judgment to estimate each asset group’s future sales, profitability and cash flows. When preparing these estimates, we consider historical results and current operating trends and consolidates sales, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including general economic and regulatory conditions, and the continued efforts of competitors to gain market share and consumer spending patterns.

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

At March 31, 2025, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2025, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our 2024 Form 10-K, which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2024 Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2025, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

AIXIN LIFE INTERNATIONAL, INC.

Dated: June 27, 2025	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

