Form 10-Q
period 2025-06-30
AiXin Life International, Inc.
filed 2025-08-20
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Chengdu City, Sichuan Province, China 610021

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of August 19, 2025, there were outstanding 24,999,834 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

June 30, 2025

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

PART I - FINANCIAL INFORMATION

AIXIN LIFE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	December 31,
	2025	2024
	(Unaudited)

Assets
Current assets
Cash and equivalents	$29,621	$62,310
Accounts receivable	118,847	153,378
Accounts receivable - related parties	440,824	515,087
Other receivables and prepaid expenses	127,566	127,912
Advances to suppliers	41,153	37,247
Prepaid expenses – related parties	8,138	-
Inventory, net	391,164	503,990
Due from related parties	3,350	53,784
Total current assets	1,160,663	1,453,708

Property and equipment, net	757,085	1,493,325
Intangible assets, net	3,649	4,514
Long term prepaid expenses	1,879	4,051
Operating lease right-of-use assets	1,423,433	1,450,762
Total assets	$3,346,709	$4,406,360

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$670,449	$781,695
Accounts payable - related parties	61,857	82,928
Unearned revenue	117,482	127,646
Unearned revenue - related party	188,362	-
Taxes payable	74,714	103,945
Accrued liabilities and other payables	1,439,881	2,579,182
Government grant	310,062	733,721
Operating lease liabilities	179,134	108,282
Due to related parties	4,541,916	2,957,472
Total current liabilities	7,583,857	7,474,871
Operating lease liabilities - non-current	1,212,793	1,213,892
Total liabilities	8,796,650	8,688,763

Stockholders’ deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued or outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 24,999,834 shares issued or outstanding as of June 30, 2025 and December 31, 2024	250	250
Additional paid in capital	15,276,550	15,276,550
Statutory reserve	151,988	151,988
Accumulated deficit	(21,061,946)	(19,988,733)
Accumulated other comprehensive income	183,217	277,542
Total stockholders’ deficit	(5,449,941)	(4,282,403)

Total liabilities and stockholders’ deficit	$3,346,709	$4,406,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Sales revenue
Direct sales	$31,337	$357,013	$51,968	$522,762
Pharmacies	26,441	256,713	62,407	497,831
Hotel	112,377	120,097	193,083	274,562
Manufacture and Sale	290,774	598,827	552,302	889,054
Total revenue, net	460,929	1,332,650	859,760	2,184,209

Operating costs and expenses
Cost of sales	290,675	480,089	603,674	807,900
Hotel operating costs	254,382	364,110	525,202	825,189
Selling expenses	185,796	186,541	261,496	408,774
General and administrative expenses	540,700	477,850	962,497	846,647
Stock-based compensation	-	92,885	-	185,770
Total operating costs and expenses	1,271,553	1,601,475	2,352,869	3,074,280

Loss from operations	(810,624)	(268,825)	(1,493,109)	(890,071)

Non-operating (expenses) income
Interest income (expense)	(3,926)	197	(9,023)	311
Other income	481,102	95,386	481,102	114,188
Other expenses	(17,829)	(3,015)	(51,134)	(4,285)
Total non-operating (expenses) income, net	459,347	92,568	420,945	110,214

Loss before income tax	(351,277)	(176,257)	(1,072,164)	(779,857)

Income tax expense	228	526	1,049	526

Net loss	(351,505)	(176,783)	(1,073,213)	(780,383)

Other comprehensive items
Foreign currency translation gain (loss)	(67,632)	19,428	(94,325)	52,948

Comprehensive loss	$(419,137)	$(157,355)	$(1,167,538)	$(727,435)

Loss per share of common stock - basic and diluted	$(0.014)	$(0.007)	$(0.043)	$(0.031)

Weighted average shares outstanding	24,999,834	24,999,834	24,999,834	24,999,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total

Balance at December 31, 2024	24,999,834	$250	$15,276,550	$151,988	$(19,988,733)	$277,542	$(4,282,403)
Net loss	-	-	-	-	(721,708)	-	(721,708)
Foreign currency translation loss	-	-	-	-	-	(26,693)	(26,693)
Balance at March 31, 2025	24,999,834	250	15,276,550	151,988	(20,710,441)	250,849	(5,030,804)
Net loss	-	-	-	-	(351,505)	-	(351,505)
Foreign currency translation loss	-	-	-	-	-	(67,632)	(67,632)
Balance at June 30, 2025	24,999,834	$250	$15,276,550	$151,988	$(21,061,946)	$183,217	$(5,449,941)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total

Balance at December 31, 2023	24,999,834	$250	$14,975,423	$151,988	$(17,220,392)	$181,150	$(1,911,581)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(603,600)	-	(603,600)
Foreign currency translation gain	-	-	-	-	-	33,520	33,520
Balance at March 31, 2024	24,999,834	250	15,068,308	151,988	(17,823,992)	214,670	(2,388,776)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(176,783)	-	(176,783)
Foreign currency translation gain	-	-	-	-	-	19,428	19,428
Balance at June 30, 2024	24,999,834	$250	$15,161,193	$151,988	$(18,000,775)	$234,098	$(2,453,246)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,073,213)	$(780,383)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144,888	200,828
Bad debts provision (reversal)	(4,765)	8,265
Loss (gain) on disposal of fixed assets	(463,497)	1,143
Inventory impairment	200	582
Operating lease expense	125,121	335,351
Stock based compensation	-	185,770
Government grant income	-	(86,209)
Changes in assets and liabilities:
Accounts receivable	41,743	18,671
Accounts receivable - related parties	82,989	(99,411)
Other receivables and prepaid expenses	2,785	(33,481)
Advances to suppliers	(3,161)	143,430
Prepaid expense - related party	(8,038)	(28,318)
Inventory	120,672	(53,521)
Security deposit	2,221	82,952
Accounts payable	(124,507)	115,961
Accounts payable - related parties	(22,364)	(1,748)
Unearned revenue	(12,427)	81,984
Unearned revenue - related party	186,050	-
Taxes payable	(30,817)	65,236
Accrued liabilities and other payables	(87,529)	44,209
Operating lease liability	(26,828)	(549,641)
Net cash used in operating activities	(1,150,477)	(348,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,227)	(237,283)
Cash received on disposal of fixed assets	-	88
Purchase of intangible asset	-	(2,772)
Net cash used in investing activities	(11,227)	(239,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	2,301,491	710,341
Repayment to related parties	(740,976)	-
Proceeds from government grant	-	86,209
Repayment of government grant	(432,188)	-
Net cash provided by financing activities	1,128,327	796,550

EFFECT OF EXCHANGE RATE CHANGE ON CASH	688	(12,243)

NET INCREASE (DECREASE) IN CASH	(32,689)	196,010

CASH, BEGINNING OF PERIOD	62,310	466,966

CASH, END OF PERIOD	$29,621	$662,976

Supplemental Cash flow data:
Income tax paid	$1,190	$526
Interest paid	$-	$-

Supplemental disclosure of noncash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$70,984	$-

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

The Company incurred a net loss of $351,505 and $176,783 for the three months ended June 30, 2025 and 2024, and $1,073,213 and $780,383 for the six months ended June 30, 2025 and 2024, respectively, and used net cash in operating activities of $1,150,477 and $348,330 for the six months ended June 30, 2025 and 2024, respectively, and has a working capital deficit of $6,423,194 as of June 30, 2025.  These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. From January 1, 2025 through June 30, 2025, the Company’s cash and cash equivalents decreased from $62,310 to $29,621 mainly due to an increase in cash outflow from operating activities.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of AiXinZhonghong, Aixin Shangyan Hotel, Aixintang Pharmacies, and Runcangsheng is the Chinese Renminbi (“RMB”). The accompanying consolidated financial statements are translated from RMB and presented in U.S. dollars (“USD”). Operating results for the three and six months ended June 30, 2025 are not necessarily indicate of the results that may be expected for the period ending December 31, 2025 or any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on the Form 10-K filed with the SEC on May 7, 2025.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2025 and December 31, 2024, the bad debt allowance was $48,842 and $52,669, respectively.

The following table summarizes the activity related to the Company’s accounts receivable allowance for doubtful accounts for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024

Beginning balance	$52,669	$80,640
Provision for (Reversal of) bad debts	(4,765)	8,265
Effect of translation	938	(1,916)
Ending balance	$48,842	$86,989

Inventories

Inventories mainly consist of health supplements, drugs, pharmaceutical and nutritional products, food and beverage, hotel supplies and consumables, and raw materials. Inventories are valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded inventory impairment of $200 and $582 for the six months ended June 30, 2025 and 2024, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2025 and December 31, 2024, there were no significant impairments of its long-lived assets.

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

At June 30, 2025 and December 31, 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is covered by insurance up to RMB 500,000 ($68,450) per bank. As of June 30, 2025 and December 31, 2024, the Company has uninsured deposits in banks of $nil held in the PRC.

The Company has not experienced any losses in such accounts and believes they are not exposed to any risks on its cash in these bank accounts.

During the three and six months ended June 30, 2025, the Company had one customer that accounted for 44% and 44% of its total revenue. Net sales for this customer amounted to $203,725 and $381,638 during the three and six months ended June 30, 2025.

During the three and six months ended June 30, 2024, the Company had one customer that accounted for 30% and 21% of its total revenue, respectively. Net sales for the customer amounted to $406,200 and $460,291 during the three and six months ended June 30, 2024, respectively.

During the three months ended June 30, 2025, the Company had two major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the three months ended June 30, 2025	% of total purchase
A	$78,515	31%
E	25,695	10%

During the six months ended June 30, 2025, the Company had two major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the six months ended June 30, 2025	% of total purchase
A	$166,615	29%
D	59,992	11%

During the three months ended June 30, 2024, the Company had two major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the three months ended June 30, 2024	% of total purchase
A	$139,702	28%
B*	66,891	13%

During the six months ended June 30, 2024, the Company had two major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the six months ended June 30, 2024	% of total purchase
A	$184,622	21%
B*	137,078	15%

*	CEO owns this entity with 100% ownership

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of June 30, 2025 and December 31, 2024. Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the unaudited condensed consolidated balance sheets.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accrued liabilities and accounts payable, approximate their fair value due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. Unless otherwise disclosed, the fair value of the Company’s cash, accounts receivable, inventories, advances to suppliers, prepaid expenses and other current assets, accounts payable, unearned revenue accrued expenses and other current liabilities, taxes payable and due to related parties, approximate the fair value of the respective assets and liabilities as of June 30, 2025 and December 31, 2024 based upon the short-term nature of the assets and liabilities.

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

As of June 30, 2025 and December 31, 2024, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 consisted of net income (loss) and foreign currency translation adjustments.

Translation of amounts from RMB into USD has been made at the following exchange rates as of June 30, 2025 and December 31, 2024 and for the six months ended June 30, 2025 and 2024.

	June 30, 2025	June 30, 2024	December 31, 2024
Period/year-end RMB:USD exchange rate	7.1636	7.2672	7.2993
Period/annual average RMB:USD exchange rate	7.2526	7.2150	7.1957

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

As of June 30, 2025 and December 31, 2024, the Company did not have any potentially dilutive instruments.

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

The following table shows the Company’s operations by business segment for the three months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,
	2025	2024
Net revenue
Direct sales	$31,337	$357,013
Pharmacy	26,441	256,713
Hotel	112,377	120,097
Manufacture and sale	290,774	598,827
Total revenues, net	$460,929	$1,332,650

Operating costs and expenses
Direct sales
Cost of sales	$1,199	$27,033
Operating expenses	462,531	417,513
Pharmacy
Cost of sales	17,574	71,919
Operating expenses	71,155	108,194
Hotel
Hotel operating costs	254,383	364,110
Operating expenses	89,202	84,830
Manufacture and sale
Cost of sales	271,902	381,137
Operating expenses	103,607	146,739
Total operating costs and expenses	$1,271,553	$1,601,475

Income (loss) from operations
Direct sales	$(432,394)	$(87,533)
Pharmacy	(62,228)	76,600
Hotel	(231,207)	(328,843)
Manufacture and sale	(84,735)	70,951
Loss from operations	$(810,624)	$(268,825)

The following table shows the Company’s operations by business segment for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30,
	2025	2024
Net revenue
Direct sales	$51,968	$522,762
Pharmacy	62,407	497,831
Hotel	193,083	274,562
Manufacture and sale	552,302	889,054
Total revenues, net	859,760	2,184,209

Operating costs and expenses
Direct sales
Cost of sales	$6,966	$46,741
Operating expenses	651,100	789,569
Pharmacy
Cost of sales	41,625	152,093
Operating expenses	155,294	219,064
Hotel
Hotel operating costs	525,202	825,189
Operating expenses	149,971	156,707
Manufacture and sale
Cost of sales	555,083	609,066
Operating expenses	267,628	275,851
Total operating costs and expenses	$2,352,869	$3,074,280

Income (loss) from operations
Direct sales	$(606,098)	$(313,548)
Pharmacy	(134,512)	126,674
Hotel	(482,090)	(707,334)
Manufacture and sale	(270,409)	4,137
Loss from operations	$(1,493,109)	$(890,071)

The following table shows the Company’s assets by business segment as of June 30, 2025 and December 31, 2024.

Segment assets	As of June 30, 2025	As of December 31, 2024
Direct sales	$350,227	$508,005
Pharmacy	424,965	260,937
Hotel	1,552,456	1,578,367
Manufacture and sale	1,019,061	2,059,051
Total assets	$3,346,709	$4,406,360

New Accounting Pronouncements

Recently Adopted Accounting Standards

ln December 2023, the FASB issued Accounting Standards Update No.2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3)income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company adopted the ASU in 2025. The adoption did not have a material impact on the financial statements.

In March 2025, the FASB issued ASU 2025-02—Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The amendments in this Update are effective immediately and on a fully retrospective basis to annual periods beginning after December 15, 2024. The Company adopted the ASU in 2025. The adoption did not have a material impact on the financial statements.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. Early adoption is permitted. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

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

3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Deposits	$90,302	$48,678
Prepaid expenses	872	6,702
Employees’ social insurance	10,351	18,350
Others	28,001	54,182
Total	$129,526	$127,912
Less: bad debt allowance	1,960	-
Total other receivables and prepaid expenses, net	$127,566	$127,912
Long-term prepaid expenses	$1,879	$4,051

4. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $41,153 and $37,247 as of June 30, 2025 and December 31, 2024, respectively. Advances to suppliers primarily include prepayments for products and equipment expected to be delivered subsequent to balance sheet dates. Due to their short-term nature, advances to suppliers are usually satisfied within 12 months.

5. INVENTORIES

Inventories consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Raw material	$142,203	$260,024
Drugs, pharmaceutical and nutritional products	297,170	293,159
Food and beverage, hotel supplies and consumables	42,365	40,156
Total	481,738	593,339
Less: reserve for inventory	90,574	89,349
Total inventories, net	$391,164	$503,990

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Vehicles	$448,596	$440,256
Office equipment	112,415	99,170
Machinery equipment	975,048	1,429,230
Leasehold improvements	983,334	1,129,681
Total	2,519,393	3,098,337
Less: Accumulated depreciation	(1,762,308)	(1,605,012)
Property and equipment, net	$757,085	$1,493,325

Depreciation expense for the three months ended March 31, 2025 and 2024 was $52,106 and $94,114, respectively.

Depreciation expense for the six months ended June 30, 2025 and 2024 was $143,949 and $199,956, respectively.

7. INTANGIBLE ASSETS, NET

Intangible asset consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Software	$8,174	$5,919
Less: Accumulated amortization	(4,525)	(1,405)
Intangible asset, net	$3,649	$4,514

Amortization expense for the three months ended June 30, 2025 and 2024 was $506 and $415, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 was $939 and $872, respectively. At June 30, 2025, estimated amortization expense for each of the next five years is as follows: $879, $1,110, $906, $754 and $nil.

8. TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Value-added	$33,140	$57,647
Income	29,769	29,216
City construction	-	4,703
Education	-	3,367
Other tax payable	11,805	9,012
Taxes payable	$74,714	$103,945

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Accrued employees’ social insurance	$120,613	$161,342
Accrued payroll and commission	889,929	746,183
Construction payable	37,114	1,124,230
Accrued professional fees	168,163	342,568
Other payables	224,062	204,859
Total	$1,439,881	$2,579,182

10. GOVERNMENT GRANT

On December 1, 2021, the Company and Luquan Yizu Miaozu Autonomous County People’s Government (“the People’s Government”) entered a cooperation agreement with a term of 10 years. According to the agreement, the People’s Government was to contribute RMB 8,000,000 ($1,194,400) as a one-time payment to the Company for deep processing of Chinese herbs. The Company can retain the contributed amount at the end of the cooperation term if it passes the performance assessment by the People’s Government; otherwise, it will return the full proceeds received plus a 20% penalty. As of June 30, 2025 and December 31, 2024, the Company had $310,062 and $733,721 from the People’s Government. The Company plans to return the funds to the People’s Government because it is not the full amount the Peoples’ Government promised to contribute. For the three months ended June 30, 2025 and 2024, the Company returned $217,304 and $nil to the Peoples’ Government. For the six months ended June 30, 2025 and 2024, the Company returned $432,188 and $nil to the Peoples’ Government.

11. LEASE

AiXinZhonghong leases its office. The lease has a remaining lease term of approximately 2.90 years.

Aixin Shangyan Hotel leases its hotel premises under an operating lease arrangement. The lease has a remaining lease terms of approximately 8.92 years.

Aixintang Pharmacies lease retail pharmacy stores under operating lease arrangements, with remaining lease terms of 0.85 to 4.98 years.

Runcangsheng leases its office under an operating lease arrangement. The lease was expired as of December 31, 2023. In January 2024, the lease was renewed with an expiration date of December 31, 2024. The lease was renewed for another year to December 31, 2025.

Balance sheet information related to the Company’s leases is presented below:

	June 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$1,423,433	$1,450,762

Operating lease liabilities – current	179,134	108,282
Operating lease liability – non-current	1,212,793	1,213,892
Total operating lease liabilities	$1,391,927	$1,322,174

The following provides details of the Company’s lease expenses:

	Three Months Ended June 30,
	2025	2024
Operating lease expenses	$54,180	$102,281

	Six Months Ended June 30,
	2025	2024
Operating lease expenses	$125,121	$335,351

Other information related to leases is presented below:

	Six Months Ended June 30,
	2025	2024
Cash Paid for Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$26,828	$549,641

Weighted Average Remaining Lease Term As of June 30, 2025 and June 30, 2024:
Operating leases	8.26 years	8.72 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.89%

As of June 30, 2025, the five-year maturity of the Company’s operating lease liabilities was as following:

For the year ending June 30:
2026	$239,761
2027	183,468
2028	181,473
2029	175,491
2030	183,468
Thereafter	729,241
Total lease payments	1,692,902
Less: imputed interest	(300,975)
Total lease liabilities	1,391,927
Less: current portion	(179,134)
Lease liabilities – non-current portion	$1,212,793

12. RELATED PARTY TRANSACTIONS

Accounts receivable – related parties

Accounts receivable – related party consisted of the following as of the periods indicated:

	June 30, 2025	December 31, 2024
Chengdu Lisheng Huiren Pharmacy Co., Ltd.	147,853	144,331
Chengdu Cigu Foshou Pharmacy Co., Ltd.	-	22
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	19,822	22,632
Sichuan Yunxitang Pharmacy Co., Ltd.	-	868
Shengcaofeng Health Industry (Yunnan) Co., Ltd.	-	137,010
Chengdu Aixin International Travel Service Co., Ltd.	273,149	210,224
Total	$440,824	$515,087

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company.

Sales revenue – related party

Sales revenue – related party consisted of the following for the periods indicated:

	Three Months Ended June 30,
	2025	2024
Shengcaofeng Health Industry (Yunnan) Co., Ltd	203,725	-
Chengdu Aixin International Travel Service Co., Ltd	3,503	7,168
Total	$207,228	$7,168

	Six Months Ended June 30,
	2025	2024
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	$-	$19,943
Shengcaofeng Health Industry (Yunnan) Co., Ltd	381,638	-
Chengdu Lisheng Huiren Pharmacy Co., Ltd.	741	-
Chengdu Aixin International Travel Service Co., Ltd	3,558	13,611
Total	$385,937	$33,554

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company.

Purchase – related party

Purchase – related party consisted of the following for the periods indicated:

	Three Months Ended June 30,
	2025	2024
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	$16,231	$66,891
Sichuan Yunxitang Pharmacy Co., Ltd	80	-
Chengdu Heshengyuan Pharmacy Co., Ltd	352	-
Chengdu Cigu Foshou Pharmacy Co., Ltd.	259	-
Total	$16,922	$66,891

	Six Months Ended June 30,
	2025	2024
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	$23,693	$137,078
Sichuan Yunxitang Pharmacy Co., Ltd	118	-
Chengdu Heshengyuan Pharmacy Co., Ltd	1,608
Chengdu Cigu Foshou Pharmacy Co., Ltd	298	-
Total	$25,717	$137,078

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company.

Accounts payable – related parties

Accounts payable – related party consisted of the following as of the periods indicated:

	June 30, 2025	December 31, 2024
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	$54,148	$75,474
Shengcaofeng Health Industry (Yunnan) Co., Ltd.	-	1,206
Sichuan Yunxitang Pharmacy Co., Ltd.	270	370
Chengdu Heshengyuan Pharmacy Co., Ltd.	3,271	1,529
Chengdu Cigu Foshou Pharmacy Co., Ltd.	4,168	4,349
Total	$61,857	$82,928

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company.

Prepaid expenses– related parties

Prepaid expenses – related parties consisted of the following as of the periods indicated:

	June 30, 2025	December 31, 2024
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	$7,176	$-
Sichuan Yunxitang Pharmacy Co., Ltd.	840	-
Chengdu Heshengyuan Pharmacy Co., Ltd.	100	-
Chengdu Cigu Foshou Pharmacy Co., Ltd.	22	-
Total	$8,138	$-

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life).

Unearned revenue - related party

Unearned revenue - related party consisted of $188,362 advance payment from Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company.

Due from related parties

Due from related parties consisted of the following as of the periods indicated:

	June 30, 2025	December 31, 2024
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$-	$547
Chengdu Fuxiangtang Pharmacy Co., Ltd.	-	82
Chengdu Wenjiang District Heneng Hupu Pharmacy Co., Ltd.	-	685
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	1,712	-
Chengdu Cigu Foshou Pharmacy Co., Ltd.	242	-
Sichuan Aixin Investment Co. Ltd.	279	274
Chengdu Lisheng Huiren Pharmacy Co., Ltd.	1,117	1,132
Xiaoyan Zhou	-	2,055
Huiliang Jiao	-	49,009
Total	$3,350	$53,784

Due to related parties

Due to related parties consisted of the following as of the periods indicated:

	June 30, 2025	December 31, 2024
Quanzhong Lin	$4,357,059	$2,952,403
Huiliang Jiao	160,851	-
Mianyang Aixin Cunshan Pharmacy Co. Ltd.	140	121
Xiaoyan Zhou	14,657
Chengdu Lisheng Huiren Pharmacy Co., Ltd	65
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	3,453	-
Yuefu Restaurant	649	-
Chengdu Aixin International Travel Service Co., Ltd.	5,042	4,948
Total	$4,541,916	$2,957,472

The amounts due from related parties and due to related parties described above were for working capital purposes, payable on demand, and bear no interest. The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life). Mr. Huiliang Jiao is a Director of the Company. Xiaoyan Zhou is the wife of Huiliang Jiao.

13. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the three and six months ended June 30, 2025 and 2024, and recorded an income tax provision for each of the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three and six months ended June 30, 2025 and 2024, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

14. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 20,000,000 shares preferred stock at $0.001 par value per share and 500,000,000 shares of common stock at $.00001 par value per share.

As of June 30, 2025 and December 31, 2024, the Company had 24,999,834 common shares issued and outstanding, and no outstanding shares of preferred stock.

Stock Awards Issued for Services

On October 22, 2019, the Company granted and issued 18,750 shares to its employees and contractors under its 2019 Equity Incentive Plan. The stock awards were valued at $337,500 based on the post-split closing price of $18 on the grant date.

On October 24, 2019, the Company granted and issued 275,000 shares to its employees and contractors under its 2019 Equity Incentive Plan. The stock awards were valued at $1,520,200 based on the post-split closing price of $5.528 on the grant date. There are no unissued shares remaining under the Company’s 2019 Equity Incentive Plan.

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

For the three months ended June 30, 2025 and 2024, stock-based compensation expenses were $nil and $92,885, respectively. For the six months ended June 30, 2025 and 2024, stock-based compensation expenses were $nil and $185,770, respectively.

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the three and six months ended June 30, 2025 and 2024, the Company made $0 and $0 contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the three and six months ended June 30, 2025 and 2024.

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

The Company incurred a net loss of $351,505 and $176,783 for the three months ended June 30, 2025 and 2024, and $1,073,213 and $780,383 for the six months ended June 30, 2025 and 2024, respectively, and used net cash in operating activities of $1,150,477 and $348,330 for the six months ended June 30, 2025 and 2024, respectively. The Company also had a working capital deficit of $6,423,194 as of June 30, 2025. These facts and conditions raise substantial doubt about our ability to continue as a going concern. From January 1, 2025 through June 30, 2025, our cash and cash equivalents decreased from $62,310 to $29,621 mainly due to an increase in cash outflow from operating activities.

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

Results of Operations

Three Months ended June 30, 2025 and 2024

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended June 30,
	2025		2024
	$	% of Revenue	$	% of Revenue
Revenue	$460,929	100%	$1,332,650	100%
Operating costs and expenses	1,271,553	276%	1,601,475	120%
Loss from operations	(810,624)	(176)%	(268,825)	(20)%
Non-operating income, net	459,347	100%	92,568	7%
Loss before income tax	(351,277)	(76)%	(176,257)	(13)%
Income tax expense	228	-%	526	-%
Net loss	$(351,505)	(76)%	$(176,783)	(13)%

The following table shows the Company’s operations by business segment for the three months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,
	2025	2024
Net revenue
Direct sales	$31,337	$357,013
Pharmacy	26,441	256,713
Hotel	112,377	120,097
Manufacture and sale	290,774	598,827
Total revenues, net	$460,929	$1,332,650

Operating costs and expenses
Direct sales
Cost of sales	$1,199	$27,033
Operating expenses	462,531	417,513
Pharmacy
Cost of sales	17,574	71,919
Operating expenses	71,155	108,194
Hotel
Hotel operating costs	254,383	364,110
Operating expenses	89,202	84,830
Manufacture and sale
Cost of sales	271,902	381,137
Operating expenses	103,607	146,739
Total operating costs and expenses	$1,271,553	$1,601,475

Income (loss) from operations
Direct sales	$(432,394)	$(87,533)
Pharmacy	(62,228)	76,600
Hotel	(231,207)	(328,843)
Manufacture and sale	(84,735)	70,951
Loss from operations	$(810,624)	$(268,825)

Revenue

Revenue was $460,929 in the three months ended June 30, 2025, compared to $1,332,650 in 2024, a decrease of $871,721 or 65%. For the three months ended June 30, 2025, we had $348,552 in product revenues, a decrease of $864,001 from 2024 in which product revenues were $1,212,553. Of our product revenues in 2025, $31,337 were from direct sales, a decrease of $325,676 or 91% from 2024, $26,441 were from sales at our pharmacies, a decrease of $230,272 or 90% from 2024, and $290,774 from sales by manufacture and sales, a decrease of $308,053 or 51% from 2024. In 2025, we had hotel revenue of $112,377, a decrease of $7,720 or 6% from 2024.

Direct Sales

Our direct products sales revenue was $31,337 for the three months ended June 30, 2025, compared with $357,013 in the same period of 2024, representing a decrease of $325,676 or 91%. Our direct sales revenue as a percentage of our total revenue was 7% for 2025, compared to 27% for 2024. The decrease in direct sales revenue was mainly due to the economic downturn as marketing and promotional activities became more challenging compared to last year.

Pharmacy

Our pharmacy revenue was $26,441 for the three months ended June 30, 2025, compared with $256,713 in the same period of 2024, representing a decrease of $230,272 or 90%. Our pharmacy revenue as a percentage of our total revenue was 6% for 2025, compared to 19% for 2024. The decrease in revenue was mainly due to the economic downturn as marketing and promotional activities did not generate anticipated revenues, as well as the convenience of online shopping leading to decreased sales in physical stores.

Hotel

Our hotel revenue was $112,377 for the three months ended June 30, 2025, compared with $120,097 for the same period of 2024, representing a decrease of $7,720 or 6%. Our hotel revenue as a percentage of our total revenue was 24% for 2025, compared to 9% for 2024. Our hotel revenue decreased by $7,720 due to the economic downturn and the slowdown in the catering industry.

Manufacture and Sale

Our manufacture and sales revenues were $290,774 for the three months ended June 30, 2025, compared with $598,827 for the same period of 2024, representing a decrease of $308,053 or 51%. Our manufacture and sales revenue as a percentage of total revenue was 63% for the three months ended June 30, 2025, compared to 45% for the same period of 2024. The decrease in manufacture and sales revenue was mainly due to the economic downturn as marketing and promotional activities become more challenging compared to last year.

Operating Costs and Expenses

Cost of Sales

Cost of sales was $290,675 for the three months ended June 30, 2025, compared to $480,089 for 2024, a decrease of $189,414 or 39%. The decrease in cost of sales was attributable to the decrease in sales.

Direct sales

The cost of sales for our direct sales was $1,199 for 2025, compared with $27,033 for 2024, representing a decrease of $25,834 or 96%. The cost of sales for direct sales as a percentage of our direct sales was 4% for the three months ended June 30, 2025, compared to 8% for the same period of 2024. The decrease in cost of sales was primarily driven by the decrease in sales.

Pharmacy

The cost of sales at our pharmacies was $17,574 for 2025, compared with $71,919 for 2024, representing a decrease of $54,345 or 76%. The cost of sales at our pharmacies as a percentage of pharmacy product sales was 66% for the three months ended June 30, 2025, compared to 28% for the same period of 2024. The decrease in cost of sales was mainly due to the decrease in sales. Moreover, certain promotional activities, such as price discounts, caused an increase in percentage of our revenues represented by the cost of goods sold.

Manufacture and Sale

The cost of sales at our manufacture and sales segment was $271,902 for 2025, compared with $381,137 for 2024, representing a decrease of $109,235 or 29%. The cost of sales for our manufacture and sale segment as a percentage of sales was 94% for 2025, compared to 64% for 2024. The primary reason for the decrease in cost of sales was due to decreased sales.

Hotel Operating Costs

Hotel operating costs were $254,383 and $364,110 for three months ended June 30, 2025 and 2024, respectively, representing a decrease of $109,727 or 30%.

Operating Expenses

Operating expenses were $726,496 for the three months ended June 30, 2025, compared to $757,276 for 2024, a decrease of $30,781 or 4%. The decrease in operating expenses was mainly due to the decreased stock-based compensation expense and decreased depreciation expense.

Loss from Operations

Loss from operations was $810,624 in the three months ended June 30, 2025, compared to $268,825 in 2024, an increase of $541,799 or 202%. The increase in our loss from operations for 2025 was due to the increased losses in our pharmacy segment of approximately $138,888, increased losses in direct sales of $344,861 and in our manufacture and sales segment of $155,686, partially offset by decreased losses in our hotel segment of by $97,636.

Non-operating Income

Non-operating income was $459,347 for the three months ended June 30, 2025, compared to $92,568 for 2024. For the three months ended June 30, 2025, we had interest expense of $3,926 and other income of $463,273 which mainly consist of gain on disposal of fixed assets. For the three months ended June 30, 2024, we had interest income of $197 and other income of $95,386 mainly government grant income of $86,209, partly offset by other expenses of $3,015.

Income Tax Expense

Income tax expense was $228 and $526 for the three months ended June 30, 2025 and 2024, respectively, decrease of $298 or 57%.

Net Loss

Our net loss for the three months ended June 30, 2025 was $351,505, compared to a net loss of $176,783 for 2024, an increase of $174,722 or 99%. The increase in our net loss was mainly due to decreased sales which was partly offset by increased other income.

Six Months ended June 30, 2025 and 2024

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Six Months Ended June 30,
	2025		2024
	$	% of Revenue	$	% of Revenue
Revenue	$859,760	100%	$2,184,209	100%
Operating costs and expenses	2,352,869	274%	3,074,280	141%
Loss from operations	(1,493,109)	(174)%	(890,071)	(41)%
Non-operating income , net	420,945	49%	110,214	5%
Loss before income tax	(1,072,164)	(125)%	(779,857)	(36)%
Income tax expense	1,049	-%	526	-%
Net loss	$(1,073,213)	(125)%	$(780,383)	(36)%

The following table shows the Company’s operations by business segment for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30,
	2025	2024
Net revenue
Direct sales	$51,968	$522,762
Pharmacy	62,407	497,831
Hotel	193,083	274,562
Manufacture and sale	552,302	889,054
Total revenues, net	859,760	2,184,209

Operating costs and expenses
Direct sales
Cost of sales	$6,967	$46,741
Operating expenses	651,099	789,569
Pharmacy
Cost of sales	41,625	152,093
Operating expenses	155,294	219,064
Hotel
Hotel operating costs	525,202	825,189
Operating expenses	149,971	156,707
Manufacture and sale
Cost of sales	555,083	609,066
Operating expenses	267,628	275,851
Total operating costs and expenses	$2,352,869	$3,074,280

Income (loss) from operations
Direct sales	$(606,098)	$(313,548)
Pharmacy	(134,512)	126,674
Hotel	(482,090)	(707,334)
Manufacture and sale	(270,409)	4,137
Loss from operations	$(1,493,109)	$(890,071)

Revenue

Revenue was $859,760 in the six months ended June 30, 2025, compared to $2,184,209 in 2024, a decrease of $1,324,449 or 61%. For the six months ended June 30, 2025, we had $666,676 in product revenues a decrease of $1,242,971 from 2024 in which product revenues were $1,909,647. Of our product revenues in 2025, $51,968 were from direct sales, a decrease of $470,794 or 90% from 2024, $62,407 were from sales at our pharmacies, a decrease of $435,424 or 87% from 2024, and $552,302 from sales by manufacture and sales, a decrease of $336,752 or 38% from 2024. In 2025, we had hotel revenue of $193,083, a decrease of $81,479 or 30% from 2024.

Direct Sales

Our direct products sales revenue was $51,968 for the six months ended June 30, 2025, compared with $522,762 in the same period of 2024, representing a decrease of $470,794 or 90%. Our direct sales revenue as a percentage of our total revenue was 6% for 2025, compared to 24% for 2024. The decrease in direct sales revenue was mainly due to the economic downturn as marketing and promotional activities became more challenging compared to last year.

Pharmacy

Our pharmacy revenue was $62,407 for the six months ended June 30, 2025, compared with $497,831 in the same period of 2024, representing a decrease of $435,424 or 87%. Our pharmacy revenue as a percentage of our total revenue was 7% for 2025, compared to 23% for 2024. The decrease in revenue was mainly due to the economic downturn as marketing and promotional activities did not generate anticipated revenues, as well as the convenience of online shopping leading to decreased sales in physical stores.

Hotel

Our hotel revenue was $193,083 for the six months ended June 30, 2025, compared with $274,562 for the same period of 2024, representing a decrease of $81,479 or 30%. Our hotel revenue as a percentage of our total revenue was 22% for 2025, compared to 13% for 2024. Our hotel revenue decreased by $81,479 due to the economic downturn and the slowdown in the catering industry.

Manufacture and Sale

Our manufacture and sales revenues were $552,302 for the six months ended June 30, 2025, compared with $889,054 for the same period of 2024, representing a decrease of $336,752 or 38%. Our manufacture and sales revenue as a percentage of total revenue was 64% for the six months ended June 30, 2025, compared to 41% for the same period of 2024. The decrease in manufacture and sales revenue was mainly due to the economic downturn as marketing and promotional activities become more challenging compared to last year.

Operating Costs and Expenses

Cost of Sales

Cost of sales was $603,674 for the six months ended June 30, 2025, compared to $807,900 for 2024, a decrease of $204,226 or 25%. The decrease in cost of sales was attributable to the decrease in sales.

Direct sales

The cost of sales for our direct sales was $6,967 for 2025, compared with $46,741 for 2024, representing a decrease of $39,774 or 85%. The cost of sales for direct sales as a percentage of our direct sales was 13% for the six months ended June 30, 2025, compared to 9% for the same period of 2024. The decrease in cost of sales was primarily driven by the decrease in sales. Additionally, during the six months ended June 30, 2025, we sold a large proportion of low profit margin products compared to the same period in 2024.

Pharmacy

The cost of sales at our pharmacies was $41,625 for 2025, compared with $152,093 for 2024, representing a decrease of $110,468 or 73%. The cost of sales at our pharmacies as a percentage of pharmacy product sales was 67% for the six months ended June 30, 2025, compared to 31% for the same period of 2024. The decrease in cost of sales was mainly due to the decrease in sales. Moreover, certain promotional activities, such as price discounts, caused an increase in percentage of our revenues represented by the cost of goods sold.

Manufacture and Sale

The cost of sales at our manufacture and sales segment was $555,083 for 2025, compared with $609,066 for 2024, representing a decrease of $53,983 or 9%. The cost of sales for our manufacture and sale segment as a percentage of sales was 101% for 2025, compared to 69% for 2024. The primary reason for the increase in cost of sales as a percentage of sales was that fixed and constant costs such as rents and depreciation expense remained same while our manufacture activities decreased due to the Chinese New Year holiday, which led to increased unit cost.

Hotel Operating Costs

Hotel operating costs were $525,202 and $825,189 for six months ended June 30, 2025 and 2024, respectively, representing a decrease of $299,987 or 36%. For 2025, our hotel revenue decreased compared to 2024.

Operating Expenses

Operating expenses were $1,223,992 for the six months ended June 30, 2025, compared to $1,441,191 for 2024, a decrease of $217,199 or 15%. The decrease in operating expenses was mainly due to the decreased stock-based compensation expense and decreased depreciation expense.

Loss from Operations

Loss from operations was $1,493,109 in the six months ended June 30, 2025, compared to $890,071 in 2024, an increase of $603,038 or 68%. The increase in our loss from operations for 2025 was due to the increased losses in our pharmacy segment of approximately $261,186, increased losses in our direct sales of $292,550 and in our manufacture and sales segment of $274,546, partially offset by decreased losses in our hotel segment of $225,244.

Non-operating Income

Non-operating income was $420,945 for the six months ended June 30, 2025, compared to $110,214 for 2024. For the six months ended June 30, 2025, we had other income of $481,102 which mainly consist of gain on disposal of fixed assets, partly offset by interest expense of $9,023 and other expenses of $51,134. For the six months ended June 30, 2024, we had interest income of $311 and other income of $114,188 which was mainly the government grant income of $86,209, partly offset by other expenses of $4,285.

Income Tax Expense

Income tax expense was $1,049 and $526 for the six months ended June 30, 2025 and 2024, respectively, increase of $523 or 99%.

Net Loss

Our net loss for the six months ended June 30, 2025 was $1,073,213, compared to a net loss of $780,383 for 2024, an increase of $292,830 or 38%. The increase in our net loss was mainly due to decreased sales, which was partly offset by decreased operating costs and expenses and increased other income.

Liquidity, Capital Resources

During the six months ended June 30, 2025, we used $1,150,477 in operations. As of June 30, 2025, cash and cash equivalents were $29,621, compared to $62,310 as of December 31, 2024. At June 30, 2025, we had a working capital deficit of $6,423,194.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2025 and 2024, respectively.

	June 30, 2025	June 30, 2024
Net cash used in operating activities	$(1,150,477)	$(348,330)
Net cash used in investing activities	$(11,227)	$(239,967)
Net cash provided by financing activities	$1,128,327	$796,550

Net cash used in operating activities

For the six months ended June 30, 2025, net cash used in operating activities was $1,150,477. This reflects our net loss of $1,073,213, adjusted by non-cash related expenses including depreciation and amortization expense of $144,888, a bad debt reversal of $4,765, an inventory impairment of $200, gain on disposal of fixed assets of $463,497, operating lease expenses of $125,121, which was partly offset by a net change in working capital of $120,789. The cash inflow from changes in working capital items mainly resulted from a decrease in accounts receivables of $41,743, a decrease in accounts receivables from related party of $82,989, a decrease in other receivables and prepaid expenses of $2,785, a decrease in inventory of $120,672 , and an increase in unearned revenue from related party of $186,050, partly offset by cash outflow from payments of accounts payable including payment to related party of $146,871, a decrease in advances to suppliers of $12,427, a decrease in taxes payable of $30,817, a decrease in accrued liabilities and other payables of $87,529, and payments of lease liabilities of $26,828.

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

Net cash used in investing activities

For the six months ended June 30, 2025 and 2024, net cash used in investing activities was $11,227 and $239,967, respectively. For the six months ended June 30, 2025, net cash used in investing activities included $11,227 for the purchase of fixed assets. For the six months ended June 30, 2024, net cash used in investing activities included $237,283 for the purchase of fixed assets and $2,772 for the purchase of an intangible assets, which were partly offset by cash received on disposal of fix assets of $88.

Net cash provided by financing activities

For the six months ended June 30, 2025 and 2024, net cash provided by financing activities was $1,128,327 and $796,550, respectively. For the six months ended June 30, 2025, net cash provided by financing activities was the result of proceeds from advances from related parties of $2,301,491, which was partly offset by repayments of loans due related parties of $740,976 and repayment of a government grant of $432,188. For the six months ended June 30, 2024, net cash provided by financing activities was the result of proceeds from advances from related parties of $710,341 and proceeds from a government grant of $86,209.

Runcangsheng generated a $164,847 loss for the six months ended June 30, 2025. It is likely that Runcangsheng will require additional capital to achieve its short-term operational goals and long-range business plans. Further, we may need additional capital to maintain our other businesses. We may also have to raise additional financing as our working capital requirements are expected to increase in line with the growth of our business. In the past we have funded our operations through proceeds from private placements of equity and advances from our principal shareholder. Should we require capital to fund our business, we intend to finance our business by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders and could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act as of June 30, 2025, was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at June 30, 2025, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our 2024 Form 10-K and in the “Risk Factors” section in our registration Statement on Form S-1, as amended on April 15, 2025 (the “Registration Statement”), which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2024 Form 10-K, the Registration Statement, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

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

AIXIN LIFE INTERNATIONAL, INC.

Dated: August 20, 2025	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

