Form 10-Q
period 2025-09-30
AiXin Life International, Inc.
filed 2025-11-19
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of November 18, 2025, there were outstanding 24,999,842 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

September 30, 2025

INDEX

		Page

Special Note Regarding Forward Looking Statements		3

Part I – Financial Information		4

Item 1.	Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 4.	Controls and Procedures	38

Part II – Other Information		39

Item 1A.	Risk Factors	39

Item 6.	Exhibits	39

	Signatures	40

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

PART I - FINANCIAL INFORMATION

AIXIN LIFE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)

Assets
Current assets
Cash and equivalents	$19,113	$62,310
Accounts receivable	111,601	153,378
Accounts receivable - related parties	430,672	515,087
Other receivables and prepaid expenses	133,082	127,912
Advances to suppliers	17,036	37,247
Advances to suppliers - related parties	11,765	-
Inventory, net	437,390	503,990
Due from related parties	57,247	53,784
Total current assets	1,217,906	1,453,708

Property and equipment, net	716,020	1,493,325
Intangible assets, net	3,229	4,514
Long term prepaid expenses	1,675	4,051
Operating lease right-of-use assets	1,433,637	1,450,762
Total assets	$3,372,467	$4,406,360

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$644,460	$781,695
Accounts payable - related parties	50,097	82,928
Unearned revenue	122,860	127,646
Unearned revenue - related party	130,271	-
Taxes payable	64,948	103,945
Accrued liabilities and other payables	1,325,322	2,579,182
Government grant	87,254	733,721
Operating lease liabilities	93,435	108,282
Due to related parties	5,464,528	2,957,472
Total current liabilities	7,983,175	7,474,871
Operating lease liabilities - non-current	1,213,691	1,213,892
Total liabilities	9,196,866	8,688,763

Stockholders’ deficit
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 24,999,834 shares issued and outstanding as of September 30, 2025 and December 31, 2024	250	250
Additional paid in capital	15,276,550	15,276,550
Statutory reserve	151,988	151,988
Accumulated deficit	(21,402,407)	(19,988,733)
Accumulated other comprehensive income	149,220	277,542
Total stockholders’ deficit	(5,824,399)	(4,282,403)

Total liabilities and stockholders’ deficit	$3,372,467	$4,406,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Sales revenue
Direct sales	$13,735	$102,370	$65,703	$625,132
Pharmacies	16,933	266,664	79,340	764,495
Hotel	135,548	190,861	328,631	465,423
Manufacture and sale	135,763	376,511	688,065	1,265,565
Total revenue, net	301,979	936,406	1,161,739	3,120,615

Operating costs and expenses
Cost of sales	151,482	355,740	755,156	1,163,640
Hotel operating costs	255,909	360,803	781,111	1,185,992
Selling expenses	141,724	241,372	403,220	650,146
General and administrative	100,073	488,189	1,062,570	1,334,836
Stock-based compensation	-	92,885	-	278,655
Total operating costs and expenses	649,188	1,538,989	3,002,057	4,613,269

Loss from operations	(347,209)	(602,583)	(1,840,318)	(1,492,654)

Non-operating (expenses) income
Interest income (expense)	(30)	214	(9,053)	525
Gain from forgiveness of other payable	-	-	465,586	-
Other income	13,282	56,712	28,798	170,900
Other expenses	(6,499)	(528)	(57,633)	(4,813)
Total non-operating (expenses) income , net	6,753	56,398	427,698	166,612

Loss before income tax	(340,456)	(546,185)	(1,412,620)	(1,326,042)

Income tax expense	5	1	1,054	527

Net loss	(340,461)	(546,186)	(1,413,674)	(1,326,569)

Other comprehensive items
Foreign currency translation loss	(33,997)	(96,133)	(128,322)	(43,185)

Comprehensive loss	$(374,458)	$(642,319)	$(1,541,996)	$(1,369,754)

Loss per share of common stock - basic and diluted	$(0.014)	$(0.022)	$(0.057)	$(0.053)

Weighted average shares outstanding	24,999,834	24,999,834	24,999,834	24,999,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total

Balance at December 31, 2024	24,999,834	$250	$15,276,550	$151,988	$(19,988,733)	$277,542	$(4,282,403)
Net loss	-	-	-	-	(721,708)	-	(721,708)
Foreign currency translation loss	-	-	-	-	-	(26,693)	(26,693)
Balance at March 31, 2025	24,999,834	250	15,276,550	151,988	(20,710,441)	250,849	(5,030,804)
Net loss	-	-	-	-	(351,505)	-	(351,505)
Foreign currency translation loss	-	-	-	-	-	(67,632)	(67,632)
Balance at June 30, 2025	24,999,834	250	15,276,550	151,988	(21,061,946)	183,217	(5,449,941)
Net loss	-	-	-	-	(340,461)	-	(340,461)
Foreign currency translation loss	-	-	-	-	-	(33,997)	(33,997)
Balance at September 30, 2025	24,999,834	$250	$15,276,550	$151,988	$(21,402,407)	$149,220	$(5,824,399)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(UNAUDITED)

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total

Balance at December 31, 2023	24,999,834	$250	$14,975,423	$151,988	$(17,220,392)	$181,150	$(1,911,581)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(603,600)	-	(603,600)
Foreign currency translation gain	-	-	-	-	-	33,520	33,520
Balance at March 31, 2024	24,999,834	250	15,068,308	151,988	(17,823,992)	214,670	(2,388,776)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(176,783)	-	(176,783)
Foreign currency translation gain	-	-	-	-	-	19,428	19,428
Balance at June 30, 2024	24,999,834	250	15,161,193	151,988	(18,000,775)	234,098	(2,453,246)
Stock-based compensation	-	-	92,885	-	-	-	92,885
Net loss	-	-	-	-	(546,186)	-	(546,186)
Foreign currency translation gain	-	-	-	-	-	(96,133)	(96,133)
Balance at September 30, 2024	24,999,834	$250	$15,254,078	$151,988	$(18,546,961)	$137,965	$(3,002,680)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,413,674)	$(1,326,569)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192,174	298,789
Bad debts provision (reversal)	(3,933)	8,140
Gain from forgiveness of other payable	(465,586)
Loss (gain) on disposal of fixed assets	-	1,145
(Reversal of) provision for inventory reserve	201	(3,523)
Operating lease expense	219,268	439,723
Stock based compensation	-	278,655
Government grant income	-	(124,177)
Changes in assets and liabilities:
Accounts receivable	48,956	(32,283)
Accounts receivable - related parties	96,096	(169,443)
Other receivables and prepaid expenses	(1,837)	(54,053)
Advances to suppliers	20,858	116,119
Advances to suppliers - related parties	(11,601)	-
Prepaid expense - related party	-	(99,197)
Inventory	78,053	(71,359)
Security deposit	2,444	83,152
Accounts payable	(154,834)	235,498
Accounts payable - related parties	(34,442)	(1,751)
Unearned revenue	(7,906)	205,852
Unearned revenue - related party	128,447	-
Taxes payable	(41,047)	59,984
Accrued liabilities and other payables	(209,699)	214,480
Operating lease liability	(214,014)	(607,312)
Net cash used in operating activities	(1,772,076)	(548,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,307)	(245,009)
Cash received on disposal of fixed assets	-	88
Purchase of intangible asset	-	(2,778)
Net cash used in investing activities	(12,307)	(247,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	3,280,056	765,118
Repayment to related parties	(884,012)	-
Proceeds from government grant	-	124,177
Repayment of government grant	(655,740)	-
Net cash provided by financing activities	1,740,304	889,295

EFFECT OF EXCHANGE RATE CHANGE ON CASH	882	7,886

NET INCREASE (DECREASE) IN CASH	(43,197)	101,352

CASH, BEGINNING OF PERIOD	62,310	466,966

CASH, END OF PERIOD	$19,113	$568,318

Supplemental Cash flow data:
Income tax paid	$165	$527

Supplemental disclosure of noncash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$132,107	$-
Forgiveness of other payable	$1,090,814

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

The Company incurred a net loss of $340,461 and $546,186 for the three months ended September 30, 2025 and 2024, and $1,413,674 and $1,326,569 for the nine months ended September 30, 2025 and 2024, respectively, and used net cash in operating activities of $1,772,076 and $548,130 for the nine months ended September 30, 2025 and 2024, respectively, and has a working capital deficit of $6,765,269 as of September 30, 2025. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. From January 1, 2025 through September 30, 2025, the Company’s cash and cash equivalents decreased from $62,310 to $19,113 mainly due to an increase in cash outflow from operating activities.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of AiXinZhonghong, Aixin Shangyan Hotel, Aixintang Pharmacies, and Runcangsheng is the Chinese Renminbi (“RMB”). The accompanying consolidated financial statements are translated from RMB and presented in U.S. dollars (“USD”). Operating results for the three and nine months ended September 30, 2025 are not necessarily indicate of the results that may be expected for the period ending December 31, 2025 or any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on the Form 10-K filed with the SEC on May 7, 2025.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2025 and December 31, 2024, the bad debt allowance was $50,013 and $52,669, respectively.

The following table summarizes the activity related to the Company’s accounts receivable allowance for doubtful accounts for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024

Beginning balance	$52,669	$80,640
Provision for (Reversal of) bad debts	(3,933)	8,140
Effect of translation	1,277	1,155
Ending balance	$50,013	$89,935

Inventories

Inventories mainly consist of health supplements, drugs, pharmaceutical and nutritional products, food and beverage, hotel supplies and consumables, and raw materials. Inventories are valued at the lower of average cost or market, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to market value, if lower. The Company recorded inventory impairment of $201 and inventory impairment reversal of $3,523 for the nine months ended September 30, 2025 and 2024, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2025 and December 31, 2024, there were no significant impairments of its long-lived assets.

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

At September 30, 2025 and December 31, 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is covered by insurance up to RMB 500,000 ($68,450) per bank. As of September 30, 2025 and December 31, 2024, the Company has uninsured deposits in banks of nil held in the PRC.

The Company has not experienced any losses in such accounts and believes they are not exposed to any risks on its cash in these bank accounts.

During the three and nine months ended September 30, 2025, the Company had one customer that accounted for 38% and 43% of its total revenue. Net sales for this customer amounted to $114,723 and $496,361 during the three and nine months ended September 30, 2025.

During the three months ended September 30, 2024, the Company had two customers that accounted for 13% and 11% of its total revenue, respectively. Net sales for the customers amounted to $122,050 and $100,735, respectively, during the three months ended September 30, 2024.

During the nine months ended September 30, 2024, the Company had one customer that accounted for 17% of its total revenue. Net sales for the customer amounted to $530,704 during the nine months ended September 30, 2024.

During the three months ended September 30, 2025, the Company had two major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the three months ended September 30, 2025	% of total purchase
A	$48,171	31%
D	25,970	17%

During the nine months ended September 30, 2025, the Company had two major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the nine months ended September 30, 2025	% of total purchase
A	$214,786	30%
D	77,218	11%

During the three months ended September 30, 2024, the Company had three major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the three months ended September 30, 2024	% of total purchase
C	$219,595	44%
A	131,264	26%
B*	60,401	12%

During the nine months ended September 30, 2024, the Company had three major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the nine months ended September 30, 2024	% of total purchase
A	$315,886	23%
C	289,900	21%
B*	197,479	14%

*	CEO owns this entity with 100% ownership

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of September 30, 2025 and December 31, 2024. Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the unaudited condensed consolidated balance sheets.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accrued liabilities and accounts payable, approximate their fair value due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. Unless otherwise disclosed, the fair value of the Company’s cash, accounts receivable, inventories, advances to suppliers, prepaid expenses and other current assets, accounts payable, unearned revenue accrued expenses and other current liabilities, taxes payable and due to related parties, approximate the fair value of the respective assets and liabilities as of September 30, 2025 and December 31, 2024 based upon the short-term nature of the assets and liabilities.

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

As of September 30, 2025 and December 31, 2024, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024 consisted of net income (loss) and foreign currency translation adjustments.

Translation of amounts from RMB into USD has been made at the following exchange rates as of September 30, 2025 and December 31, 2024 and for the nine months ended September 30, 2025 and 2024.

	September 30, 2025	September 30, 2024	December 31, 2024
Period/year-end RMB:USD exchange rate	7.1190	7.0176	7.2993
Period/annual average RMB:USD exchange rate	7.2201	7.1977	7.1957

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

As of September 30, 2025 and December 31, 2024, the Company did not have any potentially dilutive instruments.

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

The following table shows the Company’s operations by business segment for the three months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,
	2025	2024
Net revenue
Direct sales	$13,735	$102,370
Pharmacy	16,933	266,664
Hotel	135,548	190,861
Manufacture and sale	135,763	376,511
Total revenues, net	$301,979	$936,406

Operating costs and expenses
Direct sales
Cost of sales	$2,568	$499
Operating expenses	11,017	373,449
Pharmacy
Cost of sales	11,840	70,739
Operating expenses	86,492	104,840
Hotel
Hotel operating costs	255,909	360,803
Operating expenses	59,038	65,322
Manufacture and sale
Cost of sales	137,074	284,502
Operating expenses	85,250	278,835
Total operating costs and expenses	$649,188	$1,538,989

Income (loss) from operations
Direct sales	$150	$(271,578)
Pharmacy	(81,399)	91,085
Hotel	(179,399)	(235,264)
Manufacture and sale	(86,561)	(186,826)
Loss from operations	$(347,209)	$(602,583)

The following table shows the Company’s operations by business segment for the nine months ended September 30, 2025 and 2024.

	For the nine Months Ended September 30,
	2025	2024
Net revenue
Direct sales	$65,703	$625,132
Pharmacy	79,340	764,495
Hotel	328,631	465,423
Manufacture and sale	688,065	1,265,565
Total revenues, net	1,161,739	3,120,615

Operating costs and expenses
Direct sales
Cost of sales	$9,534	$47,240
Operating expenses	662,117	1,163,018
Pharmacy
Cost of sales	53,465	222,832
Operating expenses	241,786	323,904
Hotel
Hotel operating costs	781,111	1,185,992
Operating expenses	209,009	222,029
Manufacture and sale
Cost of sales	692,157	893,568
Operating expenses	352,878	554,686
Total operating costs and expenses	$3,002,057	$4,613,269

Income (loss) from operations
Direct sales	$(605,948)	$(585,126)
Pharmacy	(215,911)	217,759
Hotel	(661,489)	(942,598)
Manufacture and sale	(356,970)	(182,689)
Loss from operations	$(1,840,318)	$(1,492,654)

The following table shows the Company’s assets by business segment as of September 30, 2025 and December 31, 2024.

Segment assets	As of September 30, 2025	As of December 31, 2024
Direct sales	$357,931	$508,005
Pharmacy	509,675	260,937
Hotel	1,508,376	1,578,367
Manufacture and sale	996,485	2,059,051
Total assets	$3,372,467	$4,406,360

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

3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Deposits	$90,095	$48,678
Prepaid expenses	3,084	6,702
Employees’ social insurance	9,116	18,350
Others	32,689	54,182
Total	$134,984	$127,912
Less: bad debt allowance	1,902	-
Total other receivables and prepaid expenses, net	$133,082	$127,912
Long-term prepaid expenses	$1,675	$4,051

4. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $17,036 and $37,247 as of September 30, 2025 and December 31, 2024, respectively. Advances to suppliers primarily include prepayments for products and equipment expected to be delivered subsequent to balance sheet dates. Due to their short-term nature, advances to suppliers are usually satisfied within 12 months.

5. INVENTORIES

Inventories consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Raw material	$159,680	$260,024
Drugs, pharmaceutical and nutritional products	325,351	293,159
Food and beverage, hotel supplies and consumables	43,501	40,156
Total	528,532	593,339
Less: reserve for inventory	91,142	89,349
Total inventories, net	$437,390	$503,990

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Vehicles	$451,406	$440,256
Office equipment	113,742	99,170
Machinery equipment	981,578	1,429,230
Leasehold improvements	989,495	1,129,681
Total	2,536,221	3,098,337
Less: Accumulated depreciation	(1,820,201)	(1,605,012)
Property and equipment, net	$716,020	$1,493,325

Depreciation expense for the three months ended September 30, 2025 and 2024 was $46,844 and $97,205, respectively.

Depreciation expense for the nine months ended September 30, 2025 and 2024 was $190,793 and $297,161, respectively.

7. INTANGIBLE ASSETS, NET

Intangible asset consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Software	$8,225	$5,919
Less: Accumulated amortization	(4,996)	(1,405)
Intangible asset, net	$3,229	$4,514

Amortization expense for the three months ended September 30, 2025 and 2024 was $443 and $756, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 was $1,382 and $1,628, respectively. At September 30, 2025, estimated amortization expense for each of the next five years is as follows: $1,331, $911, $911, $76 and nil.

8. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Value-added	$24,382	$57,647
Income	29,956	29,216
City construction	-	4,703
Education	-	3,367
Other tax payable	10,610	9,012
Taxes payable	$64,948	$103,945

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Accrued employees’ social insurance	$111,458	$161,342
Accrued payroll and commission	813,100	746,183
Construction payable	37,347	1,124,230
Accrued professional fees	155,187	342,568
Other payables	208,230	204,859
Total	$1,325,322	$2,579,182

10. GOVERNMENT GRANT

On December 1, 2021, the Company and Luquan Yizu Miaozu Autonomous County People’s Government (“the People’s Government”) entered a cooperation agreement with a term of 10 years. According to the agreement, the People’s Government was to contribute RMB 8,000,000 ($1,194,400) as a one-time payment to the Company for deep processing of Chinese herbs. The Company can retain the contributed amount at the end of the cooperation term if it passes the performance assessment by the People’s Government; otherwise, it will return the full proceeds received plus a 20% penalty. As of September 30, 2025 and December 31, 2024, the Company had $87,254 and $733,721 from the People’s Government. The Company plans to return the funds to the People’s Government because it is not the full amount the Peoples’ Government promised to contribute. For the three months ended September 30, 2025 and 2024, the Company returned $223,552 and nil to the Peoples’ Government. For the nine months ended September 30, 2025 and 2024, the Company returned $655,740 and nil to the Peoples’ Government.

11. LEASE

AiXinZhonghong leases its office. The lease has a remaining lease term of approximately 2.65 years.

Aixin Shangyan Hotel leases its hotel premises under an operating lease arrangement. The lease has a remaining lease terms of approximately 8.67 years.

Aixintang Pharmacies lease retail pharmacy stores under operating lease arrangements, with remaining lease terms of 0.60 to 4.73 years.

Runcangsheng leases its office under an operating lease arrangement. The lease was expired as of December 31, 2023. In January 2024, the lease was renewed with an expiration date of December 31, 2024. The lease was renewed for another year to December 31, 2025.

Balance sheet information related to the Company’s leases is presented below:

	September 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$1,433,637	$1,450,762

Operating lease liabilities – current	93,435	108,282
Operating lease liability – non-current	1,213,691	1,213,892
Total operating lease liabilities	$1,307,126	$1,322,174

The following provides details of the Company’s lease expenses:

	Three Months Ended September 30,
	2025	2024
Operating lease expenses	$94,147	$104,372

	Nine Months Ended September 30,
	2025	2024
Operating lease expenses	$219,268	$439,723

Other information related to leases is presented below:

	Nine Months Ended September 30,
	2025	2024
Cash Paid for Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$214,014	$607,312

Weighted Average Remaining Lease Term As of September 30, 2025 and September 30, 2024:
Operating leases	7.79 years	8.64 years

Weighted Average Discount Rate:
Operating leases	4.70%	4.89%

As of September 30, 2025, the five-year maturity of the Company’s operating lease liabilities was as following:

For the year ending September 30:
2026	$188,938
2027	206,284
2028	193,282
2029	176,590
2030	176,590
Thereafter	653,541
Total lease payments	1,595,225
Less: imputed interest	(288,099)
Total lease liabilities	1,307,126
Less: current portion	(93,435)
Lease liabilities – non-current portion	$1,213,691

12. RELATED PARTY TRANSACTIONS

Accounts receivable – related parties

Accounts receivable – related party consisted of the following as of the periods indicated:

	September 30, 2025	December 31, 2024
Chengdu Lisheng Huiren Pharmacy Co., Ltd.	$148,779	$144,331
Chengdu Cigu Foshou Pharmacy Co., Ltd.	-	22
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	19,947	22,632
Sichuan Yunxitang Pharmacy Co., Ltd.	-	868
Shengcaofeng Health Industry (Yunnan) Co., Ltd.	-	137,010
Chengdu Aixin International Travel Service Co., Ltd.	261,946	210,224
Total	$430,672	$515,087

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company.

Sales revenue – related party

Sales revenue – related party consisted of the following for the periods indicated:

	Three Months Ended September 30,
	2025	2024
Shengcaofeng Health Industry (Yunnan) Co., Ltd	$179,249	$30,977
Chengdu Lisheng Huiren Pharmacy Co., Ltd	40	-
Chengdu Aixin International Travel Service Co., Ltd	17,164	5,682
Total	$196,453	$36,659

	Nine Months Ended September 30,
	2025	2024
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	$-	$19,943
Shengcaofeng Health Industry (Yunnan) Co., Ltd	560,887	30,977
Chengdu Lisheng Huiren Pharmacy Co., Ltd.	782	-
Chengdu Aixin International Travel Service Co., Ltd	20,722	19,293
Total	$582,391	$70,213

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company.

Purchase – related party

Purchase – related party consisted of the following for the periods indicated:

	Three Months Ended September 30,
	2025	2024
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	$4,977	$60,401
Sichuan Yunxitang Pharmacy Co., Ltd	9	-
Chengdu Heshengyuan Pharmacy Co., Ltd	180	-
Chengdu Cigu Foshou Pharmacy Co., Ltd.	184	-
Total	$5,350	$60,401

	Nine Months Ended September 30,
	2025	2024
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd	$28,671	$100,214
Sichuan Yunxitang Pharmacy Co., Ltd	127	-
Chengdu Heshengyuan Pharmacy Co., Ltd	1,788
Chengdu Cigu Foshou Pharmacy Co., Ltd	482	-
Total	$31,068	$100,214

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company.

Accounts payable – related parties

Accounts payable – related party consisted of the following as of the periods indicated:

	September 30, 2025	December 31, 2024
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	$42,244	$75,474
Shengcaofeng Health Industry (Yunnan) Co., Ltd.	-	1,206
Sichuan Yunxitang Pharmacy Co., Ltd.	272	370
Chengdu Heshengyuan Pharmacy Co., Ltd.	3,292	1,529
Chengdu Cigu Foshou Pharmacy Co., Ltd.	4,289	4,349
Total	$50,097	$82,928

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company.

Prepaid expenses– related parties

Prepaid expenses – related parties consisted of the following as of the periods indicated:

	September 30, 2025	December 31, 2024
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	$10,797	$-
Sichuan Yunxitang Pharmacy Co., Ltd.	845	-
Chengdu Heshengyuan Pharmacy Co., Ltd.	101	-
Chengdu Cigu Foshou Pharmacy Co., Ltd.	22	-
Total	$11,765	$-

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life).

Unearned revenue - related party

Unearned revenue - related party consisted of $130,271 advance payment from Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company.

Due from related parties

Due from related parties consisted of the following as of the periods indicated:

	September 30, 2025	December 31, 2024
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$-	$547
Chengdu Fuxiangtang Pharmacy Co., Ltd.	-	82
Chengdu Heshengyuan Pharmacy Co., Ltd.	281	-
Chengdu Wenjiang District Heneng Hupu Pharmacy Co., Ltd.	-	685
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	45,055	-
Chengdu Cigu Foshou Pharmacy Co., Ltd.	5,104	-
Sichuan Aixin Investment Co. Ltd.	281	274
Chengdu Lisheng Huiren Pharmacy Co., Ltd.	4,770	1,132
Mianyang Aixin Cunshan Pharmacy	1,756	-
Xiaoyan Zhou	-	2,055
Huiliang Jiao	-	49,009
Total	$57,247	$53,784

Due to related parties

Due to related parties consisted of the following as of the periods indicated:

	September 30, 2025	December 31, 2024
Quanzhong Lin	$5,012,943	$2,952,403
Huiliang Jiao	281,257	-
Mianyang Aixin Cunshan Pharmacy Co. Ltd.	-	121
Xiaoyan Zhou	14,749	-
Chengdu Lisheng Huiren Pharmacy Co., Ltd	160	-
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	30,542	-
Yuefu Restaurant	405	-
Shengcaofeng Health Industry (Yunnan) Co., Ltd	119,399	-
Chengdu Aixin International Travel Service Co., Ltd.	5,073	4,948
Total	$5,464,528	$2,957,472

The amounts due from related parties and due to related parties described above were for working capital purposes, payable on demand, and bear no interest. The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life). Mr. Huiliang Jiao is a Director of the Company. Xiaoyan Zhou is the wife of Huiliang Jiao.

13. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the three and nine months ended September 30, 2025 and 2024, and recorded an income tax provision for each of the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three and nine months ended September 30, 2025 and 2024, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

14. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 20,000,000 shares preferred stock at $0.001 par value per share and 500,000,000 shares of common stock at $.00001 par value per share.

As of September 30, 2025 and December 31, 2024, the Company had 24,999,834 common shares issued and outstanding, and no outstanding shares of preferred stock.

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

For the three months ended September 30, 2025 and 2024, stock-based compensation expenses were nil and $92,885, respectively. For the nine months ended September 30, 2025 and 2024, stock-based compensation expenses were nil and $278,655, respectively.

15. STATUTORY RESERVES

Pursuant to the PRC corporate law, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the three and nine months ended September 30, 2025 and 2024, the Company made $0 and $0 contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the three and nine months ended September 30, 2025 and 2024.

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

The Company incurred a net loss of $340,461 and $546,186 for the three months ended September 30, 2025 and 2024, and $1,413,674 and $1,326,569 for the nine months ended September 30, 2025 and 2024, respectively, and used net cash in operating activities of $1,772,076 and $548,130 for the nine months ended September 30, 2025 and 2024, respectively. The Company also had a working capital deficit of $6,765,269 as of September 30, 2025. These facts and conditions raise substantial doubt about our ability to continue as a going concern. From January 1, 2025 through September 30, 2025, our cash and cash equivalents decreased from $62,310 to $19,113 mainly due to an increase in cash outflow from operating activities.

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

Results of Operations

Three Months ended September 30, 2025 and 2024

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended September 30,
	2025		2024
	$	% of Revenue	$	% of Revenue
Revenue	$301,979	100%	$936,406	100%
Operating costs and expenses	649,188	215%	1,538,989	164%
Loss from operations	(347,209)	(115)%	(602,583)	(64)%
Non-operating income, net	6,753	2%	56,398	6%
Loss before income tax	(340,456)	(113)%	(546,185)	(58)%
Income tax expense	5	-%	1	-%
Net loss	$(340,461)	(113)%	$(546,186)	(58)%

The following table shows the Company’s operations by business segment for the three months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,
	2025	2024
Net revenue
Direct sales	$13,735	$102,370
Pharmacy	16,933	266,664
Hotel	135,548	190,861
Manufacture and sale	135,763	376,511
Total revenues, net	$301,979	$936,406

Operating costs and expenses
Direct sales
Cost of sales	$2,568	$499
Operating expenses	11,017	373,449
Pharmacy
Cost of sales	11,840	70,739
Operating expenses	86,492	104,840
Hotel
Hotel operating costs	255,909	360,803
Operating expenses	59,038	65,322
Manufacture and sale
Cost of sales	137,074	284,502
Operating expenses	85,250	278,835
Total operating costs and expenses	$649,188	$1,538,989

Income (loss) from operations
Direct sales	$150	$(271,578)
Pharmacy	(81,399)	91,085
Hotel	(179,399)	(235,264)
Manufacture and sale	(86,561)	(186,826)
Loss from operations	$(347,209)	$(602,583)

Revenue

Revenue was $301,979 in the three months ended September 30, 2025, compared to $936,406 in 2024, a decrease of $634,427 or 68%. For the three months ended September 30, 2025, we had $166,431 in product revenues, a decrease of $579,114 from 2024 in which product revenues were $745,545. Of our product revenues in 2025, $13,735 were from direct sales, a decrease of $88,635 or 87% from 2024, $16,933 were from sales at our pharmacies, a decrease of $249,731 or 94% from 2024, and $135,763 from sales by manufacture and sales, a decrease of $240,748 or 64% from 2024. In 2025, we had hotel revenue of $135,548, a decrease of $55,313 or 29% from 2024.

Direct Sales

Our direct products sales revenue was $13,735 for the three months ended September 30, 2025, compared with $102,370 in the same period of 2024, representing a decrease of $88,635 or 87%. Our direct sales revenue as a percentage of our total revenue was 5% for 2025, compared to 11% for 2024. The decrease in direct sales revenue was mainly due to the economic downturn as marketing and promotional activities became more challenging compared to last year.

Pharmacy

Our pharmacy revenue was $16,933 for the three months ended September 30, 2025, compared with $266,664 in the same period of 2024, representing a decrease of $249,731 or 94%. Our pharmacy revenue as a percentage of our total revenue was 6% for 2025, compared to 28% for 2024. The decrease in revenue was mainly due to the economic downturn as marketing and promotional activities did not generate anticipated revenues, as well as the convenience of online shopping leading to decreased sales in physical stores.

Hotel

Our hotel revenue was $135,548 for the three months ended September 30, 2025, compared with $190,861 for the same period of 2024, representing a decrease of $55,313 or 29%. Our hotel revenue as a percentage of our total revenue was 45% for 2025, compared to 20% for 2024. Our hotel revenue decreased by $55,313 due to the economic downturn and the slowdown in the catering industry.

Manufacture and Sale

Our manufacture and sales revenues were $135,763 for the three months ended September 30, 2025, compared with $376,511 for the same period of 2024, representing a decrease of $240,748 or 64%. Our manufacture and sales revenue as a percentage of total revenue was 45% for the three months ended September 30, 2025, compared to 40% for the same period of 2024. The decrease in manufacture and sales revenue was mainly due to the economic downturn as marketing and promotional activities become more challenging compared to last year.

Operating Costs and Expenses

Cost of Sales

Cost of sales was $151,482 for the three months ended September 30, 2025, compared to $355,740 for 2024, a decrease of $204,258 or 57%. The decrease in cost of sales was attributable to the decrease in sales.

Direct sales

The cost of sales for our direct sales was $2,568 for 2025, compared with $499 for 2024, representing a increase of $2,069 or 415%. The cost of sales for direct sales as a percentage of our direct sales was 19% for the three months ended September 30, 2025, compared to 0.5% for the same period of 2024.

Pharmacy

The cost of sales at our pharmacies was $11,840 for 2025, compared with $70,739 for 2024, representing a decrease of $58,899 or 83%. The cost of sales at our pharmacies as a percentage of pharmacy product sales was 70% for the three months ended September 30, 2025, compared to 27% for the same period of 2024. The decrease in cost of sales was mainly due to the decrease in sales. Moreover, certain promotional activities, such as price discounts, caused an increase in percentage of our revenues represented by the cost of goods sold.

Manufacture and Sale

The cost of sales at our manufacture and sales segment was $137,074 for 2025, compared with $284,502 for 2024, representing a decrease of $147,428 or 52%. The cost of sales for our manufacture and sale segment as a percentage of sales was 101% for 2025, compared to 76% for 2024. The primary reason for the decrease in cost of sales was due to decreased sales.

Hotel Operating Costs

Hotel operating costs were $255,909 and $360,803 for the three months ended September 30, 2025 and 2024, respectively, representing a decrease of $104,894 or 29%.

Operating Expenses

Operating expenses were $241,797 for the three months ended September 30, 2025, compared to $822,446 for 2024, a decrease of $580,649 or 71%. The decrease in operating expenses was mainly due to the decreased stock-based compensation expense and decreased payroll expense.

Loss from Operations

Loss from operations was $347,209 in the three months ended September 30, 2025, compared to $602,583 in 2024, an increase of $255,374 or 42%. The decrease in our loss from operations for 2025 was due to decreased loss in direct sales of $271,728, decreased loss in our hotel segment of approximately $55,866, and in our manufacture and sales segment of $100,265, partially offset by decreased loss in our pharmacy segment of by $172,484.

Non-operating Income

Non-operating income was $6,753 for the three months ended September 30, 2025, compared to $56,398 for 2024. For the three months ended September 30, 2025, we had interest expense of $30 and other income of $6,783. For the three months ended September 30, 2024, we had interest income of $214 and other income of $56,712, partly offset by other expenses of $528.

Income Tax Expense

Income tax expense was $5 and $1 for the three months ended September 30, 2025 and 2024, respectively

Net Loss

Our net loss for the three months ended September 30, 2025 was $340,461, compared to a net loss of $546,186 for 2024, a decrease of $205,725 or 38%. The decrease in our net loss was mainly due to decreased operating costs and expenses, which was partly offset by decreased sales, as described above.

Nine Months ended September 30, 2025 and 2024

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Nine Months Ended September 30,
	2025		2024
	$	% of Revenue	$	% of Revenue
Revenue	$1,161,739	100%	$3,120,615	100%
Operating costs and expenses	3,002,057	258%	4,613,269	148%
Loss from operations	(1,840,318)	(158)%	(1,492,654)	(48)%
Non-operating income, net	427,698	37%	166,612	5%
Loss before income tax	(1,412,620)	(122)%	(1,326,042)	(42)%
Income tax expense	1,054	-%	527	-%
Net loss	$(1,413,674)	(122)%	$(1,326,569)	(43)%

The following table shows the Company’s operations by business segment for the nine months ended September 30, 2025 and 2024.

	For the nine Months Ended September 30,
	2025	2024
Net revenue
Direct sales	$65,703	$625,132
Pharmacy	79,340	764,495
Hotel	328,631	465,423
Manufacture and sale	688,065	1,265,565
Total revenues, net	1,161,739	3,120,615

Operating costs and expenses
Direct sales
Cost of sales	$9,534	$47,240
Operating expenses	662,117	1,163,018
Pharmacy
Cost of sales	53,465	222,832
Operating expenses	241,786	323,904
Hotel
Hotel operating costs	781,111	1,185,992
Operating expenses	209,009	222,029
Manufacture and sale
Cost of sales	692,157	893,568
Operating expenses	352,878	554,686
Total operating costs and expenses	$3,002,057	$4,613,269

Income (loss) from operations
Direct sales	$(605,948)	$(585,126)
Pharmacy	(215,911)	217,759
Hotel	(661,489)	(942,598)
Manufacture and sale	(356,970)	(182,689)
Loss from operations	$(1,840,318)	$(1,492,654)

Revenue

Revenue was $1,161,739 in the nine months ended September 30, 2025, compared to $3,120,615 in 2024, a decrease of $1,958,876 or 63%. For the nine months ended September 30, 2025, we had $833,108 in product revenues a decrease of $1,822,084 from 2024 in which product revenues were $2,655,192. Of our product revenues in 2025, $65,703 were from direct sales, a decrease of $559,429 or 89% from 2024, $79,340 were from sales at our pharmacies, a decrease of $685,155 or 90% from 2024, and $688,065 from sales by manufacture and sales, a decrease of $577,500 or 46% from 2024. In 2025, we had hotel revenue of $328,631, a decrease of $136,792 or 29% from 2024.

Direct Sales

Our direct products sales revenue was $65,703 for the nine months ended September 30, 2025, compared with $625,132 in the same period of 2024, representing a decrease of $559,429 or 89%. Our direct sales revenue as a percentage of our total revenue was 6% for 2025, compared to 20% for 2024. The decrease in direct sales revenue was mainly due to the economic downturn as marketing and promotional activities became more challenging compared to last year.

Pharmacy

Our pharmacy revenue was $79,340 for the nine months ended September 30, 2025, compared with $764,495 in the same period of 2024, representing a decrease of $685,155 or 90%. Our pharmacy revenue as a percentage of our total revenue was 7% for 2025, compared to 24% for 2024. The decrease in revenue was mainly due to the economic downturn as marketing and promotional activities did not generate anticipated revenues, as well as the convenience of online shopping leading to decreased sales in physical stores.

Hotel

Our hotel revenue was $328,631 for the nine months ended September 30, 2025, compared with $465,423 for the same period of 2024, representing a decrease of $136,792 or 29%. Our hotel revenue as a percentage of our total revenue was 28% for 2025, compared to 15% for 2024. Our hotel revenue decreased by $136,792 due to the economic downturn and the slowdown in the catering industry.

Manufacture and Sale

Our manufacture and sales revenues were $688,065 for the nine months ended September 30, 2025, compared with $1,265,565 for the same period of 2024, representing a decrease of $577,500 or 46%. Our manufacture and sales revenue as a percentage of total revenue was 59% for the nine months ended September 30, 2025, compared to 41% for the same period of 2024. The decrease in manufacture and sales revenue was mainly due to the economic downturn as marketing and promotional activities become more challenging compared to last year.

Operating Costs and Expenses

Cost of Sales

Cost of sales was $755,156 for the nine months ended September 30, 2025, compared to $1,163,640 for 2024, a decrease of $408,484 or 35%. The decrease in cost of sales was attributable to the decrease in sales.

Direct sales

The cost of sales for our direct sales was $9,534 for 2025, compared with $47,240 for 2024, representing a decrease of $37,706 or 80%. The cost of sales for direct sales as a percentage of our direct sales was 15% for the nine months ended September 30, 2025, compared to 8% for the same period of 2024. The decrease in cost of sales was primarily driven by the decrease in sales. Additionally, during the nine months ended September 30, 2025, we sold a large proportion of low profit margin products compared to the same period in 2024.

Pharmacy

The cost of sales at our pharmacies was $53,465 for 2025, compared with $222,832 for 2024, representing a decrease of $169,367 or 76%. The cost of sales at our pharmacies as a percentage of pharmacy product sales was 67% for the nine months ended September 30, 2025, compared to 29% for the same period of 2024. The decrease in cost of sales was mainly due to the decrease in sales. Moreover, certain promotional activities, such as price discounts, caused an increase in percentage of our revenues represented by the cost of goods sold.

Manufacture and Sale

The cost of sales at our manufacture and sales segment was $692,157 for 2025, compared with $893,568 for 2024, representing a decrease of $201,411 or 23%. The cost of sales for our manufacture and sale segment as a percentage of sales was 101% for 2025, compared to 71% for 2024. The primary reason for the increase in cost of sales as a percentage of sales was that fixed and constant costs such as rents and depreciation expense remained same while our manufacture activities decreased due to the Chinese New Year holiday, which led to increased unit cost.

Hotel Operating Costs

Hotel operating costs were $781,111 and $1,185,992 for nine months ended September 30, 2025 and 2024, respectively, representing a decrease of $404,881 or 34%. For 2025, our hotel revenue decreased compared to 2024.

Operating Expenses

Operating expenses were $1,465,790 for the nine months ended September 30, 2025, compared to $2,263,637 for 2024, a decrease of $797,847 or 35%. The decrease in operating expenses was mainly due to the decreased stock-based compensation expense and decreased payroll expense.

Loss from Operations

Loss from operations was $1,840,318 in the nine months ended September 30, 2025, compared to $1,492,654 in 2024, an increase of $347,664 or 23%. The increase in our loss from operations for 2025 was due to increased loss in our pharmacy segment of approximately $433,670, increased loss in our direct sales of $20,822 and in our manufacture and sales segment of $174,281, partially offset by decreased loss in our hotel segment of $281,110.

Non-operating Income

Non-operating income was $427,698 for the nine months ended September 30, 2025, compared to $166,612 for 2024. For the nine months ended September 30, 2025, we had other income of $494,384 which mainly consist of forgiveness of other payable, partly offset by interest expense of $9,053 and other expenses of $57,633. For the nine months ended September 30, 2024, we had interest income of $525 and other income of $170,900 which mainly consist of government grant income of $134,069, partly offset by other expenses of $4,813.

Income Tax Expense

Income tax expense was $1,054 and $527 for the nine months ended September 30, 2025 and 2024, respectively, increase of $527 or 100%.

Net Loss

Our net loss for the nine months ended September 30, 2025 was $1,413,674, compared to a net loss of $1,326,569 for 2024, an increase of $87,105 or 7%. The increase in our net loss was mainly due to decreased sales, which was partly offset by decreased operating costs and expenses and increased other income, as described above.

Liquidity, Capital Resources

During the nine months ended September 30, 2025, we used $1,772,076 in operations. As of September 30, 2025, cash and cash equivalents were $19,113, compared to $62,310 as of December 31, 2024. At September 30, 2025, we had a working capital deficit of $6,765,269.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2025 and 2024, respectively.

	September 30, 2025	September 30, 2024
Net cash used in operating activities	$(1,772,076)	$(548,130)
Net cash used in investing activities	$(12,307)	$(247,699)
Net cash provided by financing activities	$1,740,304	$889,295

Net cash used in operating activities

For the nine months ended September 30, 2025, net cash used in operating activities was $1,772,076. This reflects our net loss of $1,413,674, adjusted by non-cash related expenses including depreciation and amortization expense of $192,174, a bad debt reversal of $3,933, an inventory impairment of $201, gain on disposal of fixed assets of $465,586, operating lease expenses of $219,268, and net change in working capital of $300,526. The cash inflow from changes in working capital items mainly resulted from a decrease in accounts receivables of $48,956, a decrease in accounts receivables from related party of $96,096, a decrease in security deposit of $2,444, a decrease in advance to suppliers of $20,858, a decrease in inventory of $78,053, and an increase in unearned revenue from related party of $128,447, partly offset by cash outflow from payments of accounts payable including payment to related party of $189,276, an increase in advances to suppliers from related party of $11,601, a decrease in outstanding taxes payable of $41,047, a decrease in outstanding accrued liabilities and other payables of $209,699, and payments of lease liabilities of $214,014.

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

Net cash used in investing activities

For the nine months ended September 30, 2025 and 2024, net cash used in investing activities was $12,307 and $247,699, respectively. For the nine months ended September 30, 2025, net cash used in investing activities included $12,307 for the purchase of fixed assets. For the nine months ended September 30, 2024, net cash used in investing activities including $245,009 for the purchase of fixed assets, a $2,778 purchase of an intangible asset, which was partly offset by cash received on disposal of fixed assets of $88.

Net cash provided by financing activities

For the nine months ended September 30, 2025 and 2024, net cash provided by financing activities was $1,740,304 and $889,295, respectively. For the nine months ended September 30, 2025, net cash provided by financing activities was the result of proceeds from advances from related parties of $3,280,056, which was partly offset by repayments of loans due related parties of $884,012 and repayment of a government grant of $655,740. For the nine months ended September 30, 2024, net cash provided by financing activities was the result of proceeds from advances from related parties of $765,118 and proceeds from a government grant of $124,177.

Runcangsheng generated a $92,182 loss for the nine months ended September 30, 2025. It is likely that Runcangsheng will require additional capital to achieve its short-term operational goals and long-range business plans. Further, we may need additional capital to maintain our other businesses. We may also have to raise additional financing as our working capital requirements are expected to increase in line with the growth of our business. In the past we have funded our operations through proceeds from private placements of equity and advances from our principal shareholder. Should we require capital to fund our business, we intend to finance our business by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders and could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act as of September 30, 2024, was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at September 30, 2025, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

AIXIN LIFE INTERNATIONAL, INC.

Dated: November 19, 2025	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 19, 2025	By:	/s/ Xiaowen Zheng
Xiaowen Zheng
Chief Financial Officer
(Principal Financial Officer)

