Form 10-K
period 2025-12-31
AiXin Life International, Inc.
filed 2026-05-15
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

or

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to_______

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

As of June 30, 2025, the aggregate market value of our common stock held by non-affiliates was $883,722 based on 8,579,822 shares of outstanding common stock held by non-affiliates, and a price of $0.1030 per share, which was the last reported sale price of our common stock on OTCQB on that date.

As of May 12, 2026, we had outstanding 24,999,834 shares of common stock.

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

In September 2022, we acquired Yunnan Runcangsheng which engages in the research, development, manufacture and wholesale distribution of health and wellness products. Yunnan Runcangsheng operates a 2,946 square meter production facility, including, R&D centers, extraction facilities, preparation workshops and a warehouse. Yunnan Runcangsheng has more than 30 brand names under which it distributes products and maintains and operates planting facilities where it grows some of the key ingredients used in its products. Many of the products it has developed are specifically targeted to alleviate ailments associated with the increasingly competitive and pressured lifestyle of Chinese people, such as hypertension and obesity, which result from a more pressured yet sedentary lifestyle, symptoms associated with changing eating habits and the presence of environmental toxins that are becoming more widespread through the use of western style pesticides and fertilizers. When we entered into the agreement to acquire Yunnan Runcangsheng we began to distribute its products through our distribution channels and continue to do so.

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

Manufacturing

As a result of the acquisition of Yunnan Runcangsheng, we now have a 2,946 square meter manufacturing center inclusive of office space, R&D centers, extraction workshops, preparation workshops, traditional Chinese medicine decoction pieces workshops and storage areas. The activities include research and development, extraction and intensive processing of traditional Chinese medicines and processing to incorporate active ingredients into tablets, capsules, granules and pills according to market demand and product attributes. The facility was designed and constructed and is operated in compliance with applicable national health food and pharmaceutical standards (GMP) and has achieved ISO quality system certification and HACCP food safety system certification.

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

Employees

As of May 7, 2026, we had approximately 116 employees allocated amongst the functions set forth below.

Function	Number of employees
Administration	26
Finance	13
Manufacturing	16
Marketing	57
R&D	4

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

Risks Associated with Our Company

We incurred net losses in 2025 and 2024 and may not be able to continue to operate as a going concern.

We incurred a net loss of $2,042,463 and $2,768,341 for the years ended December 31, 2025 and 2024, respectively, and used net cash in operating activities of $2,034,331 and $1,628,834 for the years ended December 31, 2025 and 2024, respectively. We had a working capital deficit of $7,476,418 as of December 31, 2025. These facts and conditions raise substantial doubt about our ability to continue as a going concern. From January 1, 2025 through December 31, 2025, our cash and cash equivalents decreased from $62,310 to $20,751 mainly due to cash outflows from operating activities.

Unless we are able to consistently increase our revenues and generate positive cash flows from operations, we will continue to depend upon further issuances of debt, equity or other financings to fund ongoing operations. We may continue to incur additional operating losses and we cannot assure you that we will continue as a going concern.

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

We will invest significant resources to promote our brand names to obtain favourable public recognition for us and our products. If we do not achieve the reputation we envision, we may not be able to attract and retain a significant customer base, which could in turn, adversely affect our revenues, profitability and the market price of our common stock.

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

Unfavourable publicity about us or consumer perception of our products, , including the nutritional supplements we distribute, the ingredients they contain and any similar products distributed by other companies could cause fluctuations in our operating results and could have a material adverse effect on our reputation, the demand for our products and our ability to generate revenues and the market price of our common stock.

We are highly dependent upon consumer perception of the safety and quality of our products, including our nutritional supplements, and the ingredients they contain, as well as that of similar products distributed by other companies. Consumer perception of products and the ingredients they contain can be significantly influenced by scientific research, national media attention and other publicity, including that generated via social media. A research report or publicity related to our products and the ingredients they contain that is perceived by our consumers as less favourable or that questions earlier favourable research or publicity could have a material adverse effect on our ability to generate revenues. Adverse publicity, in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our products or the ingredients they contain or similar products distributed by other companies with illness or other adverse effects, that questions the benefits of our or similar products, or that claims that such products are ineffective could have a material adverse effect on our reputation, the demand for our products, our ability to generate revenues and the market price of our common stock.

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

The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our products and the operation of our hotel are subject to numerous Chinese laws and regulations as well as laws and regulations imposed by provincial and local governments and agencies and require that we maintain certain licenses and permits. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. The failure to maintain appropriate licenses for the operation of our hotel, including those related to the distribution of food and beverages could have a material effect on our results of operations. Manufacturers and distributors of health and wellness products and dietary supplements and dietary ingredients are prohibited from marketing products that are adulterated or misbranded, and the governing agencies may take enforcement action against any adulterated or misbranded health and wellness product or dietary supplement on the market. If we violate applicable regulatory requirements, we may be subject to enforcement actions against us, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. The government may not accept the evidence of safety for any new product or ingredient we may wish to market, may determine that a particular product or ingredient presents an unacceptable health risk based on reported serious adverse events or other information, and may determine that a particular claim or statement of efficacy or nutritional value that we use to support the marketing of a product is not substantiated, or is an unauthorized version of a “health claim.” Any of these actions could prevent us from marketing particular products or making certain claims or statements with respect to those products. We could also be required to remove a particular product from the market. Any future recall or removal would result in costs to us, including lost revenues from any products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to an increased risk of litigation and liability, substantial costs, and reduced growth prospects.

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

Our business and our ability to raise capital may be materially adversely affected by global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, the conflict in Iran and the disruption in the oil markets, and other recent actions undertaken by the United States, such as the imposition of tariffs and the response of China and other nations thereto.

Global markets are experiencing volatility and disruption as a result of the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, the conflict in Iran and the disruption to the oil markets and other recent actions undertaken by the United States, such as the imposition of tariffs and the response of China and other nations thereto. The invasion of Ukraine by Russia, the Israel-Hamas conflict, the conflict in Iran and the disruption to the oil markets and other recent actions undertaken and threatened by the United States and the resulting measures that have been taken, and could be taken in the future, by China, NATO, the United States, the United Kingdom, the European Union, Israel and other countries have created global security concerns that could have a lasting impact on regional and global economies and financial markets. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Our auditor, YCM CPA INC. (“YCM CPA”), an independent public accounting firm registered with the PCAOB, and an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is based in the United States and has been inspected by the PCAOB on a regular basis, with the last inspection in 2025. Our auditor is not headquartered in mainland China or Hong Kong and was not identified as a firm subject to the determinations announced by the PCAOB on December 16, 2021. Nevertheless, should the PCAOB be unable to fully conduct inspection of our auditor’s work papers in China, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and our securities. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, if our securities were then traded on an exchange, that exchange may determine to delist our securities.

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

We are a Colorado holding company which conducts our operations in China through wholly owned subsidiaries with direct equity ownership and most of our assets are and will be located outside the United States. Almost all of our operations will be conducted in China. In addition, nearly all of our officers and directors, including Quanzhong Lin, Qiyu Jiang, Huiliang Jiao and Xiaowen Zheng are PRC nationals and residents of China and all of their assets are located outside the United States. Christopher Lee, our remaining director, resides outside of the United States for a significant portion of time. As a result, it may be difficult for you to effect service of process upon us or our directors and officers inside China or to bring actions against us or our management in China.

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

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014. SAFE Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as changes in capital contributed by PRC individuals, share transfers or exchanges, mergers, divisions or other material events. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC Subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC Subsidiaries. Moreover, failure to comply with the various SAFE registration requirements could result in liability under PRC law for evasion of foreign exchange controls.

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

There is a limited public market for our common stock in the OTCQB. On many days during the years ended December 31, 2025, and 2024 and to date in 2026, no shares were traded. We cannot assure you that an active public market for our common stock will develop or that you will be able to resell our shares at or above the price you paid or at all.

The market price of our shares is likely to be highly volatile, which could result in substantial losses to investors.

The trading price of our common stock may be volatile and could fluctuate widely due to factors beyond our control. The trading price for our common stock varied during the twelve-month period ended December 31, 2025, between a high of $0.68 and a low of $0.02. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations. This may happen because of the broad market and industry factors, like the performance and fluctuation of the market prices of other companies with business operations located mainly in China that have securities publicly traded in the United States. The securities of some companies with operations in China and securities publicly traded in the United States have experienced significant volatility, including price declines in connection with their initial public offerings. The trading performance of these Chinese companies’ securities after their offerings may affect the attitudes of investors toward Chinese companies publicly traded in the United States, including those of investors based in China, in general and consequently may impact the trading performance of our common stock, regardless of our actual operating performance. Such volatility in the price of our common stock including any stock-run up, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

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

Military or other conflicts in Ukraine, the Middle East, Iran or elsewhere and increased geopolitical tensions may lead to increased volume and price volatility for publicly traded securities which could adversely impact the price of our common stock.

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

●

the deployment of third-party cyber-security experts to perform penetration testing on our internal and external networks and systems in an effort to identify potential vulnerabilities; and

consideration of the cybersecurity risks posed by interacting with current and potential third-party service providers, suppliers and customers.

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

Yunnan Runcangsheng operates a 2,946 square meter production facility, including, R&D centers, extraction facilities, preparation workshops and a warehouse. Yunnan Runcangsheng operates planting facilities where it grows some of the key ingredients used in its products. In November 2025 the Company entered into a three year lease for this property at an annual rent of $44,720.

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

Trading in stocks on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

The following table sets forth the high and low trading prices of one share of our common stock for each fiscal quarter during the two most recent fiscal years. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Our common stock trades on a limited, sporadic and volatile basis.

Year ended December 31, 2025	Low	High
First Quarter	$0.018	$0.042
Second Quarter	0.042	0.51
Third Quarter	0.1030	0.631
Fourth Quarter	0.1640	0.678

Year ended December 31, 2024	Low	High
First Quarter	$0.27	$1.02
Second Quarter	0.22	0.67
Third Quarter	0.27	0.66
Fourth Quarter	0.02	0.55

Holders

As of May 12, 2026, there were approximately 650 record holders of our common stock.

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

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options under equity compensation plans	I Number of securities remaining available for future issuance under equity Compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders	None	—	331,250

Equity compensation plans not approved by security holders	None	—	None

Total	None	—	331,250

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

Recent Sales of Unregistered Equity Securities

During the fourth quarter of 2025, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

In September 2021, we completed the acquisition of nine pharmacies located in Chengdu by acquiring the entities which owned the pharmacies. We currently operate pharmacies at 8 locations.

On September 30, 2022, we acquired all of the outstanding equity of Yunnan Runcangsheng Technology Co., Ltd (“Runcangsheng”). Runcangsheng was established in April 2020, and is headquartered in Luquan Yi and Miao Autonomous County, Kunming City, Yunnan Province.

Runcangsheng operates a 2,946 square meter production facility, which houses R&D centers, extraction facilities, preparation workshops and a warehouse. Runcangsheng has more than 30 sub brands and is focused on promoting a healthy lifestyle through the use of foods believed to promote well-being, health foods, modernized versions of traditional Chinese medical products and plant extracts. Runcangsheng cultivates many of the raw materials used in its products, compounds the materials into easy to transport and use pre-packaged foods and distributes the products at the wholesale level. As life-styles in China evolve, work pressures increase and the ingestion of meats and other western style foods increases, Runcangsheng seeks to design and market products intended to combat the increase in obesity, hypertension, insomnia and physical ailments associated with such changes. The acquisition of Runcangsheng will enable us to operate as a vertically integrated company, capable of formulating the kinds of health foods and other nutritional products and supplements suitable for our clients and marketing those products through our distribution channels.

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

We incurred a net loss of $2,042,463 and $2,768,341 for the years ended December 31, 2025 and 2024, respectively, and used net cash in operating activities of $2,034,331 and $1,628,834 for the years ended December 31, 2025 and 2024, respectively. We had a working capital deficit of $7,476,418 as of December 31, 2025. These facts and conditions raise substantial doubt about our ability to continue as a going concern. From January 1, 2025 through December 31, 2025, our cash and cash equivalents decreased from $62,310 to $20,751 mainly due to cash outflows from operating activities.

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

Segment Information

We operate as four operating and reporting segments. Operating segments are defined as components of a business that can earn revenue and incur expenses and for which discrete financial information is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and assess performance. Our CODM, our Chief Executive Officer, allocates resources and assesses performance based upon the performance of each of the operating segments discussed below which are differentiated based upon the nature of the products and services offered, whether the segment manufactures products and the manner in which its products are offered to third parties.

Results of Operations

Years ended December 31, 2025 and 2024

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Years Ended December 31,
	2025		2024
	$	% of Revenue	$	% of Revenue
Revenue	$1,489,427	100%	$3,824,301	100%
Operating costs and expenses	4,009,977	269%	6,412,492	168%
Loss from operations	(2,520,550)	(169)%	(2,588,191)	(68)%
Non-operating (expenses) income, net	478,478	32%	(179,622)	(5)%
Loss before income tax	(2,042,072)	(137)%	(2,767,813)	(72)%
Income tax expense	391	-%	528	-%
Net loss	$(2,042,463)	(137)%	$(2,768,341)	(72)%

The following table shows the Company’s operations by business segment for the years ended December 31, 2025 and 2024.

	For the Years Ended December 31,
	2025	2024
Net revenue
Direct sales	$171,949	$504,097
Pharmacy	107,198	822,958
Hotel	408,581	585,634
Manufacture and sale	801,699	1,911,612
Total revenues, net	$1,489,427	$3,824,301

Operating costs and expenses
Direct sales
Cost of sales	$44,101	$173,950
Operating expenses	962,910	1,815,052
Pharmacy
Cost of sales	59,085	262,276
Operating expenses	287,428	366,707
Hotel
Hotel operating costs	1,082,538	1,447,599
Operating expenses	315,370	272,153
Manufacture and sale
Cost of sales	764,635	1,331,138
Operating expenses	493,910	743,617
Total operating costs and expenses	$4,009,977	$6,412,492

Income (loss) from operations
Direct sales	$(835,062)	$(1,484,905)
Pharmacy	(239,315)	193,976
Hotel	(989,327)	(1,134,119)
Manufacture and sale	(456,846)	(163,143)
Loss from operations	$(2,520,550)	$(2,588,191)

Revenue

Revenue was $1,489,427 in the year ended December 31, 2025, compared to $3,824,301 in 2024, a decrease of $2,334,874 or 61%. For the year ended December 31, 2025, we had $1,080,846 in product revenues, a decrease of $2,157,821 from 2024 in which product revenues were $3,238,667. Of our product revenues in 2025, $171,949 were from direct sales, a decrease of $332,148 or 66% from 2024, $107,198 were from sales at our pharmacies, a decrease of $715,760 or 87% from 2024, and $801,699 from sales by manufacture and sales, a decrease of $1,109,913 or 58% from 2024. In 2025, we had hotel revenue of $408,581, a decrease of $177,053 or 30% from 2024.

Direct Sales

Our direct products sales revenue was $171,949 for the year ended December 31, 2025, compared with $504,097 in the same period of 2024, representing a decrease of $332,148 or 66%. Our direct sales revenue as a percentage of our total revenue was 12% for 2025, compared to 13% for 2024. The decrease in direct sales revenue was mainly due to the economic downturn as marketing and promotional activities became more challenging compared to last year.

Pharmacy

Our pharmacy revenue was $107,198 for the year ended December 31, 2025, compared with $822,958 in the same period of 2024, representing a decrease of $715,760 or 87%. Our pharmacy revenue as a percentage of our total revenue was 7% for 2025, compared to 22% for 2024. The decrease in revenue was mainly due to the economic downturn as marketing and that promotional activities did not generate anticipated revenues, as well as the convenience of online shopping leading to decreased sales in physical stores.

Hotel

Our hotel revenue was $408,581 for the year ended December 31, 2025, compared with $585,634 for the same period of 2024, representing a decrease of $177,053 or 30%. Our hotel revenue as a percentage of our total revenue was 27% for 2025, compared to 15% for 2024. Our hotel revenue decreased by $177,053 due to the economic downturn and the slowdown in the catering industry.

Manufacture and Sale

Our manufacture and sales revenues were $801,699 for the year ended December 31, 2025, compared with $1,911,612 for the same period of 2024, representing a decrease of $1,109,913 or 58%. Our manufacture and sales revenue as a percentage of total revenue was 54% for the year ended December 31, 2025, compared to 50% for the same period of 2024. The decrease in manufacture and sales revenue was mainly due to the economic downturn as marketing and promotional activities become more challenging compared to last year.

Operating Costs and Expenses

Cost of Sales

Cost of sales was $867,821 for the year ended December 31, 2025, compared to $1,767,364 for 2024, a decrease of $899,543 or 51%. The decrease in cost of sales was attributable to the decrease in sales.

Direct sales

The cost of sales for our direct sales was $44,101 for 2025, compared with $173,950 for 2024, representing a decrease of $129,849 or 75%. The cost of sales for direct sales as a percentage of our direct sales was 26% for the year ended December 31, 2025, compared to 35% for the same period of 2024. The decrease in cost of sales was attributable to the decrease in sales.

Pharmacy

The cost of sales at our pharmacies was $59,085 for 2025, compared with $262,276 for 2024, representing a decrease of $203,191 or 77%. The cost of sales at our pharmacies as a percentage of pharmacy product sales was 55% for the year ended December 31, 2025, compared to 32% for the same period of 2024. The decrease in cost of sales was mainly due to the decrease in sales. Moreover, certain promotional activities, such as price discounts, caused an increase in percentage of our revenues represented by the cost of goods sold.

Manufacture and Sale

The cost of sales at our manufacture and sales segment was $764,635 for 2025, compared with $1,331,138 for 2024, representing a decrease of $566,503 or 43%. The cost of sales for our manufacture and sale segment as a percentage of sales was 95% for 2025, compared to 70% for 2024. The primary reason for the decrease in cost of sales was due to decreased sales.

Hotel Operating Costs

Hotel operating costs were $1,082,538 and $1,447,599 for the years ended December 31, 2025 and 2024, respectively, representing a decrease of $365,061 or 25%. The primary reason for the decrease in hotel operating costs was due to decreased revenue.

Operating Expenses

Operating expenses were $2,059,618 for the year ended December 31, 2025, compared to $3,197,529 for 2024, a decrease of $1,137,911 or 36%.

The decrease in operating expenses was primarily attributable to the decrease in general and administrative expenses during the year ended December 31, 2025, was primarily due to stock compensation expense decreased by $301,127, decreased R&D expense by $266,412, decreased professional expense by $231,738, decreased payroll expense by $89,128, which was partly offset by increased bad debts expense by $40,841.

The decrease in selling expenses during the year ended December 31, 2025 was primarily due to decreased travel cost by $181,900, decreased rent expense by $38,986 and decreased payroll expense by $63,257.

Loss from Operations

Loss from operations was $2,520,550 in the year ended December 31, 2025, compared to $2,588,191 in 2024, a decrease of $67,641 or 3%. The decrease in our loss from operations for 2025 was due to the decreased loss in direct sales of $649,843 and in our hotel segment of $144,791, partially offset by the increased loss in in our manufacture and sales segment of $293,704 and our pharmacy segment of by $433,290.

Non-operating Income (Loss)

Non-operating income was $478,478 for the year ended December 31, 2025, compared to a non-operating loss of $179,622 for 2024. For the year ended December 31, 2025, we had gains from forgiveness of other payable of $467,695 and other income of $29,372, partly offset by interest expense of $18,589. For the year ended December 31, 2024, we had interest expense of $76,613 and other expenses of $103,009.

Income Tax Expense

Income tax expense was $391 and $528 for the years ended December 31, 2025 and 2024, respectively

Net Loss

Our net loss for the year ended December 31, 2025 was $2,042,463, compared to a net loss of $2,768,341 for 2024, a decrease of $725,878 or 26%. The decrease in our net loss was mainly due to decreased operating costs and expenses, which was partly offset by decreased sales, as described above.

Liquidity, Capital Resources

During the year ended December 31, 2025, we used $2,034,331 in operations. As of December 31, 2025, cash and cash equivalents were $20,751, compared to $62,310 as of December 31, 2024. At December 31, 2025, we had a working capital deficit of $7,476,418.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2025 and 2024, respectively.

	December 31, 2025	December 31, 2024
Net cash used in operating activities	$(2,034,331)	$(1,628,834)
Net cash used in investing activities	$(13,045)	$(195,235)
Net cash provided by financing activities	$1,994,344	$1,426,442

Net cash used in operating activities

For the year ended December 31, 2025, net cash used in operating activities was $2,034,331. This reflects our net loss of $2,042,463, adjusted by non-cash related expenses including depreciation and amortization expense of $156,830, a bad debt provision of $18,724, loss on disposal of fixed assets of $86,522, a reversal of inventory of $14,223, gain from sale of leasehold improvement of $ 467,695, and operating lease expenses of $298,778, and then decreased by a net change in working capital of $70,804. The cash outflow from changes in working capital items mainly resulted from an increase in advances to suppliers from related party of $11,057, an increase in payments of accounts payable including payment to related party of $299,605, a decrease in outstanding taxes payable of $68,331, a decrease in outstanding accrued liabilities and other payables of $19,947, payments of lease liabilities of $216,631, and payment of lease liabilities to related party of $7,943, partly offset by cash inflow from a decrease in accounts receivables of $76,491, a decrease in accounts receivables from related party of $212,843, a decrease in other receivables and prepaid expenses of $24,214, a decrease in advance to suppliers of $34,371, a decrease in inventory of $110,187, a decrease in security deposit of 2,883, an increase in unearned revenue of $ 53,925 and an increase in unearned revenue from related party of $37,796.

For the year ended December 31, 2024, net cash used in operating activities was $1,628,834. This reflects our net loss of $2,768,341, adjusted by non-cash related expenses including depreciation and amortization expense of $321,282, a bad debt reversal of $22,415, an inventory impairment of $12,229, operating lease expenses of $542,675, a loss on disposal of fixed assets of $63,105, interest income of $24,867 and stock-based compensation of $301,127, and then decreased by a net change in working capital of $53,629. The cash outflow from changes in working capital items mainly resulted from an increase in accounts receivables from related parties of $431,703, an increase in inventory of $88,249, a decrease in unearned revenue of $40,971, payments of lease liabilities of $395,878, and payment of lease liability related parties of $7,959, partly offset by cash inflows from accounts receivable of $226,110, a reduction in from advances to suppliers of $112,748, a reduction in security deposits of $79,274, cash inflow from other receivables and prepaid expense of $38,729, increases in accrued liabilities and other payables of $28,304,an increase in taxes payable of $22,730, and an increase in accounts payable (including accounts payable to related parties) of $403,236.

Net cash used in investing activities

For the years ended December 31, 2025 and 2024, net cash used in investing activities was $13,045 and $195,235, respectively. For the year ended December 31, 2025, net cash used in investing activities included $13,045 for the purchase of fixed assets. For the year ended December 30, 2024, net cash used in investing activities included $241,661 for the purchase of fixed assets, and $2,779 purchase of an intangible asset, which was partly offset by cash received on disposal of fixed assets of $24,338 and repayment received from loans to third party of $24,867.

Net cash provided by financing activities

For the years ended December 31, 2025 and 2024, net cash provided by financing activities was $1,994,344 and $1,426,442, respectively. For the year ended December 31, 2025, net cash provided by financing activities was the result of proceeds from advances from related parties of $3,748,205 and proceeds from loan of $83,478, which was partly offset by repayments of loans due related parties of $1,092,205 and repayment of a government grant of $745,134. For the year ended December 31, 2024, net cash provided by financing activities was the result of proceeds from advances from related parties of $2,347,095, which was partly offset by repayments of loans due related parties of $753,991 and repayment of a government grant of $166,662.

Runcangsheng generated $28,207 in income for the year ended December 31, 2025. It is likely that we will require additional capital to achieve its short-term operational goals and long-range business plans. Further, we may need additional capital to maintain our other businesses. We may also have to raise additional financing as our working capital requirements are expected to increase in line with the growth of our business. In the past we have funded our operations through proceeds from private placements of equity and advances from our principal shareholder. Should we require capital to fund our business, we intend to finance our business by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders and could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

At December 31, 2025, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2025, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and knowledge of the regulations of the Securities and Exchange Commission, and deficiencies in the design or operation of our internal control over financial reporting, including the lack of a fully automated accounting system and incomplete documentation of controls and procedures, that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2025. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer have concluded that due to the absence of a financial staff with accounting and financial expertise and certain deficiencies in the design or operation of our internal control over financial reporting, our internal controls over financial reporting were not effective as of December 31, 2025.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2025 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. We believe we have improved the capabilities of our accounting staff through the appointment of Xiaowen Zheng as our Chief Financial Officer but, as discussed above, we need to take additional steps to eliminate the material deficiencies in our disclosure controls and procedures.

Item 9B.	Other Information

Not applicable

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

The following table sets forth the names and ages of all directors and executive officers as of the end of the last fiscal year and on the date of this report:

Name	Age	Position
Quanzhong Lin	46	Director, Chairman, President and Chief Executive Officer
Xinliang Li a/k/a Christopher Lee (1) (2) (3)	53	Director
Huiliang Jiao (1) (2) (3)	50	Director
Qiyu Jiang	40	Director
Xiaowen Zheng (4)	39	Chief Financial Officer

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Qiyu Jiang was appointed to our Board of Directors April 15, 2026. Mr. Jiang graduated from the INSEEC Paris School of Business in March 2015. Mr. Jiang became a Chartered Financial Analyst Level I Candidate in June 2024 and received a Legal Professional Qualification Certificate in August 2021. From October 2017 to March 2022, Mr. Jiang served as an Executive Director of Jiujiang Gongqingcheng Dishi Investment Management Co., Ltd., where he was responsible for providing legal opinions for product issuances and filings on behalf of private fund management clients and participated in equity investment project negotiations. Mr. Jiang established himself as an independent professional options trader in May 2022 and continues to engage in options trading. Mr. Jiang is fluent in Mandarin, French and English

Xiaowen Zheng, was appointed to the position of Chief Financial Officer of our Company effective January 7, 2025. Mr. Zheng also serves as Chief Financial Officer of our subsidiaries. Mr. Zheng is an accomplished financial executive with extensive experience in accounting, taxation, and financial management across various industries. Mr. Zheng served as Financial Manager of Chengdu Aixin Zhonghong Biological Technology Co., Ltd., a subsidiary of the Company, since March 2023. From January 2022 to February 2023, Mr. Zheng served as the Financial Director for Sichuan Minghoutian Information Technology Co., Ltd., an information technology company, where he led the company’s financial operations, including internal management, accounting, taxation, and securing external financing. From November 2017 to December 2021, Mr. Zheng held the position of Financial Manager at Sichuan Huianrong Information Technology Co., Ltd., a technology company, overseeing the financial department’s operations and advancing the company’s enterprise restructuring initiatives to prepare the organization for scalability. From May 2009 to November 2017, Mr. Zheng gained his expertise in accounting and tax compliance through roles as an accountant at Sichuan Jinguang Chemicals Co., Ltd. and Hutchison (China) Trading Co., Ltd., and as an Accounting Supervisor at Sichuan Creativity Information Technology Co., Ltd., where he specialized in audits, tax management, and financial analysis, streamlining reporting processes and ensuring compliance. Mr. Zheng holds a Bachelor of Science degree in Accounting from Panzhihua University. Mr. Zheng, 39 years old, is a Certified Tax Agent, Senior Management Accountant, and holds certifications in securities, all accredited by organizations in China.

There are no family relationships among any of our officers and directors.

Directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by the board of directors and hold office until the earliest of their death, resignation or removal from office.

Independence

Our board of directors has determined that each of Christopher Lee, Qiyu Jiang and Huiliang Jiao satisfies the definition of “independent director” in accordance with Rule 5605(a)(2) of the Marketplace Rules of The Nasdaq Stock Market, Inc. and Section 10(A)(m)(3) of the Securities Exchange Act of 1934, as amended.

Board Committees

Our board of directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our board of directors has adopted written charters for each of these committees. Copies of the charters are available on our website. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee. Our Audit Committee consists of Messrs. Lee, Jiao and Jiang, each of whom is independent. The Audit Committee assists the Board of Directors oversight of (i) the integrity of financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor and prepares the report that the SEC requires to be included in our annual proxy statement. The Audit Committee operates under a written charter. Mr. Lee is the Chairman of our Audit Committee.

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

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Each of Messrs. Lee, Jiao and Jiang are members of the Nominating and Corporate Governance Committee. Mr. serves as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter.

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

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers and general employees and other policies, and for providing assistance and recommendations with respect to our compensation policies and practices. Each of Messrs. Lee, Jiao and Jiang are members of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Jiao is the Chairman of Compensation Committee.

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

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to, earned by or accrued for, our directors during the fiscal year ended December 31, 2025.

	DIRECTOR COMPENSATION
Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Quanzhong Lin	$20,488	—	—	—	—	0	$20,488
Christopher Lee	$9,600						$9,600
Huiliang Jiao	$12,000	—	—	—	—	—	$12,000

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

Our Board of Directors has determined that Christopher Lee, Huiliang Jiao and Qiyu Jiang are “independent directors” within the meaning of NASDAQ Marketplace Rule 5605(a)(2) and Section 10(A)(m)(3) of the Exchange Act.

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

Audit Committee

Our Audit Committee consists of Messrs. Lee, Jiao and Jiang, each of whom is independent. The Audit Committee assists the Board of Directors oversight of (i) the integrity of financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor and prepares the report that the SEC requires to be included in our annual proxy statement. The Audit Committee operates under a written charter. Mr. Lee is the Chairman of our Audit Committee.

The Board of Directors determined that Mr. Lee possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Each of Messrs. Lee, Jiao and Jiang are members of the Nominating and Corporate Governance Committee. Mr. Jiang serves as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter.

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

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers and general employees and other policies, and for providing assistance and recommendations with respect to our compensation policies and practices. Each of Messrs. Lee, Jiao and Jiang are members of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Jiao is the Chairman of Compensation Committee.

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

The following table sets forth certain information about compensation paid, earned or accrued for services by each individual who served as our chief executive officer and chief financial officer for services rendered in all capacities during the two years ended December 31, 2025. No other executive officer of our Company or other individual received total annual salary and bonus compensation in excess of $100,000 for the year ended December 31, 2025.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Quanzhong Lin, President(1)	2024	20,100		20,100
	2025	20,488		20,488
Xiaowen Zheng, Chief Financial Officer (2)	2024	$24,500	$	$24,500

(1) Amounts attributed to Mr. Lin represent amounts paid as President and CEO of AiXinZhonghong.

(2) Amounts attributed to Mr. Zheng represent amounts paid by the Company’s subsidiary, Chengdu Aixin Zhonghong Biological Technology Co., Ltd.

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

Grants of Plan-Based Awards

None of our executive officers was granted any options or equity awards during 2025 or held any options or other equity awards as of the date hereof.

Outstanding Equity Awards

There are no outstanding equity awards granted pursuant to the 2019 Equity Incentive Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 12, 2026, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. There were ● shares of our common stock outstanding as of April 26, 2025.

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

Name of Shareholder (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Directors and Executive Officers:

Quanzhong Lin, Chairman and CEO	14,534,676	58.14%

Christopher Lee, Director	0	-

Huiliang Jiao, Director	0	-

Qiyu Jiang	0	-

Xiaowen Zheng, CFO	0	-

All directors and executive officers as a group (five persons)	14,534,676	58.14%

(1)	The address of each beneficial owner is c/o AiXin Life International, Inc., Hongxing International Business Building 2, 14th FL, No. 69 Qingyun South Ave., Jinjiang District, Chengdu City, Sichuan Province, China

Item 13	Certain Relationships And Related Transactions, And Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2025 and certain ongoing transactions, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

From time to time we have borrowed money from, loaned money to, sold products on credit to, purchased products on credit from and prepaid for certain assets or services from related parties. Set forth below are the accounts receivable due from and the accounts payable due to the named related parties as of the dates indicated.

Accounts receivable – related parties

Accounts receivable – related party consisted of the following as of the periods indicated:

	December 31, 2025	December 31, 2024
Chengdu Lisheng Huiren Pharmacy Co., Ltd.	$151,386	$144,331
Chengdu Cigu Foshou Pharmacy Co., Ltd.	-	22
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	24,115	22,632
Sichuan Yunxitang Pharmacy Co., Ltd.	-	868
Shengcaofeng Health Industry (Yunnan) Co., Ltd.	-	137,010
Chengdu Aixin International Travel Service Co., Ltd.	143,380	210,224
Total	$318,881	$515,087

Each of the entities listed above is controlled by Mr. Quanzhong Lin our Chairman, CEO and major shareholder except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, one of our Directors. Xiaoyan Zhou is the wife of Huiliang Jiao, the Company’s Director.

Sales revenue – related party

Sales revenue – related party consisted of the following for the periods indicated:

	Years Ended December 31,
	2025	2024
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	$3,706	$22,513
Chengdu Aixin International Travel Service Co., Ltd.	4,676	3,258
Chengdu Lisheng Huirentang Pharmacy Co., Ltd	785	60,223
Shengcaofeng Health Industry (Yunnan) Co., Ltd.	656,621	-
Yuefu Restaurant	-	128
Total	$665,788	$86,122

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company.

Advances to suppliers– related parties

Advances to suppliers – related parties consisted of the following as of the periods indicated:

	December 31, 2025	December 31, 2024
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	$8,957	$-
Sichuan Yunxitang Pharmacy Co., Ltd.	860	-
Chengdu Heshengyuan Pharmacy Co., Ltd.	103	-
Chengdu Cigu Foshou Pharmacy Co., Ltd.	1,444	-
Total	$11,364	$-

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life).

Accounts payable – related parties

Accounts payable – related party consisted of the following as of the periods indicated:

	December 31, 2025	December 31, 2024
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	$57,136	$75,474
Shengcaofeng Health Industry (Yunnan) Co., Ltd.	-	1,206
Sichuan Yunxitang Pharmacy Co., Ltd.	111	370
Chengdu Heshengyuan Pharmacy Co., Ltd.	2,426	1,529
Chengdu Cigu Foshou Pharmacy Co., Ltd.	699	4,349
Total	$60,372	$82,928

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company.

Purchase – related party

Purchase – related party consisted of the following for the periods indicated:

	Years Ended December 31,
	2025	2024
Sichuan Yunxitang Pharmacy Co., Ltd	$127	$806
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	50,878	229,959
Chengdu Heshengyuan Pharmacy Co., Ltd.	1,796	1,913
Chengdu Cigu Foshou Pharmacy Co., Ltd.	502	4,881
Chengdu Aixin International Travel Service Co., Ltd.	-	114,789
Yunnan Shengcaofeng Biotechnology Co., Ltd	-	1,223
Total	$53,303	$353,571

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Yunan Shengcaofeng Biotechnology Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company.

Unearned revenue - related party

As of December 31, 2025 and 2024, unearned revenue - related party consisted of $36,833 and nil advance payment from Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company and $2,014 and nil advance payment from Chengdu Aixin Yuefu Catering Management Co., Ltd, which is owned by Quanzhong Lin, the CEO of the Company.

Due from related parties

	December 31, 2025	December 31, 2024
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$-	$547
Chengdu Fuxiangtang Pharmacy Co., Ltd.	-	82
Chengdu Heshengyuan Pharmacy Co., Ltd.	286	-
Chengdu Wenjiang District Heneng Hupu Pharmacy Co., Ltd.	-	685
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	54,260	-
Chengdu Cigu Foshou Pharmacy Co., Ltd.	6,540	-
Sichuan Aixin Investment Co. Ltd.	286	274
Chengdu Lisheng Huiren Pharmacy Co., Ltd.	6,600	1,132
Mianyang Aixin Cunshan Pharmacy	5,064	-
Sichuan Yunxitang Pharmacy Co., Ltd	443	-
Xiaoyan Zhou	-	2,055
Huiliang Jiao	-	49,009
Total	$73,479	$53,784

Due to related parties

Due to related parties consisted of the following as of the periods indicated:

	December 31, 2025	December 31, 2024
Quanzhong Lin	$5,257,326	$2,952,403
Huiliang Jiao	367,830	-
Mianyang Aixin Cunshan Pharmacy Co. Ltd.	-	121
Xiaoyan Zhou	15,015	-
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	33,695	-
Chengdu Aixin International Travel Service Co., Ltd.	5,165	4,948
Chengdu Cigu Foshou Pharmacy Co., Ltd.	1,079	-
Runcangsheng Health Industry (Yunnan) Co., Ltd.	135,848	-
Total	$5,815,958	$2,957,472

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

Office leases

In May 2014, the Company entered a lease with Quanzhong Lin for an office. The lease was recently renewed for a term expiring May 28, 2028 at a monthly rent of RMB 5,000 ($704), payable quarterly. The future annual minimum lease payments at December 31, 2025 are $8,448, $8,448, and $3,520 for each of the years ended December 31, 2026, 2027 and 2028, respectively.

Runcangsheng leases an office from Xiaoyan Zhou, wife of Huiliang Jiao, a director of our Company. The initial term of the lease expired in February 2023 when it was renewed for a term expiring February 28, 2026 with monthly rent of RMB 5,000 ($690). The lease was converted to an annual contract starting from January 1, 2024.

Item 14	Principal Accountant Fees And Services.

The following is a summary of the fees billed to us by YCM CPA INC. for professional services rendered for services as our registered independent public accountants for the fiscal years ended December 31, 2025 and December 31, 2024:

	Fiscal year ended December 31,
	2025	2024

Audit Fees	$290,000	$170,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$290,000	$170,000

The following is a summary of the fees billed to us by KCCW Accountancy Corp. for professional services rendered for services as our registered independent public accountants for the fiscal year ended December 31, 2024 :

Year Ended December 31, 2024
Audit Fees	$150,000
Audit Related Fees	-
Tax Fees	-
All Other Fees	-
Fees	$150,000

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

Our Board of Directors reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2025 fiscal year. The board of directors also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the board of directors has determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2024 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Consolidated Financial Statements of Aixin Life International, Inc. for the years ended December 31, 2025 and 2024.

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit Number	Description of Document
3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006 as filed with the SEC on March 7, 2007).
3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008).
3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017 as filed with the SEC on January 16, 2018).
3.4	Articles of Amendment to Articles of Incorporation (incorporated by reference to Appendix A to the 14C Information Schedule filed with the SEC on August 24, 2020).
3.5	Articles of Amendment to Articles of Incorporation (incorporated by reference to Appendix A to Current Report on Form 8-K filed with the SEC on January 12, 2023)
3.6	Statement of Correction (incorporated by reference to Current Report on Form 8-K filed with the SEC on February 15, 2023)
3.7	Bylaws of the Company (incorporated by reference to Exhibit 3.6 of Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-268190) filed January 17, 2023).
4.1	Description of Securities (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020).
10.1	2019 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on January 10, 2019).
10.2	English Translation of Equity Transfer Agreement with Respect to Shangyan Hotel Company (incorporated by reference to Current Report on Form 8-K dated May 25, 2021).
10.3	English Translation of Equity Transfer Agreement with Respect to Chengdu Aixin Pharmacy Co., Ltd. and affiliated entities (incorporated by reference to Current Report on Form 8-K dated June 2, 2021).
10.4	English Translation of Equity Transfer Agreement among the Company, Chen Yun and Yunnan Sheng Shengyuan Technology Co., Ltd. (incorporated by reference to Current Report on Form 8-K dated July 19, 2022)
10.5	English Translation of Supplementary Agreement to Equity Transfer Agreement among the Company, Yunnan Sheng Shengyuan Technology Co., Ltd. and Chen Yun. (incorporated by reference to Current Report on Form 8-K/A filed October 6, 2022).
10.6	English Translation of Supplementary 2 Agreement to Equity Transfer Agreement among the Company, Yunnan Sheng Shengyuan Technology Co., Ltd. And Chen Yun. (incorporated by reference to Report on Form 8-K/A filed October 27, 2022).
1 0.7	English translation of Framework Agreement for Project Cooperation in Intelligent Deep Processing of Agricultural Products with Plateau Characteristics (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-268190) filed March 7, 2023).
10.8	Contribution Agreement dated March 17, 2025, by Mr. Quanzhong Lin in favor of the Company (incorporated by reference to Exhibit 10.8 to Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-268190) filed April 15, 2025).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed September 25, 2020).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Report on Form 10-K filed April 8 , 2024).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-268190) filed April 15, 2025).
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of 15d-14 of Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	Executive Compensation Clawback Policy. (incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K filed April 8, 2024).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2026	By:	/s/ Quanzhong Lin
Quanzhong Lin Chief Executive Officer (Principal Executive Officer

	By:	/s/ Xiaowen Zheng
Xiaowen Zheng Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 15, 2026.

Signature	Title

/s/ Quanzhong Lin	Chief Executive Officer and a Director
Quanzhong Lin	(Principal Executive Officer)

/s/ Xiaowen Zheng	Chief Financial Officer
Xiaowen Zheng	(Principal Financial Officer)

/s/ Huiliang Jiao	Director
Huiliang Jiao

Director
Christopher Lee

/s/ Onyu Jiang	Director
Onyu Jiang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AiXin Life International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AiXin Life International, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2025 and 2024 and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flow for years ended December 31, 2025 and 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a working capital deficit as of December 31, 2025 and a net loss and negative cash flows from operations for the year ended December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

PCAOB ID 6781

Irvine, California

May 15, 2026

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

Assets
Current assets
Cash and equivalents	$20,751	$62,310
Accounts receivable	62,606	153,378
Accounts receivable - related parties	318,881	515,087
Other receivables and prepaid expenses	98,065	127,912
Advances to suppliers	3,551	37,247
Advances to suppliers - related parties	11,364	-
Inventory, net	427,426	503,990
Due from related parties	73,479	53,784
Total current assets	1,016,123	1,453,708

Property and equipment, net	660,230	1,493,325
Intangible assets, net	2,786	4,514
Long term prepaid expenses	1,266	4,051
Operating lease right-of-use assets	1,501,802	1,425,923
Operating lease right-of-use assets - related parties	18,767	24,839
Total assets	$3,200,974	$4,406,360

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$534,176	$781,695
Accounts payable - related parties	60,372	82,928
Unearned revenue	188,659	127,646
Unearned revenue - related party	38,847	-
Taxes payable	38,265	103,945
Accrued liabilities and other payables	1,545,034	2,579,182
Government grant	-	733,721
Short term loan	85,799	-
Operating lease liabilities	177,924	101,422
Operating lease liabilities - related parties	7,507	6,859
Due to related parties	5,815,958	2,957,472
Total current liabilities	8,492,541	7,474,870
Operating lease liabilities - non-current	1,267,286	1,197,222
Operating lease liabilities - non-current - related parties	9,898	16,671
Total liabilities	9,769,725	8,688,763

Stockholders’ deficit
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 24,999,834 shares issued and outstanding as of December 31, 2025 and 2024	250	250
Additional paid in capital	15,276,550	15,276,550
Statutory reserve	151,988	151,988
Accumulated deficit	(22,031,196)	(19,988,733)
Accumulated other comprehensive income	33,657	277,542
Total stockholders’ deficit	(6,568,751)	(4,282,403)

Total liabilities and stockholders’ deficit	$3,200,974	$4,406,360

The accompanying notes are an integral part of these financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2025	2024

Sales revenue
Direct sales	$171,949	$504,097
Pharmacies	107,198	822,958
Hotel	408,581	585,634
Manufacture and sale	801,699	1,911,612
Total revenue, net	1,489,427	3,824,301

Operating costs and expenses
Cost of sales	867,821	1,767,364
Hotel operating costs	1,082,538	1,447,599
Selling expenses	507,743	791,104
General and administrative	1,551,875	2,105,298
Stock-based compensation	-	301,127
Total operating costs and expenses	4,009,977	6,412,492

Loss from operations	(2,520,550)	(2,588,191)

Non-operating income (expenses)
Interest expense	(18,589)	(76,613)
Gain from sale of leasehold improvement	467,695	-
Other income (expense)	29,372	(103,009)
Total non-operating income (expenses), net	478,478	(179,622)

Loss before income tax	(2,042,072)	(2,767,813)

Income tax expense	391	528

Net loss	(2,042,463)	(2,768,341)

Other comprehensive items
Foreign currency translation gain (loss)	(243,885)	96,392

Comprehensive loss	$(2,286,348)	$(2,671,949)

Loss per share of common stock - basic and diluted	$(0.082)	$(0.111)

Weighted average shares outstanding	24,999,834	24,999,834

The accompanying notes are an integral part of these financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income (loss)	Total

Balance at December 31, 2023	24,999,834	250	14,975,423	151,988	(17,220,392)	181,150	(1,911,581)
Stock-based compensation	-	-	301,127	-	-	-	301,127
Net loss	-	-	-	-	(2,768,341)	-	(2,768,341)
Foreign currency translation loss	-	-	-	-	-	96,392	96,392
Balance at December 31, 2024	24,999,834	250	15,276,550	151,988	(19,988,733)	277,542	(4,282,403)
Net loss	-	-	-	-	(2,042,463)	-	(2,042,463)
Foreign currency translation loss	-	-	-	-	-	(243,885)	(243,885)
Balance at December 31, 2025	24,999,834	250	15,276,550	151,988	(22,031,196)	33,657	(6,568,751)

The accompanying notes are an integral part of these financial statements.

AIXIN LIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,042,463)	$(2,768,341)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,830	321,282
Bad debts provision (reversal)	18,724	(22,415)
Loss on disposal of fixed assets	86,523	63,105
(Reversal of) provision for inventory reserve	(14,223)	12,229
Gain from sale of leasehold improvement	(467,695)	-
Interest income	-	(24,867)
Operating lease expense	298,778	542,675
Stock based compensation	-	301,127
Changes in assets and liabilities:
Accounts receivable	76,491	226,110
Accounts receivable - related parties	212,843	(431,703)
Other receivables and prepaid expenses	24,214	38,729
Advances to suppliers	34,371	112,748
Advances to suppliers - related parties	(11,057)	-
Inventory	110,187	(88,249)
Security deposit	2,883	79,274
Accounts payable	(274,126)	317,729
Accounts payable - related parties	(25,479)	85,507
Unearned revenue	53,925	(40,971)
Unearned revenue - related party	37,796	-
Taxes payable	(68,331)	22,730
Accrued liabilities and other payables	(19,948)	28,304
Operating lease liability	(216,631)	(395,878)
Operating lease liability - related parties	(7,943)	(7,959)
Net cash used in operating activities	(2,034,331)	(1,628,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,045)	(241,661)
Repayment received from loans to third party	-	24,867
Cash received on disposal of fixed assets	-	24,338
Purchase of intangible asset	-	(2,779)
Net cash used in investing activities	(13,045)	(195,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	3,748,205	2,347,095
Repayment to related parties	(1,092,205)	(753,991)
Repayment of government grant	(745,134)	(166,662)
Proceeds from loan	83,478	-
Net cash provided by financing activities	1,994,344	1,426,442

EFFECT OF EXCHANGE RATE CHANGE ON CASH	11,473	(7,029)

NET DECREASE IN CASH	(41,559)	(404,656)

CASH, BEGINNING OF PERIOD	62,310	466,966

CASH, END OF PERIOD	$20,751	$62,310
	-	-
Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$253	$-

Supplemental disclosure of noncash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$255,088	$1,415,679
Termination of Right-of-use asset and operating lease liability	$-	$1,066,276
Sale of Leasehold Improvement	$148,406	$-
Specification settlement of Property and equipment	$479,655	$-

The accompanying notes are an integral part of these financial statements.

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

The Company incurred a net loss of $2,042,463 and $2,768,341 for the years ended December 31, 2025 and 2024, respectively, and used net cash in operating activities of $2,034,331 and $1,628,834 for the years ended December 31, 2025 and 2024, respectively, and has a working capital deficit of $7,476,418 as of December 31, 2025. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. From January 1, 2025 through December 31, 2025, the Company’s cash and cash equivalents decreased from $62,310 to $20,751 mainly due to an increase in cash outflow from operating activities.

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has cash on hand and deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is covered by insurance up to RMB 500,000 ($68,450) per bank.

Restricted Cash

Restricted cash consist of cash deposited with banks in conjunction with borrowings from banks. Restriction on the use of such as is imposed by the banks and remains effective throughout the terms of the bank borrowings. Restricted cash is classified as current asset on the Company’s consolidated balance sheet as all the balance is expected to be released to cash within the next 12 months from December 31, 2025. The restricted cash was cash maintained in temporarily frozen bank accounts held by Aixintang Pharmacy and its branches by the court for a judgement against Aixintang Pharmacy (see Note 17 – litigation).

Credit Losses

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. The Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit losses on financial instruments later codified as Accounting Standard codification (“ASC”) 326 (“ASC 326”), on January 1, 2023. The guidance introduces a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. There was no significant impact on the date of adoption of ASC 326.

Under ASC 326, accounts receivable are recorded at the invoiced amount, net of allowance for expected credit losses. The Company’s primary allowance for credit losses is the allowance for doubtful accounts. The allowance for doubtful accounts reduces the accounts receivable balance to the estimated net realizable value. The Company used a combination of method Aging schedule and Roll-rate method to assess the reasonability and adequacy of current allowance.

In establishing any required allowance, management considers historical losses adjusted for current market conditions, the Company’s customers’ financial condition, the amount of any receivables in dispute, the current receivables aging, current payment terms and expectations of forward-looking loss estimates.

All provisions for the allowance for doubtful accounts are included as a component of general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. In practice, companies generally provide a high-level, aggregated description of payment terms, such as payment is generally due upon delivery or shortly thereafter. As of December 31, 2025 and 2024, the bad debt allowance was $73,845 and $52,669, respectively.

The following table summarizes the activity related to the Company’s accounts receivable allowance for doubtful accounts for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
	2025	2024

Beginning balance	$52,669	$80,640
Provision for (Reversal of) bad debts	18,360	(22,415)
Effect of translation	2,816	(5,556)
Ending balance	$73,845	$52,669

Inventories

Inventories are stated at net realizable value using weighted average method. Costs include the cost of raw materials, freight, direct labor and related production overhead. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. The Company evaluates inventories on a quarterly basis for its net realizable value adjustments, and reduces the carrying value of those inventories that are obsolete or in excess of the forecasted usage to their estimated net realizable value based on various factors including aging, expiration dates, as applicable, taking into consideration historical and expected future product sales. The Company recorded inventory impairment (reserve) of $(14,223) and $12,229 as of December 31, 2025 and 2024, respectively.

Cost of Goods Sold

Cost of goods sold represents the direct costs incurred in the production or procurement of goods sold during the reporting period. Such costs primarily include raw materials, direct labor, and manufacturing overhead directly attributable to the production of finished goods. For retail or merchandising operations, cost of goods sold consists primarily of the purchase price of inventory, including freight-in and other costs necessary to bring inventory to a saleable condition.

Hotel Operating Costs

Hotel operating costs represent the direct and indirect expenses associated with the operation of hotel properties during the reporting period. These costs typically include payroll and related employee benefits for on-property staff, room operations, food and beverage costs, housekeeping, utilities, maintenance and repairs, property-level administrative expenses, and other costs necessary to operate and maintain hotel facilities.

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

Office furniture	1-5 years
Electronic equipment	2-3 years
Machinery	3-10 years
Leasehold improvements	3-5 years
Vehicles	5 years

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, but at least annually.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2025 and 2024, there were no significant impairments of its long-lived assets.

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

At December 31, 2025 and 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Disaggregation of Revenue

For the years ended December 31, 2025 and 2024, the Company disaggregate revenue into four revenue streams, consisting of direct product sales, pharmacies sales, hotel and manufacture sales as the following table:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Direct Product Sales	$171,949	504,097
Pharmacies Sales	107,198	822,958
Hotel	408,581	585,634
Manufacture and Sale:	801,699	1,911,612
Total Revenues	$1,489,427	$3,824,301

The Company’s revenue recognition policies for its various operating segments are as follows:

Direct Sales

The Company’s revenue from direct sales of products is recognized when goods are delivered to the customer and no other obligation exists. The Company does not provide unconditional return or other concessions to customers. The Company’s sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As an alternative to the product return option, customers have the option of asking for an exchange for products with the same value. The Company estimates expected product returns based on historical experience, contractual terms, applicable statutory return rights, and subsequent return activity. Historically, returns have been insignificant, and no material refund liability or sales return allowance was recorded as of December 31, 2025 and 2024.

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

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is covered by insurance up to RMB 500,000 ($68,450) per bank. As of December 31, 2025 and 2024, the Company has uninsured deposits in banks of nil held in the PRC.

The Company has not experienced any losses in such accounts and believes they are not exposed to any risks on its cash in these bank accounts.

During the year ended December 31, 2025, the Company had one customer that accounted for 39% of its total revenue. Net sales for this customer amounted to $581,080 during the year ended December 31, 2025.

During the year ended December 31, 2024, the Company had two customers that accounted for 14% and 10% of its total revenue. Net sales for those two customers amounted to $530,851 and $376,786 during the year ended December 31, 2024.

During the year ended December 31, 2025, the Company had two major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the year ended December 31, 2025	% of total purchase
A	$242,933	48%
D	102,932	20%

During the year ended December 31, 2024, the Company had three major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchases for the year ended December 31, 2024	% of total purchase
A	$556,202	28%
B	311,774	16%
C*	224,901	11%

*	CEO owns this entity with 100% ownership

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of December 31, 2025 and 2024. Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accrued liabilities and accounts payable, approximate their fair value due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. Unless otherwise disclosed, the fair value of the Company’s cash, accounts receivable, inventories, advances to suppliers, prepaid expenses and other current assets, accounts payable, unearned revenue accrued expenses and other current liabilities, taxes payable and due to related parties, approximate the fair value of the respective assets and liabilities as of December 31, 2025 and 2024 based upon the short-term nature of the assets and liabilities.

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

As of December 31, 2025 and 2024, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the years ended December 31, 2025 and 2024 consisted of net income (loss) and foreign currency translation adjustments.

Translation of amounts from RMB into USD has been made at the following exchange rates as of December 31, 2025 and 2024 and for the years ended December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
Period/year-end RMB:USD exchange rate	6.9931	7.2993
Period/annual average RMB:USD exchange rate	7.1875	7.1957

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

As of December 31, 2025 and 2024, the Company did not have any potentially dilutive instruments.

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

The following table shows the Company’s operations by business segment for years ended December 31, 2025 and 2024.

	For the Years Ended December 31,
	2025	2024
Net revenue
Direct sales	$171,949	$504,097
Pharmacy	107,198	822,958
Hotel	408,581	585,634
Manufacture and sale	801,699	1,911,612
Total revenues, net	$1,489,427	$3,824,301

Operating costs and expenses
Direct sales
Cost of sales	$44,101	$173,950
Operating expenses	962,910	1,815,052
Pharmacy
Cost of sales	59,085	262,276
Operating expenses	287,428	366,707
Hotel
Hotel operating costs	1,082,538	1,447,599
Operating expenses	315,370	272,153
Manufacture and sale
Cost of sales	764,635	1,331,138
Operating expenses	493,910	743,617
Total operating costs and expenses	$4,009,977	$6,412,492

Income (loss) from operations
Direct sales	$(835,062)	$(1,484,905)
Pharmacy	(239,315)	193,976
Hotel	(989,327)	(1,134,119)
Manufacture and sale	(456,846)	(163,143)
Loss from operations	$(2,520,550)	$(2,588,191)

The following table shows the Company’s assets by business segment as of December 31, 2025 and 2024.

Segment assets	As of December 31, 2025	As of December 31, 2024
Direct sales	$314,793	$508,005
Pharmacy	406,369	260,937
Hotel	1,443,727	1,578,367
Manufacture and sale	1,036,085	2,059,051
Total assets	$3,200,974	$4,406,360

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

3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Deposits	$52,392	$48,678
Prepaid expenses	1,787	6,702
Employees’ social insurance	19,666	18,350
Others	26,602	56,037
Total	$100,447	$127,912
Less: bad debt allowance	2,382	1,855
Total other receivables and prepaid expenses, net	$98,065	$127,912
Long-term prepaid expenses	$1,266	$4,051

Others primarily consist of temporary advances , amounts paid on behalf of employees for housing-related expenses, and petty cash funds for operational purposes.

4. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $3,551 and $37,247 as of December 31, 2025 and 2024, respectively. Advances to suppliers primarily include prepayments for products and equipment expected to be delivered subsequent to balance sheet dates. Due to their short-term nature, advances to suppliers are usually satisfied within 12 months.

5. INVENTORIES

Inventories consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Raw material	$150,017	$260,024
Drugs, pharmaceutical and nutritional products	317,302	293,159
Food and beverage, hotel supplies and consumables	38,749	40,156
Total	506,068	593,339
Less: reserve for inventory	78,642	89,349
Total inventories, net	$427,426	$503,990

Provision for inventory reserve for the years ended December 31, 2025 and 2024 was $(14,223) and $12,229, respectively.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Vehicles	$409,958	$440,256
Office equipment	99,392	99,170
Machinery equipment	989,311	1,429,230
Leasehold improvements	587,848	1,129,681
Total	2,086,509	3,098,337
Less: Accumulated depreciation	(1,426,279)	(1,605,012)
Property and equipment, net	$660,230	$1,493,325

During the year, the Company entered into a settlement agreement with the vendor of certain equipment after identifying that certain materials and specifications associated with the equipment did not meet contractual requirements. As part of the settlement, the vendor agreed to reduce outstanding amounts payable by approximately $0.48 million. The Company accounted for the settlement as a reduction to the carrying amount of property and equipment.

Depreciation expense for the years ended December 31, 2025 and 2024 was $154,956 and $315,139, respectively.

7. INTANGIBLE ASSETS, NET

Intangible asset consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Software	$5,251	$5,919
Less: Accumulated amortization	(2,465)	(1,405)
Intangible asset, net	$2,786	$4,514

Amortization expense for the years ended December 31, 2025 and 2024 was $1,873 and $6,143, respectively. At December 31, 2026, estimated amortization expense for each of the next five years is as follows: $1,086, $928, $772, nil and nil.

8. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Value-added	$8,190	$57,647
Income	30,075	29,216
City construction	-	4,703
Education	-	3,367
Other tax payable	-	9,012
Taxes payable	$38,265	$103,945

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Accrued employees’ social insurance	$114,350	$161,342
Accrued payroll and commission	941,110	746,183
Construction payable	40,679	1,124,230
Accrued professional fees	283,286	342,568
Other payables	165,609	204,859
Total	$1,545,034	$2,579,182

10. GOVERNMENT GRANT

On December 1, 2021, the Company and Luquan Yizu Miaozu Autonomous County People’s Government (“the People’s Government”) entered a cooperation agreement with a term of 10 years. According to the agreement, the People’s Government was to contribute RMB 8,000,000 ($1,194,400) as a one-time payment to the Company for deep processing of Chinese herbs. The Company can retain the contributed amount at the end of the cooperation term if it passes the performance assessment by the People’s Government; otherwise, it will return the full proceeds received plus a 20% penalty. The Company had balance of nil and $733,721 payable to the People’s Government. For the years ended December 31, 2025 and 2024, the Company returned $745,134 and $166,662, respectively to the Peoples’ Government. For the years ended December 31, 2025 and 2024, the Company recorded $18,611 and $77,219 interest expense related to this grant.

11. SHORT TERM LOAN

On November 7, 2025, the Company entered into a short-term loan with Bank of Communications Co., Ltd. for a principal amount of $85,700 (RMB 600,000) for working capital purposes. The loan is valid until November 5, 2027, with individual drawdowns not exceeding 12 months with interest at an annual rate of 2.8%. For the year ended December 31, 2025, the Company recorded and paid $253 interest expense for this loan. As of December 31, 2025, the outstanding of this loan was $85,799.

12. LEASE

AiXinZhonghong leases its office. The lease has a remaining lease term of approximately 2.40 years.

Aixin Shangyan Hotel leases its hotel premises under an operating lease arrangement. The lease has a remaining lease terms of approximately 8.29 years.

Aixintang Pharmacies lease retail pharmacy stores under operating lease arrangements, with remaining lease terms of 2.45 to 4.48 years.

Runcangsheng leases its office under an operating lease arrangement. The lease was expired as of December 31, 2023. In January 2024, the lease was renewed with an expiration date of December 31, 2024. The lease was renewed for another year to December 31, 2025. On November 26, 2025, the Company entered into a three-year lease agreement with Yunnan Luquan Industrial Park for the Food Processing Project. The annual lease expense is $44,720 (RMB 318,194). Under the terms of the agreement, the Company is required to pay the first year’s lease expense by April 15, 2026, the second year’s lease expense by April 15, 2027, and the third year’s lease expense by April 15, 2028. The lease has a remaining lease term of approximately 2.9 years.

Balance sheet information related to the Company’s leases is presented below:

	December 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets-third party	$1,501,802	$1,425,923
Operating lease right-of-use assets-related party	18,767	24,839
Total operating lease right-of-use assets	$1,520,569	$1,450,762

Operating lease liabilities – current-third party	177,924	101,422
Operating lease liabilities – current-related party	7,507	6,859
Total operating lease liabilities-current	185,431	108,281

Operating lease liability – non-current-third party	1,267,286	1,197,222
Operating lease liability – non-current-related party	9,898	16,671
Total operating lease liabilities-non-current	1,277,184	1,213,893

Total operating lease liabilities	$1,462,615	$1,322,174

The following provides details of the Company’s lease expenses:

	Years Ended December 31,
	2025	2024
Operating lease expenses	$298,778	$542,675

Other information related to leases is presented below:

	Years Ended December 31,
	2025	2024
Cash Paid for Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$224,574	$403,837

Weighted Average Remaining Lease Term As of December 31, 2025 and December 31, 2024:
Operating leases	7.48 years	8.76 years

Weighted Average Discount Rate:
Operating leases	4.26%	4.75%

As of December 31, 2025, the five-year maturity of the Company’s operating lease liabilities was as following:

For the year ending December 31:
2026	$248,315
2027	253,946
2028	225,146
2029	187,941
2030	180,178
Thereafter	648,556
Total lease payments	1,744,082
Less: imputed interest	(281,467)
Total lease liabilities	1,462,615

13. RELATED PARTY TRANSACTIONS

Accounts receivable – related parties

Accounts receivable – related party consisted of the following as of the periods indicated:

	December 31, 2025	December 31, 2024
Chengdu Lisheng Huiren Pharmacy Co., Ltd.	$151,386	$144,331
Chengdu Cigu Foshou Pharmacy Co., Ltd.	-	22
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	24,115	22,632
Sichuan Yunxitang Pharmacy Co., Ltd.	-	868
Shengcaofeng Health Industry (Yunnan) Co., Ltd.	-	137,010
Chengdu Aixin International Travel Service Co., Ltd.	143,380	210,224
Total	$318,881	$515,087

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company.

Sales revenue – related party

Sales revenue – related party consisted of the following for the periods indicated:

	Years Ended December 31,
	2025	2024
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	$3,706	$22,513
Chengdu Aixin International Travel Service Co., Ltd.	4,676	3,258
Chengdu Lisheng Huirentang Pharmacy Co., Ltd	785	60,223
Shengcaofeng Health Industry (Yunnan) Co., Ltd.	656,621	-
Yuefu Restaurant	-	128
Total	$665,788	$86,122

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company.

Purchase – related party

Purchase – related party consisted of the following for the periods indicated:

	Years Ended December 31,
	2025	2024
Sichuan Yunxitang Pharmacy Co., Ltd	$127	$806
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	50,878	229,959
Chengdu Heshengyuan Pharmacy Co., Ltd.	1,796	1,913
Chengdu Cigu Foshou Pharmacy Co., Ltd.	502	4,881
Chengdu Aixin International Travel Service Co., Ltd.	-	114,789
Yunnan Shengcaofeng Biotechnology Co., Ltd	-	1,223
Total	$53,303	$353,571

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Yunan Shengcaofeng Biotechnology Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company.

Accounts payable – related parties

Accounts payable – related party consisted of the following as of the periods indicated:

	December 31, 2025	December 31, 2024
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	$57,136	$75,474
Shengcaofeng Health Industry (Yunnan) Co., Ltd.	-	1,206
Sichuan Yunxitang Pharmacy Co., Ltd.	111	370
Chengdu Heshengyuan Pharmacy Co., Ltd.	2,426	1,529
Chengdu Cigu Foshou Pharmacy Co., Ltd.	699	4,349
Total	$60,372	$82,928

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company.

Advances to suppliers– related parties

Advances to suppliers – related parties consisted of the following as of the periods indicated:

	December 31, 2025	December 31, 2024
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	$8,957	$-
Sichuan Yunxitang Pharmacy Co., Ltd.	860	-
Chengdu Heshengyuan Pharmacy Co., Ltd.	103	-
Chengdu Cigu Foshou Pharmacy Co., Ltd.	1,444	-
Total	$11,364	$-

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life).

Unearned revenue - related party

As of December 31, 2025 and 2024, unearned revenue - related party consisted of $36,833 and nil advance payment from Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company and $2,014 and nil advance payment from Chengdu Aixin Yuefu Catering Management Co., Ltd, which is owned by Quanzhong Lin, the CEO of the Company.

Due from related parties

Due from related parties consisted of the following as of the periods indicated:

	December 31, 2025	December 31, 2024
Chengdu WenJiang Aixin Nanjiang Pharmacy Co., Ltd.	$-	$547
Chengdu Fuxiangtang Pharmacy Co., Ltd.	-	82
Chengdu Heshengyuan Pharmacy Co., Ltd.	286	-
Chengdu Wenjiang District Heneng Hupu Pharmacy Co., Ltd.	-	685
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	54,260	-
Chengdu Cigu Foshou Pharmacy Co., Ltd.	6,540	-
Sichuan Aixin Investment Co. Ltd.	286	274
Chengdu Lisheng Huiren Pharmacy Co., Ltd.	6,600	1,132
Mianyang Aixin Cunshan Pharmacy	5,064	-
Sichuan Yunxitang Pharmacy Co., Ltd	443	-
Xiaoyan Zhou	-	2,055
Huiliang Jiao	-	49,009
Total	$73,479	$53,784

Due to related parties

Due to related parties consisted of the following as of the periods indicated:

	December 31, 2025	December 31, 2024
Quanzhong Lin	$5,257,326	$2,952,403
Huiliang Jiao	367,830	-
Mianyang Aixin Cunshan Pharmacy Co. Ltd.	-	121
Xiaoyan Zhou	15,015	-
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	33,695	-
Chengdu Aixin International Travel Service Co., Ltd.	5,165	4,948
Chengdu Cigu Foshou Pharmacy Co., Ltd.	1,079	-
Runcangsheng Health Industry (Yunnan) Co., Ltd.	135,848	-
Total	$5,815,958	$2,957,472

The amounts due from related parties and due to related parties described above were for working capital purposes, payable on demand, and bear no interest. The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life). Mr. Huiliang Jiao is a Director of the Company. Xiaoyan Zhou is the wife of Huiliang Jiao.

14. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the year ended December 31, 2025 and 2024, and recorded an income tax provision for each of the periods.

PRC

Under the Enterprise Income Tax (“EIT”) Law of the PRC, domestic enterprises and Foreign Investment Enterprises (the “FIE”) are usually subject to a unified 25% EIT rate while preferential tax rates, tax holidays, and even tax exemption may be granted on case-by-case basis. From January 1, 2022 to December 31, 2025, small and low-profit enterprises with annual taxable income exceeding RMB 1 million but not more than RMB 3 million, the actual income to be taxed will be further lowered at 25% of annual taxable income, and the corporate income tax is paid at the rate of 20%.A company recognized as a High-Tech Enterprise is eligible for a preferential enterprise income tax rate of 15%, reduced from the statutory rate of 25%, for a total of three years, including the year in which the High-Tech Enterprise Certificate is issued and the following two consecutive years, thereby benefiting from a 10% reduction in the applicable income tax rate.

The current PRC EIT Law imposes a 10% withholding income tax for dividends distributed by foreign invested enterprises to their immediate holding companies outside the PRC. A lower withholding tax rate will be applied if there is a tax treaty arrangement between the PRC and the jurisdiction of the foreign holding company. Distributions to holding companies in Hong Kong that satisfy certain requirements specified by the PRC tax authorities, for example, will be subject to a 5% withholding tax rate. The Company did not benefit from this tax incentive during the reporting period.

The Company’s subsidiaries in mainland China are subject to the statutory rate of 25%, in accordance with the Enterprise Income Tax law (the “EIT Law”), which has been effective since January 1, 2008, expect for certain entities eligible for preferential tax rates. The Company does not currently apply or claim any preferential tax treatments.

The components of the provision for income taxes for the years ended December 31, 2025 and 2024 consisted of the following:

	For the Years Ended December 31,
	2025	2024
Current:
China	$-	$-
Total current	-	-
Deferred:
China	391	528
Total deferred	391	528
Total income tax expense	$391	$528

Deferred tax assets as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Allowance for inventory	$25,212	$22,337
Allowance for doubtful accounts	17,612	14,279
Right of use asset, net	8,120	11,934
NOL carry forward	1,255,826	755,458
Less: valuation allowance	(1,306,770)	(804,009)
Deferred tax assets, net	$-	$-

The following table reconciles the statutory rates to the Company’s effective tax rate for years ended December 31, 2025 and 2024:

	2025	2024
Statutory U.S. federal income tax rate	(21.0)%	(21.0)%
Foreign tax rate differential	(4.0)%	(3.6)%
Permanent difference	2.5%	5.8%
Change in valuation allowances	24.9%	18.8%
Other	(2.4)%	-%
Effective combined tax rate	0.0%	0.0%

As of December 31, 2025, the Company had approximately $1,255,826 net operating loss carry-forwards available to offset future taxable income in China primarily from Aixin Shangyan Hotel and Aixintang Pharmacies. The Company’s net operating loss carry-forwards begins to expire in 2024. After consideration of all information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets resulted from net operating loss carry-forwards due to the Company’s net loss, and established a full valuation allowance of deferred tax assets resulted from net operating loss carry-forwards.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the years ended December 31, 2025 and 2024, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

15. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 20,000,000 shares preferred stock at $0.001 par value per share and 500,000,000 shares of common stock at $.00001 par value per share.

As of d December 31, 2025 and 2024, the Company had 24,999,834 common shares issued and outstanding, and no outstanding shares of preferred stock.

Stock Awards Issued for Services

On October 22, 2019, the Company granted and issued 18,750 shares to its employees and contractors under its 2019 Equity Incentive Plan. The stock awards were valued at $337,500 based on the post-split closing price of $18 on the grant date.

On October 24, 2019, the Company granted and issued 275,000 shares to its employees and contractors under its 2019 Equity Incentive Plan. The stock awards were valued at $1,520,200 based on the post-split closing price of $5.528 on the grant date. There are 331,250 unissued shares remaining under the Company’s 2019 Equity Incentive Plan.

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

For the years ended December 31, 2025 and 2024, stock-based compensation expenses were nil and $301,127, respectively.

16. STATUTORY RESERVES

Pursuant to the PRC corporate law, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the years ended December 31, 2025 and 2024, the Company made $0 and $0 contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the years ended December 31, 2025 and 2024.

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

18. SUBSEQUENT EVENT

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following major subsequent events that need to be disclosed.

Run Cangsheng entered into a loan agreement for borrowings in the principal amount of $142,998 (RMB 1,000,000) with a term of three years commencing on January 1, 2026. The loan is personally guaranteed by the Company’s legal representative, Chen Yun. In addition, four of the Company’s intellectual property rights were pledged as collateral to secure the borrowings. The loan bears an annual interest rate of 2.8% during the first year of the term, with the interest rate decreasing by 0.01% every 12 months thereafter.

