Form 10-Q
period 2026-03-31
AiXin Life International, Inc.
filed 2026-11-09
CIK 835662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-17284

AIXIN LIFE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1085935
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Hongxing International Business Building 2, 14th FL, No. 69 Qingyun South Ave., Jinjiang District

Chengdu City, Sichuan Province, 610021 China

(Address of principal executive offices)

86-313-6732526

(Issuer’s telephone number)

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Common Stock, $0.00001 Par Value	AIXN	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of November 2, 2026, there were outstanding 24,999,834 shares of the registrant’s common stock.

AIXIN LIFE INTERNATIONAL, INC.

FORM 10-Q

March 31, 2026

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AIXIN LIFE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)

Assets
Current assets
Cash and equivalents	$37,677	$20,751
Restricted cash	3,227
Accounts receivable	66,061	62,606
Accounts receivable - related parties	295,305	318,881
Other receivables and prepaid expenses	135,259	98,065
Advances to suppliers	23,174	3,551
Advances to suppliers - related parties	10,625	11,364
Inventory, net	403,291	427,426
Due from related parties	80,186	73,479
Total current assets	1,054,805	1,016,123

Property and equipment, net	621,301	660,230
Intangible assets, net	2,493	2,786
Long term prepaid expenses	615	1,266
Operating lease right-of-use assets	1,452,364	1,501,802
Operating lease right-of-use assets - related party	12,891	18,767
Total assets	$3,144,469	$3,200,974

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$502,208	$534,176
Accounts payable - related parties	58,301	60,372
Unearned revenue	123,641	188,659
Unearned revenue - related parties	55,280	38,847
Taxes payable	80,250	38,265
Accrued liabilities and other payables	1,677,707	1,545,034
Short term loan	86,982	85,799
Operating lease liabilities	194,496	177,924
Operating lease liabilities - related party	5,737	7,507
Due to related parties	6,180,662	5,815,958
Total current liabilities	8,965,264	8,492,541

Operating lease liabilities - non-current	1,227,089	1,267,286
Operating lease liabilities - non-current - related party	7,154	9,898
Long term loan	137,721	-
Total liabilities	10,337,228	9,769,725

Stockholders’ deficit
Undesignated preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 24,999,834 shares issued and outstanding as of March 31, 2026 and December 31, 2025	250	250
Additional paid in capital	15,276,550	15,276,550
Statutory reserve	151,988	151,988
Accumulated deficit	(22,562,924)	(22,031,196)
Accumulated other comprehensive (loss) income	(58,623)	33,657
Total stockholders’ deficit	(7,192,759)	(6,568,751)

Total liabilities and stockholders’ deficit	$3,144,469	$3,200,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025

Sales revenue
Direct sales	$31,472	$20,631
Pharmacies	30,052	35,966
Hotel	67,378	80,706
Manufacture and sale	82,625	261,528
Total revenue, net	211,527	398,831

Operating costs and expenses
Cost of sales	152,512	312,999
Hotel operating costs	227,133	270,820
Selling expenses	110,570	75,700
General and administrative	262,199	421,797
Total operating costs and expenses	752,414	1,081,316

Loss from operations	(540,887)	(682,485)

Non-operating (expenses) income
Interest income (expense)	7	(5,097)
Other income (expenses)	9,152	(33,305)
Total non-operating income (expenses), net	9,159	(38,402)

Loss before income tax	(531,728)	(720,887)

Income tax expense	-	821

Net loss	(531,728)	(721,708)

Other comprehensive items
Foreign currency translation loss	(92,280)	(26,693)

Comprehensive loss	$(624,008)	$(748,401)

Loss per share of common stock - basic and diluted	$(0.021)	$(0.029)

Weighted average shares outstanding	24,999,834	24,999,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total

Balance at December 31, 2025	24,999,834	$250	$15,276,550	$151,988	$(22,031,196)	$33,657	$(6,568,751)
Net loss	-	-	-	-	(531,728)	-	(531,728)
Foreign currency translation loss	-	-	-	-	-	(92,280)	(92,280)
Balance at March 31, 2026	24,999,834	$250	$15,276,550	$151,988	$(22,562,924)	$(58,623)	$(7,192,759)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

	Common Stock		Additional paid in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total

Balance at December 31, 2024	24,999,834	$250	$15,276,550	$151,988	$(19,988,733)	$277,542	$(4,282,403)
Net loss	-	-	-	-	(721,708)	-	(721,708)
Foreign currency translation loss	-	-	-	-	-	(26,693)	(26,693)
Balance at March 31, 2025	24,999,834	$250	$15,276,550	$151,988	$(20,710,441)	$250,849	$(5,030,804)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(531,728)	$(721,708)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,098	92,276
Bad debts provision	8,854	32,896
Loss on disposal of fixed assets	3,099	-
Provision for inventory reserve	4,822	209
Amortization of right-of-use assets	70,988	70,941
Changes in assets and liabilities:
Accounts receivable	(9,030)	(10,798)
Accounts receivable - related parties	27,876	122,865
Other receivables and prepaid expenses	(39,172)	(25,705)
Advances to suppliers	(19,507)	(7,609)
Advances to suppliers - related parties	892	-
Inventory	25,103	55,996
Security deposit	666	423
Accounts payable	(39,197)	(60,073)
Accounts payable - related parties	(2,892)	5,569
Unearned revenue	(67,386)	2,297
Unearned revenue - related parties	15,843	-
Taxes payable	41,315	(31,920)
Accrued liabilities and other payables	111,102	(175,913)
Payment of lease liability	(43,400)	(25,694)
Payment of lease liability - related party	278	-
Net cash used in operating activities	(396,376)	(675,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	492,204	1,421,841
Repayment to related parties	(214,336)	(530,559)
Repayment of government grant		(214,884)
Repayments of loan	(7,224)	-
Proceeds from loan	144,471	-
Net cash provided by financing activities	415,115	676,398

EFFECT OF EXCHANGE RATE CHANGE ON CASH	1,414	349

NET INCREASE IN CASH	20,153	799

CASH, BEGINNING OF PERIOD	20,751	62,310

CASH, END OF PERIOD	$40,904	$63,109
	-
Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$1,494	$-

Supplemental disclosure of noncash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$13,933	$-
Termination of Right-of-use asset and operating lease liability	$18,960	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AIXIN LIFE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company incurred a net loss of $531,728 and net cash outflows from operating activities of $396,376 for the three months ended March 31, 2026, and has a working capital deficit of $7,910,459 as of March 31, 2026. These facts and conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2026, the Company’s cash and cash equivalents were $37,677 and restricted cash were $3,227.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”). The functional currency of AiXinZhonghong, Aixin Shangyan Hotel, Aixintang Pharmacies, and Runcangsheng is the Chinese Renminbi (“RMB”). The accompanying consolidated financial statements are translated from RMB and presented in U.S. dollars (“USD”). Operating results for the three months ended March 31, 2026 are not necessarily indicate of the results that may be expected for the period ending December 31, 2026 or any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on the Form 10-K filed with the SEC on May 15, 2026.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AiXin HK, AiXinZhonghong, Aixin Shangyan Hotel, Aixintang Pharmacies, and Runcangsheng. Intercompany transactions and accounts were eliminated in consolidation.

Global Uncertainties

The Company’s liquidity may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as a widespread health crisis, the continuation of the war in the Ukraine or the conflict in Palestine, the dispute between the United States and Israel and Iran, the outbreak of another conflict or the expansion of the conflict in Palestine to other countries, the ongoing tensions between the United States and China, the Russian Federation and certain countries in the Middle East, increases in inflation, and other risks detailed in the Company’s Annual Report on Form 10-K or other reports filed with the Securities and Exchange Commission.

While the invasion of Ukraine, the conflict in Palestine, the conflict in Iran and responses thereto have not interrupted the Company’s operations, these or future developments which disrupt the international financial markets could make it difficult to access debt and equity capital on attractive terms, if at all, and impact the Company’s ability to fund business activities, including proposed acquisitions.

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

Restricted Cash

Restricted cash represents cash that is subject to restrictions on withdrawal or use. The Company classifies restricted cash as current or non-current based on the nature and duration of the underlying restrictions. Restricted cash is included with cash and cash equivalents in the reconciliation of the beginning and ending balances of cash, cash equivalents, and restricted cash in the statements of cash flows. As of March 31, 2026 and December 31, 2025, the Company had restricted cash of $3,227 and nil, respectively.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2026 and December 31, 2025, the bad debt allowance was $82,163 and $73,845, respectively.

The following table summarizes the activity related to the Company’s accounts receivable allowance for doubtful accounts for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025

Beginning balance	$73,845	$52,669
Provision for bad debts	7,275	32,896
Effect of translation	1,043	382
Ending balance	$82,163	$85,947

Inventories

Inventories mainly consist of health supplements, drugs, pharmaceutical and nutritional products, food and beverage, hotel supplies and consumables, and raw materials. Inventories are valued at the lower of average cost or net realizable value, cost being determined on a moving weighted average method at the end of the month. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down inventories to net realizable value, if lower. The Company recorded inventory impairment of $4,822 and $209 for the three months ended March 31, 2026 and 2025, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2026 and December 31, 2025, there were no significant impairments of its long-lived assets.

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

At March 31, 2026 and December 31, 2025, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

The Company’s revenue recognition policies for its various operating segments are as follows:

Direct Sales

The Company’s revenue from direct sales of products is recognized when goods are delivered to the customer and no other obligation exists. The Company does not provide unconditional return or other concessions to customers. The Company’s sales policy allows for the return of unopened products for cash after deducting certain service and transaction fees. As an alternative to the product return option, customers have the option of asking for an exchange for products with the same value. The Company estimates expected product returns based on historical experience, contractual terms, applicable statutory return rights, and subsequent return activity. Historically, returns have been insignificant, and no material refund liability or sales return allowance was recorded as of March 31, 2026 and December 31, 2025.

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

Hotel

Hotel revenues are primarily derived from the rental of rooms, food and beverage sales and other ancillary goods and services, including but not limited to souvenir, parking and conference reservations. Each of these products and services represents a distinct performance obligation and, in exchange for these products and services, the Company receives fixed amounts based on published rates or negotiated contracts. Payment is due in full at the time when the services are rendered or the goods are provided. Room rental revenue is recognized on a daily basis when rooms are occupied. Food and beverage revenue and other goods and services revenue are recognized when they have been delivered or rendered to the guests as the respective performance obligations are satisfied. All of the hotel’s goods sold in China are subject to the PRC VAT of 6%. This VAT may be offset by VAT paid by the Company on raw materials and other materials purchased in China.

Pharmacy

The Company’s retail drugstores (Aixintang Pharmacies) recognize revenue at the time the customer takes possession of the merchandise. For pharmacy sales, each prescription claim is its own arrangement with the customer and is a performance obligation. Aixintang Pharmacies generally receives payments from customers as it satisfies its performance obligations. Sales of drugs are recognized when the customer pays for the drugs at a store and, in the case of drugs to be reimbursed by local government medical insurance agencies when the customer picks up the drug. Receivables from these agencies are usually collected within three months, and the Company has not experienced a payment default from any local government medical insurance agency. The Company records a receivable when it has an unconditional right to receive payment and only the passage of time is required before payment is due. Sales revenue represents the invoiced value of goods, net of VAT. Aixintang Pharmacies’ products sold in China are subject to the PRC VAT of 0%-13% as certain pharmacies qualify as small businesses.

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

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is covered by insurance up to RMB 500,000 ($68,450) per bank. As of March 31, 2026 and December 31, 2025, the Company has uninsured deposits in banks of $nil held in the PRC.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of March 31, 2026 and December 31, 2025. Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the unaudited condensed consolidated balance sheets.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accrued liabilities and accounts payable, approximate their fair value due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. Unless otherwise disclosed, the fair value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, inventories, advances to suppliers, prepaid expenses and other current assets, accounts payable, unearned revenue accrued expenses and other current liabilities, taxes payable and due to related parties, approximate the fair value of the respective assets and liabilities as of March 31, 2026 and December 31, 2025 based upon the short-term nature of the assets and liabilities.

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

As of March 31, 2026 and December 31, 2025, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three months ended March 31, 2026 and 2025 consisted of net income (loss) and foreign currency translation adjustments.

Translation of amounts from RMB into USD has been made at the following exchange rates as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025.

	March 31, 2026	March 31, 2025	December 31, 2025
Period/year-end RMB:USD exchange rate	6.8980	7.2567	6.9931
Period/annual average RMB:USD exchange rate	6.9218	7.2728	7.1875

Earnings per Share

Basic earnings (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Potential common stock that has an anti-dilutive effect (i.e., those that increase income per common stock or decrease loss per common stock) are excluded from the calculation of diluted loss per share.

As of March 31, 2026 and December 31, 2025, the Company did not have any potentially dilutive instruments.

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

The following table shows the Company’s operations by business segment for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026	2025
Net revenue
Direct sales	$31,472	$20,631
Pharmacy	30,052	35,966
Hotel	67,378	80,706
Manufacture and sale	82,625	261,528
Total revenues, net	$211,527	$398,831

Operating costs and expenses
Direct sales
Cost of sales	$1,012	$5,768
Operating expenses	153,032	188,568
Pharmacy
Cost of sales	19,378	24,051
Operating expenses	74,291	84,139
Hotel
Hotel operating costs	227,133	270,819
Operating expenses	53,976	60,769
Manufacture and sale
Cost of sales	132,122	283,181
Operating expenses	91,470	164,021
Total operating costs and expenses	$752,414	$1,081,316

Income (loss) from operations
Direct sales	$(122,572)	$(173,705)
Pharmacy	(63,617)	(72,224)
Hotel	(213,731)	(250,882)
Manufacture and sale	(140,967)	(185,674)
Loss from operations	$(540,887)	$(682,485)

The following table shows the Company’s assets by business segment as of March 31, 2026 and December 31, 2025.

Segment assets	As of March 31, 2026	As of December 31, 2025
Direct sales	$243,480	$314,793
Pharmacy	438,411	406,369
Hotel	1,443,223	1,443,727
Manufacture and sale	1,019,355	1,036,085
Total assets	$3,144,469	$3,200,974

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

3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Deposits	$52,937	$52,392
Prepaid expenses	725	1,787
Employees’ social insurance	23,267	19,666
Others	60,745	26,602
Total	$137,674	$100,447
Less: bad debt allowance	(2,415)	(2,382)
Total other receivables and prepaid expenses, net	$135,259	$98,065
Long-term prepaid expenses	$615	$1,266

4. ADVANCES TO SUPPLIERS

The Company had advances to suppliers of $23,174 and $3,551 as of March 31, 2026 and December 31, 2025, respectively. Advances to suppliers primarily include prepayments for products and equipment expected to be delivered subsequent to balance sheet dates. Due to their short-term nature, advances to suppliers are usually satisfied within 12 months.

5. INVENTORIES

Inventories consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Raw material	$132,973	$150,017
Drugs, pharmaceutical and nutritional products	318,142	317,302
Food and beverage, hotel supplies and consumables	36,741	38,749
Total	487,856	506,068
Less: reserve for inventory	(84,565)	(78,642)
Total inventories, net	$403,291	$427,426

Provision for inventory reserve for the three months ended March 31, 2026 and March 31, 2025 was $4,822 and $209, respectively.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Vehicles	$353,409	$409,958
Office equipment	100,763	99,392
Machinery equipment	1,002,950	989,311
Leasehold improvements	595,952	587,848
Total	2,053,074	2,086,509
Less: Accumulated depreciation	(1,431,773)	(1,426,279)
Property and equipment, net	$621,301	$660,230

Depreciation expense for the three months ended March 31, 2026 and 2025 was $44,767 and $91,843, respectively.

7. INTANGIBLE ASSETS, NET

Intangible asset consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Software	$8,488	$5,251
Less: Accumulated amortization	(5,995)	(2,465)
Intangible asset, net	$2,493	$2,786

Amortization expense for the three months ended March 31, 2026 and 2025 was $331 and $433, respectively. At March 31, 2026, estimated amortization expense for each of the next five years is as follows: $1,005, $940, $548, nil and nil.

8. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Value-added	$30,915	$8,190
Income	49,335	30,075
Taxes payable	$80,250	$38,265

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Accrued employees’ social insurance	$115,749	$114,350
Accrued payroll and commission	1,033,999	941,110
Construction payable	41,240	40,679
Accrued professional fees	323,883	283,286
Other payables	162,836	165,609
Total	$1,677,707	$1,545,034

10. GOVERNMENT GRANT

On December 1, 2021, the Company and Luquan Yizu Miaozu Autonomous County People’s Government (“the People’s Government”) entered a cooperation agreement with a term of 10 years. According to the agreement, the People’s Government was to contribute RMB 8,000,000 ($1,194,400) as a one-time payment to the Company for deep processing of Chinese herbs. The Company can retain the contributed amount at the end of the cooperation term if it passes the performance assessment by the People’s Government; otherwise, it will return the full proceeds received plus a 20% penalty. As of March 31, 2026 and December 31, 2025, the Company had nil balance payable to the People’s Government. For the three months ended March 31, 2026 and 2025, the Company returned nil and $214,884, respectively to the Peoples’ Government.

11. LOAN PAYABLE

On November 7, 2025, the Company entered into a line of credit agreement with Bank of Communications Co., Ltd. to borrow $86,982 (RMB 600,000) for working capital purposes. The credit agreement is valid until November 5, 2027, with individual drawdowns not exceeding 12 months with interest at an annual rate of 2.8%. On November 12, 2025, the Company entered into a short-term loan agreement with Bank of Communications Co., Ltd. to borrow $86,982 (RMB 600,000) as working capital with loan maturity date on November 12, 2026. For the three months ended March 31, 2026 and 2025, the Company recorded and paid $607 and nil interest expense for this loan. As of March 31, 2026, the outstanding of this loan was $86,982.

On January 1, 2026, Run Cangsheng entered into a three-year loan agreement for a principal amount of $142,998 (RMB 1,000,000). The loan is personally guaranteed by the Company’s legal representative, Chen Yun, and secured by pledges of four of the Company’s intellectual property rights. The loan bears interest at an annual rate of 2.8% during the first year, decreasing by 0.2% every 12 months thereafter. During the three months ended March 31, 2026, the Company repaid $7,224 (RMB 50,000) of the principal. Interest expense related to this loan was $888 and nil for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the outstanding principal balance was $137,721 (RMB 950,000).

12. LEASE

AiXinZhonghong leases its office. The lease has a remaining lease term of approximately 2.76 years.

Aixin Shangyan Hotel leases its hotel premises under an operating lease arrangement. The leases have remaining lease terms of approximately 0.1 to 8.05 years.

Aixintang Pharmacies lease retail pharmacy stores under operating lease arrangements, with remaining lease terms of 0.12 to 4.26 years.

Runcangsheng leases its office under an operating lease arrangement. The lease was expired as of December 31, 2023. In January 2024, the lease was renewed with an expiration date of December 31, 2024. The lease was renewed for another year to December 31, 2025. On November 26, 2025, the Company entered into a three-year lease agreement with Yunnan Luquan Industrial Park for the Food Processing Project, commencing on November 25, 2025 and expiring on November 25, 2028. The annual lease expense is $44,720 (RMB 318,194). Under the terms of the agreement, the Company is required to pay the first year’s lease expense by April 15, 2026, the second year’s lease expense by April 15, 2027, and the third year’s lease expense by April 15, 2028. The lease has a remaining lease term of approximately 2.66 years. Balance sheet information related to the Company’s leases is presented below:

	March 31, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets - third party	$1,452,364	$1,501,802
Operating lease right-of-use assets - related party	12,891	18,767
Total operating lease right-of-use assets	$1,465,255	$1,520,569

Operating lease liabilities – current - third party	194,496	177,924
Operating lease liabilities – current - related party	5,737	7,507
Total operating lease liabilities – current	200,233	185,431

Operating lease liability – non-current - third party	1,227,089	1,267,286
Operating lease liability – non-current - related party	7,154	9,898
Total operating lease liability – non-current	1,234,243	1,277,184

Total operating lease liabilities	$1,434,476	$1,462,615

The following provides details of the Company’s lease expenses:

	Three Months Ended March 31,
	2026	2025
Operating lease expenses	$88,001	$70,941

Other information related to leases is presented below:

	Three Months Ended March 31,
	2026	2025
Cash Paid for Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$43,121	$25,694

Weighted Average Remaining Lease Term:
Operating leases	7.15 years	8.50 years

Weighted Average Discount Rate:
Operating leases	4.45%	4.75%

Maturities of lease liabilities were as follows:

For the year ending March 31:
2027	$252,941
2028	254,133
2029	232,806
2030	194,881
2031 and thereafter	748,829
Total lease payments	1,683,590
Less: imputed interest	(249,114)
Total lease liabilities	1,434,476
Less: current portion	(200,233)
Lease liabilities – non-current portion	$1,234,243

13. RELATED PARTY TRANSACTIONS

Accounts receivable – related parties

Accounts receivable – related party consisted of the following as of the periods indicated:

	March 31, 2026	December 31, 2025
Chengdu Lisheng Huiren Pharmacy Co., Ltd.	151,226	151,386
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	38,667	24,115
Chengdu Aixin International Travel Service Co., Ltd.	105,412	143,380
Total	$295,305	$318,881

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life).

Sales revenue – related parties

Sales revenue – related parties consisted of the following for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	$14,634	$-
Chengdu Aixin International Travel Service Co., Ltd.	21,790	14,989
Chengdu Lisheng Huirentang Pharmacy Co., Ltd	-	776
Shengcaofeng Health Industry (Yunnan) Co., Ltd.	70,840	-
Runcangsheng Health Industry (Yunnan) Co., Ltd.	-	201,042
Total	$107,264	$216,807

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life), except for Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company.

Purchase – related parties

Purchase – related parties consisted of the following for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Sichuan Yunxitang Pharmacy Co., Ltd	$-	$38
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	15,646	16,577
Chengdu Heshengyuan Pharmacy Co., Ltd.	-	1,310
Chengdu Cigu Foshou Pharmacy Co., Ltd.	938	151
Total	$16,584	$18,076

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life).

Accounts payable – related parties

Accounts payable – related parties consisted of the following as of the periods indicated:

	March 31, 2026	December 31, 2025
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	$55,323	$57,136
Sichuan Yunxitang Pharmacy Co., Ltd.	113	111
Chengdu Heshengyuan Pharmacy Co., Ltd.	2,460	2,426
Chengdu Cigu Foshou Pharmacy Co., Ltd.	405	699
Total	$58,301	$60,372

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life).

Advances to suppliers– related parties

Advances to suppliers – related parties consisted of the following as of the periods indicated:

	March 31, 2026	December 31, 2025
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	$8,939	$8,957
Sichuan Yunxitang Pharmacy Co., Ltd.	873	860
Chengdu Heshengyuan Pharmacy Co., Ltd.	104	103
Chengdu Cigu Foshou Pharmacy Co., Ltd.	709	1,444
Total	$10,625	$11,364

The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life).

Unearned revenue - related parties

As of March 31, 2026 and December 31, 2025, unearned revenue - related parties consisted of $53,239 and $36,833 advance payment from Shengcaofeng Health Industry (Yunnan) Co., Ltd, which is owned by Huiliang Jiao, a Director of the Company; and $2,041 and $2,014 advance payment from Chengdu Aixin Yuefu Catering Management Co., Ltd, which is owned by Quanzhong Lin, the CEO of the Company.

Due from related parties

Due from related parties consisted of the following as of the periods indicated:

	March 31, 2026	December 31, 2025
Chengdu Heshengyuan Pharmacy Co., Ltd.	290	286
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	52,051	54,260
Chengdu Cigu Foshou Pharmacy Co., Ltd.	8,810	6,540
Sichuan Aixin Investment Co. Ltd.	290	286
Chengdu Lisheng Huiren Pharmacy Co., Ltd.	6,060	6,600
Mianyang Aixin Cunshan Pharmacy	4,987	5,064
Sichuan Yunxitang Pharmacy Co., Ltd	450	443
Huiliang Jiao	7,248	-
Total	$80,186	$73,479

Due to related parties

Due to related parties consisted of the following as of the periods indicated:

	March 31, 2026	December 31, 2025
Quanzhong Lin	$5,604,509	$5,257,326
Huiliang Jiao	372,901	367,830
Chengdu Lisheng Huiren Pharmacy Co., Ltd.	166	-
Xiaoyan Zhou	15,222	15,015
Sichuan Aixintang Xinfu Pharmacy Chain Co., Ltd.	44,177	33,695
Chengdu Aixin International Travel Service Co., Ltd.	5,236	5,165
Chengdu Cigu Foshou Pharmacy Co., Ltd.	731	1,079
Runcangsheng Health Industry (Yunnan) Co., Ltd.	137,720	135,848
Total	$6,180,662	$5,815,958

The amounts due from related parties and due to related parties described above were for working capital purposes, payable on demand, and bear no interest. The related party entities listed above are controlled by Mr. Quanzhong Lin (the Chairman, CEO and major shareholder of Aixin Life) except Runcangsheng Health Industry (Yunnan) Co., Ltd. which is owned by Mr. Huiliang Jiao. Mr. Huiliang Jiao is a Director of the Company. Xiaoyan Zhou is the wife of Huiliang Jiao.

14. INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company generated substantially all of its sales from its operations in the PRC for the three months ended March 31, 2026 and 2025, and recorded an income tax provision for each of the periods.

China has a tax rate of 25% for all enterprises (including foreign-invested enterprises).

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended March 31, 2026 and 2025, the Company had no unrecognized tax benefits and related interest and penalties expenses.

15. STOCKHOLDERS’ EQUITY

The Company is authorized to issue 20,000,000 shares preferred stock at $0.001 par value per share and 500,000,000 shares of common stock at $.00001 par value per share.

As of March 31, 2026 and December 31, 2025, the Company had 24,999,834 common shares issued and outstanding, and no outstanding shares of preferred stock.

16. STATUTORY RESERVES

Pursuant to the PRC corporate law, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. During the three months ended March 31, 2026 and 2025, the Company made $0 and $0 contribution to statutory reserve fund.

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

Common welfare fund

Common welfare fund is a voluntary fund to which the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations. The Company did not make any contribution to this fund during the three months ended March 31, 2026 and 2025.

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

On March 20, 2026, the Chengdu Jinjiang District People’s Court ordered Chengdu Aixin Zhonghong Biotechnology Co., Ltd. (“Zhonghong”) to repay RMB968,861 plus interest to Kaiyi Yang in a loan dispute. Although Quanzhong Lin, Zhonghong’s legal representative, has stated that the dispute relates to his personal affairs, the judgment imposes the repayment obligation on Zhonghong, which did not appeal. On June 28, 2026, Zhonghong entered into a settlement agreement with Yang to pay RMB1,268,861($186,652), including a RMB300,000 refund of share subscription funds, in four installments through October 2026. All interest would be waived upon full and timely payment; otherwise, Yang may resume enforcement of the judgment. As of November 3, 2026, RMB1,168,861 ($175,668) remained outstanding.

18. SUBSEQUENT EVENT

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following major subsequent events that need to be disclosed.

On June 18, 2026, a former sales agent sued one of the Company's PRC subsidiaries, Runcangsheng and a third party company, Shengcaofeng Health Information Technology (Yunnan) Co., Ltd., in the People's Court of Luquan County, Yunnan Province. The agent alleges breach of a sales agency arrangement. The claims seek approximately RMB194,879 ($28,792) in total, covering refunds for undelivered products, unpaid agency bonuses and interest, plus litigation costs. The case is at an early stage, and no judgment has been rendered. Because of its early stage, the Company cannot predict the outcome or reasonably estimate any possible loss in excess of amounts already recorded. The Company does not expect this matter to have a material adverse effect on its consolidated financial statements.

On July 7, 2026, enforcement proceedings were initiated in connection with a labor dispute involving Li Fangbing and Aixin Shangyan Hotel Management Co., Ltd., in the People’s Court of Xindu District, Chengdu, Sichuan Province. The enforcement amount was RMB76,074 ($11,198). The outstanding amount has been fully paid, and the enforcement proceedings have been concluded.

On May 15, 2026, Qin Xiaohua filed a labor dispute lawsuit against Chengdu Aixin Zhonghong Biotechnology Co., Ltd., in the People’s Court of Jinjiang District, Chengdu, Sichuan Province. The dispute involves RMB86,651 ($12,562). On October 28, 2026, both parties entered into a settlement agreement with Qin Xiaohua concerning unpaid wages totalling RMB86,651 ($12,562). Of this amount, RMB71,000 ($10,293) had been paid, and the remaining RMB15,651 ($2,269) is payable by November 30, 2026. Upon receipt of the remaining payment, Qin Xiaohua agreed to apply to the court to lift the related asset freeze and close the enforcement case.

On October 16, 2026, Li Kaiwen filed a labor dispute lawsuit against Chengdu Aixin Zhonghong Biotechnology Co., Ltd., in the People’s Court of Xindu District, Chengdu, Sichuan Province. The dispute involves RMB76,524 ($11,445). On November 5, 2026, both parties entered into a settlement agreement. The agreement requires payment of RMB70,000 ($10,147), comprising RMB50,000 due upon signing and RMB20,000 due by December 31, 2026. Upon timely payment of the first instalment, the claimant is required to apply to the court to unfreeze the subsidiary’s bank accounts. As of November 5, 2026, the first instalment has been paid. All related claims will be resolved upon full performance of the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those statements included elsewhere in this Form 10-Q and with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). In addition to historical information, the following discussion contains forward-looking statements subject to risks and uncertainties. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. You should specifically consider the various risk factors identified in our 2025 Form 10-K, that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

On February 6, 2024, we entered into a lease with respect to a hotel located in Bandzhuyuan Town, Xindu District, Chengdu City. The term of the lease commenced February 29, 2024 and expires April 15, 2034. The Lease grants us the right to occupy various areas within the hotel, covering approximately 18,000 square meters, including the first-floor lobby, external shops (subject to the rights of the current occupants), the second and third floors, portions of the fourth floor including the restaurant and tea shop, and the fifth through eighteenth floors comprised mainly of guest rooms, underground and ground-level parking lots, and all hotel facilities and equipment

We intend to look for additional opportunities to profit from the growing healthcare market in China. Though currently we are not party to any agreements, we will explore, among other opportunities, expanding our product line through internal research and acquiring complementary products from third parties, acquiring additional pharmacies and other retail outlets and operating nursing homes and possibly clinics which provide medical care to clients.

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

We incurred a net loss of $531,728 and $721,708 for the three months ended March 31, 2026 and 2025, respectively, and used net cash in operating activities of $396,376 and $675,948 for the three months ended March 31, 2026 and 2025, respectively. We had a working capital deficit of $7,910,459 as of March 31, 2026. These facts and conditions raise substantial doubt about our ability to continue as a going concern. As of March 31, 2026, our cash and cash equivalents were $40,904.

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

Results of Operations

Three Months ended March 31, 2026 and 2025

The following table sets forth the results of our operations for the periods indicated as a percentage of net revenue, certain columns may not add due to rounding:

	Three Months Ended March 31,
	2026		2025
	$	% of Revenue	$	% of Revenue
Revenue	$211,527	100%	$398,831	100%
Operating costs and expenses	752,414	356%	1,081,316	271%
Loss from operations	(540,887)	(256)%	(682,485)	(171)%
Non-operating (expenses) income, net	9,159	4%	(38,402)	(10)%
Loss before income tax	(531,728)	(251)%	(720,887)	(181)%
Income tax expense	-	-%	821	-%
Net loss	$(531,728)	(251)%	$(721,708)	(181)%

The following table shows the Company’s operations by business segment for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026	2025
Net revenue
Direct sales	$31,472	$20,631
Pharmacy	30,052	35,966
Hotel	67,378	80,706
Manufacture and sale	82,625	261,528
Total revenues, net	$211,527	$398,831

Operating costs and expenses
Direct sales
Cost of sales	$1,012	$5,768
Operating expenses	153,032	188,568
Pharmacy
Cost of sales	19,378	24,051
Operating expenses	74,291	84,139
Hotel
Hotel operating costs	227,133	270,819
Operating expenses	53,976	60,769
Manufacture and sale
Cost of sales	132,122	283,181
Operating expenses	91,470	164,021
Total operating costs and expenses	$752,414	$1,081,316

Loss from operations
Direct sales	$(122,572)	$(173,705)
Pharmacy	(63,617)	(72,224
Hotel	(213,731)	(250,882)
Manufacture and sale	(140,967)	(185,674)
Loss from operations	$(540,887)	$(682,485)

Revenue

Revenue was $211,527 in the three months ended March 31, 2026, compared to $398,831 in 2025, a decrease of $187,304 or 47%. For the three months ended March 31, 2026, we had $144,149 in product revenues, a decrease of $173,976 from 2025 in which product revenues were $318,125. Of our product revenues in 2026, $31,472 were from direct sales, an increase of $10,841 or 53% from 2025, $30,052 were from sales at our pharmacies, a decrease of $5,914 or 16% from 2025, and $82,625 from sales by manufacture and sales, a decrease of $178,903 or 68% from 2025. In 2026, we had hotel revenue of $67,378, a decrease of $13,328 or 17% from 2025.

Direct Sales

Our direct products sales revenue was $31,472 for the three months ended March 31, 2026, compared with $20,631 in the same period of 2025, representing an increase of $10,841 or 53%. Our direct sales revenue as a percentage of our total revenue was 15% for 2026, compared to 5% for 2025. The increase in direct sales revenue was mainly due to increased product sales compared to last year resulting from our improved marketing and promotion strategy with our direct sales channels.

Pharmacy

Our pharmacy revenue was $30,052 for the three months ended March 31, 2026, compared with $35,966 in the same period of 2025, representing a decrease of $5,914 or 16%. Our pharmacy revenue as a percentage of our total revenue was 14% for 2026, compared to 9% for 2025. The decrease in revenue was mainly due to the convenience of online shopping leading to decreased sales in physical stores.

Hotel

Our hotel revenue was $67,378 for the three months ended March 31, 2026, compared with $80,706 for the same period of 2025, representing a decrease of $13,328 or 17%. Our hotel revenue as a percentage of our total revenue was 32% for 2026, compared to 20% for 2025. Our hotel revenue decreased by $13,328 due to the economic downturn and the slowdown in the catering industry.

Manufacture and Sale

Our manufacture and sales revenues were $82,625 for the three months ended March 31, 2026, compared with $261,528 for the same period of 2025, representing a decrease of $178,903 or 68%. Our manufacture and sales revenue as a percentage of total revenue was 39% for the three months ended March 31, 2026, compared to 66% for the same period of 2025. The decrease in manufacture and sales revenue was mainly due to the economic downturn as standard marketing and promotional activities become more challenging compared to last year.

Operating Costs and Expenses

Cost of Sales

Cost of sales was $152,512 for the three months ended March 31, 2026, compared to $312,999 for 2025, a decrease of $160,487 or 51%. The decrease in cost of sales was attributable to the decrease in sales.

Direct sales

The cost of sales for our direct sales was $1,012 for 2026, compared with $5,768 for 2025, representing a decrease of $4,756 or 82%. The cost of sales for direct sales as a percentage of our direct sales was 3% for the three months ended March 31, 2026, compared to 28% for the same period of 2025. The decrease in cost of sales was mainly due to reductions in the cost of products sold.

Pharmacy

The cost of sales at our pharmacies was $19,378 for 2026, compared with $24,051 for 2025, representing a decrease of $4,673 or 19%. The cost of sales at our pharmacies as a percentage of pharmacy product sales was 64% for the three months ended March 31, 2026, compared to 67% for the same period of 2025. The decrease in cost of sales was mainly due to the decrease in sales as well as decreased cost of products sold.

Manufacture and Sale

The cost of sales at our manufacture and sales segment was $132,122 for 2026, compared with $283,181 for 2025, representing a decrease of $151,059 or 53%. The cost of sales for our manufacture and sale segment as a percentage of sales was 160% for 2026, compared to 108% for 2025. The primary reason for the decrease in cost of sales was due to decreased sales. However, the higher cost of sales as a percentage of sales in 2026 was due to the fact that our fixed manufacturing cost remained unchanged while production decreased significantly.

Hotel Operating Costs

Hotel operating costs were $227,133 and $270,819 for the three months ended March 31, 2026 and 2025, respectively, representing a decrease of $43,686 or 16%. The primary reason for the decrease in hotel operating costs was due to decreased revenue.

Operating Expenses

Operating expenses were $372,769 for the three months ended March 31, 2026, compared to $497,497 for 2025, a decrease of $124,728 or 25%. The decrease in operating expenses was primarily attributable to a decrease in general and administrative expenses by $159,598 due to decreased revenue, which was partly offset by an increase in selling expenses by $34,870 for our direct sale segment for the three months ended March 31, 2026.

Loss from Operations

Loss from operations was $540,887 in the three months ended March 31, 2026, compared to $682,485 in 2025, a decrease of $141,598 or 21%. The decrease in our loss from operations for 2026 was due to the decreased loss in direct sales of $51,133, in pharmacy segment of $8,607, in our hotel segment of $37,151, and in manufacture and sale segment of $44,707, reflecting the fact that our costs were reduced by an amount that exceeded the reduction in our revenues.

Non-operating Income (Loss)

Non-operating income was $9,159 for the three months ended March 31, 2026, compared to a non-operating loss of $38,402 for 2025. For the three months ended March 31, 2026, we had interest income of $7 and other income of $9,152. For the three months ended March 31, 2025, we had interest expenses of $5,097 and other expenses of $33,305.

Income Tax Expense

Income tax expense was nil and $821 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $821 or 100%.

Net Loss

Our net loss for the three months ended March 31, 2026 was $531,728, compared to a net loss of $721,708 for 2025, a decrease of $189,980 or 26%. The decrease in our net loss was mainly due to decreased operating costs and expenses, which was partly offset by decreased revenue, as described above.

Liquidity, Capital Resources

During the three months ended March 31, 2026, we used $396,376 in operations. As of March 31, 2026, cash and cash equivalents were $40,904, compared to $20,751 as of December 31, 2025. At March 31, 2026, we had a working capital deficit of $7,910,459.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2026 and 2025, respectively.

	March 31, 2026	March 31, 2025
Net cash used in operating activities	$(396,376)	$(675,948)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$415,115	$676,398

Net cash used in operating activities

For the three months ended March 31, 2026, net cash used in operating activities was $396,376. This reflects our net loss of $531,728, adjusted by non-cash related expenses including depreciation and amortization expense of $45,098, a bad debt expense of $8,854, an inventory impairment of $4,822, a loss on disposal of fixed assets of $3,099, amortization of right of use assets of $70,988, and then increased by a net change in working capital of $2,491. The cash outflow from changes in working capital items mainly resulted from an increase in accounts receivables of $9,030, an increase in other receivables and prepaid expenses of $39,172, an increase in advances to suppliers of $19,507, a decrease in accounts payable of $39,197, a decrease in accounts payable to related parties of $2,892, a decrease in unearned revenue of $67,386 and payments of lease liabilities of $43,400, partly offset by cash inflows from accounts receivable from related party of $27,876, a reduction in advances to related party suppliers of $892, a reduction in inventory purchased of $25,103, a reduction in security deposits of $666, an increase in unearned revenue from related parties of $15,843, an increase in outstanding taxes payable of $41,315, an increase in outstanding accrued liabilities and other payables of $111,102 and a reduction in payments of lease liabilities to related parties of $278.

For the three months ended March 31, 2025, net cash used in operating activities was $675,948. This reflects our net loss of $721,708, adjusted by non-cash related expenses including depreciation and amortization expense of $92,276, a bad debt expense of $32,896, an inventory impairment of $209, operating lease expenses of $70,941, and then decreased by a net change in working capital of $150,562. The cash outflow from changes in working capital items mainly resulted from an increase in accounts receivables of $10,798, an increase in other receivables and prepaid expenses of $25,705, an increase in advances to suppliers of $7,609, a decrease in accounts payable of $60,073, a decrease in taxes payable of $31,920, a decrease in accrued liabilities and other payables of $175,913, and payments of lease liabilities of $25,694, partly offset by cash inflows from accounts receivable from related party of $122,865, a reduction in inventory of $55,996, a reduction in security deposits of $423, increases in unearned revenue of $2,297, and an increase in accounts payable to related parties of $5,569.

Net cash used in investing activities

For the three months ended March 31, 2026 and 2025, net cash used in investing activities was nil and nil, respectively.

Net cash provided by financing activities

For the three months ended March 31, 2026 and 2025, net cash provided by financing activities was $415,115 and $676,398, respectively. For the three months ended March 31, 2026, net cash provided by financing activities was the result of proceeds from advances from related parties of $492,204 and proceeds from a loan of $144,471, which was partly offset by repayments of loan due to related parties of $214,336 and repayment of government grant of $7,224. For the three months ended March 31, 2025, net cash provided by financing activities was the result of proceeds from advances from related parties of $1,421,841, which was partly offset by repayments of loan due to related parties of $530,559 and repayment of a government grant of $214,884.

Runcangsheng incurred a net loss of approximately $141,000 for the three months ended March 31, 2026. It is likely that we will require additional capital to achieve its short-term operational goals and long-range business plans. Further, we may need additional capital to maintain our other businesses. We may also have to raise additional financing as our working capital requirements are expected to increase in line with the growth of our business. In the past we have funded our operations through proceeds from private placements of equity and advances from our principal shareholder. Should we require capital to fund our business, we intend to finance our business by raising additional capital or, when available, borrowing additional funds. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders and could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Accounts Receivable

We maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2026 and December 31, 2025, the bad debt allowance was $82,163 and $85,947, respectively.

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

At March 31, 2026, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2026, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, involved in litigation incidental to the conduct of its business regarding merchandise sold, employment matters, and litigation regarding intellectual property rights.

On March 20, 2026, the Chengdu Jinjiang District People’s Court ordered Chengdu Aixin Zhonghong Biotechnology Co., Ltd. (“Zhonghong”) to repay RMB968,861 plus interest to Kaiyi Yang in a loan dispute. Although Quanzhong Lin, Zhonghong’s legal representative, has stated that the dispute relates to his personal affairs, the judgment imposes the repayment obligation on Zhonghong, which did not appeal. On June 28, 2026, Zhonghong entered into a settlement agreement with Yang to pay RMB1,268,861($186,652), including a RMB300,000 refund of share subscription funds, in four instalments through October 2026. All interest would be waived upon full and timely payment; otherwise, Yang may resume enforcement of the judgment. As of November 3, 2026, RMB1,168,861 ($175,668) remained outstanding.

On June 18, 2026, a former sales agent sued one of the Company's PRC subsidiaries, Runcangsheng and a third party company, Shengcaofeng Health Information Technology (Yunnan) Co., Ltd., in the People's Court of Luquan County, Yunnan Province. The agent alleges breach of a sales agency arrangement. The claims seek approximately RMB194,879 ($28,792) in total, covering refunds for undelivered products, unpaid agency bonuses and interest, plus litigation costs. The case is at an early stage, and no judgment has been rendered. Because of its early stage, the Company cannot predict the outcome or reasonably estimate any possible loss in excess of amounts already recorded. The Company does not expect this matter to have a material adverse effect on its consolidated financial statements.

On July 7, 2026, enforcement proceedings were initiated in connection with a labor dispute involving Li Fangbing and Aixin Shangyan Hotel Management Co., Ltd., in the People's Court of Xindu District, Chengdu, Sichuan Province. The enforcement amount was RMB76,074 ($11,198). The outstanding amount has been fully paid, and the enforcement proceedings have been concluded.

On May 15, 2026, Qin Xiaohua filed a labor dispute lawsuit against Chengdu Aixin Zhonghong Biotechnology Co., Ltd., in the People’s Court of Jinjiang District, Chengdu, Sichuan Province. The dispute involves RMB86,651 ($12,562). On October 28, 2026, both parties entered into a settlement agreement with Qin Xiaohua concerning unpaid wages totalling RMB86,651 ($12,562). Of this amount, RMB71,000 ($10,293) had been paid, and the remaining RMB15,651 ($2,269) is payable by November 30, 2026. Upon receipt of the remaining payment, Qin Xiaohua agreed to apply to the court to lift the related asset freeze and close the enforcement case.

On October 16, 2026, Li Kaiwen filed a labor dispute lawsuit against Chengdu Aixin Zhonghong Biotechnology Co., Ltd., in the People's Court of Xindu District, Chengdu, Sichuan Province. The dispute involves RMB76,524 ($11,445). On November 5, 2026, both parties entered into a settlement agreement. The agreement requires payment of RMB70,000 ($10,147), comprising RMB50,000 due upon signing and RMB20,000 due by December 31, 2026. Upon timely payment of the first instalment, the claimant is required to apply to the court to unfreeze the subsidiary’s bank accounts. As of November 5, 2026, the first instalment has been paid. All related claims will be resolved upon full performance of the agreement.

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our 2025 Form 10-K, which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2025 Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2026, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

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

AIXIN LIFE INTERNATIONAL, INC.

Dated: November 9, 2026	By:	/s/ Quanzhong Lin
Quanzhong Lin
President and Chief Executive Officer
(Principal Executive Officer)

